Form 10-Q
period 1995-01-01
LABARGE INC
filed 1995-02-14
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended January 1, 1995         Commission file number:     1-5761
- - - --------------------------------------------------------------------------------

                                 LaBarge, Inc.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     73-0574586
- - - -------------------------------                    ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



P.O. Box 14499, St. Louis, Missouri                        63178
- - - --------------------------------------------------------------------------------
           (Address)                                     (Zip Code)



                                 (314) 231-5960
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)



- - - --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No____.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this report. 15,227,316 shares.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                      (in thousands except per share data)



                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JANUARY 1,         January 2,           JANUARY 1,        January 2,
                                                                1995                 1994               1995               1994
- - - ------------------------------------------------------------------------------------------------------------------------------------

NET SALES                                                      $  16,206           $  18,038          $   33,317         $   37,646
- - - ------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                                   13,323              14,955              27,663             31,159
  Selling and administrative expenses                              2,055               2,010               4,123              4,215
- - - ------------------------------------------------------------------------------------------------------------------------------------

                                                                  15,378              16,965              31,786             35,374

EARNINGS FROM OPERATIONS                                             828               1,073               1,531              2,272
- - - ------------------------------------------------------------------------------------------------------------------------------------

  Interest expense                                                   511                 521               1,058              1,112
  Other income, net                                                  177                  37                 210                 71
- - - ------------------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS BEFORE
  INCOME TAXES                                                       494                 589                 683              1,231
Income tax expense                                                    29                  35                  41                 74
- - - ------------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                   $     465           $     554          $      642         $    1,157
===================================================================================================================================
NET EARNINGS PER COMMON SHARE                                       $.03                $.04                $.04               $.08
===================================================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                                 15,227              15,112              15,218             15,107
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                      (in thousands except per share data)

                                                                                            JANUARY 1,               July 3,
                                                                                                1995                  1994
- - - ------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $     261                $      140
  Accounts and notes receivable, net                                                      10,488                    14,291
  Inventories                                                                             14,716                    21,446
  Prepaid expenses                                                                           164                       249
  Deferred tax assets, net                                                                   614                       614
- - - ------------------------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                                  26,243                    36,740
- - - ------------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         2,629                     3,346
DEFERRED TAX ASSETS, NET                                                                   2,258                     2,258
OTHER ASSETS, NET                                                                          2,165                     2,133
- - - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                       $  33,295                $   44,477
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                $     700                $    2,800
  Current maturities of long-term debt                                                     1,768                     1,857
  Trade accounts payable                                                                   6,014                     9,836
  Other accrued liabilities                                                                2,799                     2,748
  Current liabilities from discontinued operations                                           252                       125
- - - ------------------------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                                             11,533                    17,366
- - - ------------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS:
  Liabilities from discontinued operations                                                  --                         232
  Long-term debt                                                                           9,091                    14,911
- - - ------------------------------------------------------------------------------------------------------------------------------------

                                                                                           9,091                    15,143
- - - ------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,227,316 shares at January 1, 1995
    and 15,166,877 shares at July 3, 1994                                                    152                       152
  Additional paid-in capital                                                              12,554                    12,493
  Retained earnings (deficit)                                                                (35)                     (677)
- - - ------------------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                            12,671                    11,968
- - - ------------------------------------------------------------------------------------------------------------------------------------


                                                                                       $  33,295                $   44,477
===================================================================================================================================


See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)



                                                                                                     SIX MONTHS ENDED
                                                                                                JANUARY 1,          January 2,
                                                                                                   1995                1994
- - - ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                               $      642             $   1,157
  Adjustments to reconcile net cash provided
    by operating activities:
      Depreciation and amortization                                                                 544                   520
      Accretion of discount on long-term assets from business divestitures                          (16)                  (18)
      Accretion of discount on note from discontinued operations                                     20                    24
      Gain on sale of Flippin facility                                                             (154)                 --
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                        1,179                 2,006
        Inventories                                                                              (1,623)                2,427
        Prepaid expenses                                                                             40                  (177)
        Trade accounts payable                                                                   (1,166)               (1,170)
        Accrued liabilities                                                                        (207)                 (419)
        Liabilities of discontinued operations                                                     (125)                  (75)
- - - ------------------------------------------------------------------------------------------------------------------------------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         (866)                4,275
- - - ------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                       (297)                   76
  Additions to other assets of continuing operations                                               (126)                 (241)
  Sale of operating facility in Flippin                                                           9,359                  --
- - - ------------------------------------------------------------------------------------------------------------------------------------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         8,936                 (165)
- - - ------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                   (5,909)               (1,939)
  Exercise of stock warrants and options                                                             60                    47
  Net change in short-term borrowings                                                            (2,100)               (2,500)
- - - ------------------------------------------------------------------------------------------------------------------------------------

         NET CASH USED BY FINANCING ACTIVITIES                                                   (7,949)               (4,392)
- - - ------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                121                  (282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    140                   304
- - - ------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $      261             $      22
===================================================================================================================================



See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at January 1, 1995 and July 3, 1994, the related consolidated statements of operations for the three and six months ended January 1, 1995 and January 2, 1994 and the statements of cash flows for the six months ended January 1, 1995 and January 2, 1994, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, including those regarding the sale of the Company's facility in Flippin, Arkansas, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                               JANUARY 1,                  July 3,
                                                                                   1995                     1994
- - - ------------------------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress  payments                                    $    7,511              $    10,640
Unbilled costs and accrued profits,
  net of progress payments                                                          1,058                    3,241
- - - ------------------------------------------------------------------------------------------------------------------------------------
Trade receivables - gross                                                           8,569                   13,881
Less:  Allowance for doubtful accounts                                               (171)                    (140)
- - - ------------------------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                             8,398                   13,741
Current portion of notes receivable                                                   488                      463
Escrow and cash advance
  receivable, net                                                                   1,522                     --
Other current receivables                                                              80                       87
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                               $   10,488              $    14,291
===================================================================================================================================


Unbilled amounts represent revenues recognized on contracts, less applicable progress payments received, for which billings have not been presented to the customers at the balance sheet dates. Unbilled amounts are usually billed within the month following the closing date as units are delivered to the customer.

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

The escrow and cash advance receivable, net represents funds on deposit in escrow and funds distributed by the Company for payroll and vendor payments on behalf of the buyer, related to the sale of the Flippin facility and the related business. These funds will be released upon final valuation of the net assets sold and satisfactory completion of certain representations and warranties regarding the sale. Cash advances are reimbursed on a regular basis.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                               JANUARY 1,                July 3,
                                                                                 1995                     1994
- - - ------------------------------------------------------------------------------------------------------------------------------------
Raw materials                                                                $    9,239               $    15,003
Work in process                                                                   6,616                     7,605
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                 15,855                    22,608
Less progress payments                                                           (1,139)                   (1,162)
- - - ------------------------------------------------------------------------------------------------------------------------------------
                                                                             $   14,716               $    21,446
===================================================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.

In the normal course of the contract manufacturing business, situations develop which require revisions to contract specifications and, as a result, renegotiation of pricing to allow recovery of additional costs incurred or to be incurred. Consistent with past practices, included in inventories at January 1, 1995 and July 3, 1994 are deferred costs subject to renegotiation totaling approximately $612,000 and $755,000, respectively. In management's opinion, these costs have been incurred due to customer changes in contract requirements and terms, and the resultant increase in costs and/or delays in contract performance, and will be recovered.

4.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                             JANUARY 1,                    July 3,
                                                                              1995                          1994
- - - ------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                                 $       700                  $     2,800

    Interest rate at period-end                                                10.00%                        8.75%

    Average amount of short-term borrowings
      outstanding during period (rounded to
      nearest thousand)                                                   $     3,245                  $     2,397

    Average interest rate for period                                            9.34%                        7.82%
    Maximum short-term borrowings
      at any month-end                                                    $     5,000                  $     3,200
===================================================================================================================================

      Total short-term borrowings                                         $       700                  $     2,800
===================================================================================================================================


                                                                          JANUARY 1,                      July 3,
                                                                              1995                        1994
- - - -----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  Sanwa Business Credit Corporation:
    Revolving credit agreement                                            $     2,500                  $     7,500
    Term loan                                                                   1,255                        1,705
Chemical Bank term loan                                                         1,607                        2,035
15% Subordinated Notes                                                          5,000                        5,000
Industrial revenue bond due
  semiannually through 1997,
  interest at 8%                                                                  270                          270
Other                                                                             227                          258
- - - -----------------------------------------------------------------------------------------------------------------------------------
                                                                               10,859                       16,768
Less current maturities                                                         1,768                        1,857
- - - -----------------------------------------------------------------------------------------------------------------------------------
       Total long-term debt                                               $     9,091                  $    14,911
===================================================================================================================================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

5.  OTHER INCOME AND EXPENSE, NET

The components of other income and expense, net are as follows:
(dollars in thousands)

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JANUARY 1,          January 2,           JANUARY 1,          January 2,
                                                           1995                1994                 1995                1994
- - - -----------------------------------------------------------------------------------------------------------------------------------

Interest income                                           $   29               $  34                $  58               $ 68
Gain on disposal of assets                                   154                  --                  154                 --
Other, net                                                    (6)                  3                   (2)                 3
- - - -----------------------------------------------------------------------------------------------------------------------------------
                                                          $  177               $  37                $ 210               $ 71
===================================================================================================================================


On December 2, 1994, the Company completed the sale of its operating business in Flippin, Arkansas, to Avnet, Inc. In the transaction, Avnet purchased substantially all of the assets of the Flippin operation and the related business for approximately $10,455,000 cash and assumed liabilities of approximately $2,900,000. This sale resulted in a gain of $154,000, which is included in other income.


6.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. There are 1,357,025 common stock warrants exercisable at $3.00 per share outstanding at January 1, 1995. Also outstanding are 97,000 common stock options exercisable at $.66 to $.726, 165,000 common stock options which are not exercisable until August, 1995 at $1.125 to $1.2375 per share and 75,000 common stock options which are not exercisable until August, 1996 at $1.3125 to $1.4438 per share. The warrants and options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.


7.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109). The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of January 1, 1995, the net value of this benefit is $2,872,000 and is reported as $614,000 in current assets and $2,258,000 in other assets.

The net operating loss carryforwards as of July 3, 1994, for Federal Income Tax purposes, were $20,794,000, which are available to offset future Federal taxable income through 2003. These carryforwards are the result of losses generated by discontinued operations prior to 1987. A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

8.  CASH FLOWS

Total cash payments for interest for the three and six months ended January 1, 1995 were $567,000 and $1,117,000 compared to $552,000 and $1,136,000 for the three and six months ended January 2, 1994.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATION AND
                              FINANCIAL CONDITION


LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies under contract with its customers. Markets for the Company's products are the defense electronics, medical equipment, aerospace, energy production, telecommunications, computer and various other commercial/industrial markets. The Company employs approximately 650 people.

On December 2, 1994, the Company completed the sale of the on-going business of its operation in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased substantially all of the assets of the Flippin operation and the related business for approximately $10,455,000 cash and assumed liabilities of approximately $2,900,000. The proceeds from the sale are being used to reduce debt. The Company intends to continue to operate its facilities in Huntsville and Berryville, Arkansas; Tulsa, Oklahoma and Joplin, Missouri. The Company will continue, through its remaining operations, to focus on the design and manufacture of high-tech electronic systems, devices and interconnect systems with special emphasis on higher value-added and proprietary products.

The Flippin facility manufactured cable assemblies for a variety of markets including computer products and medical equipment. Revenues for the fiscal year ended July 3, 1994 were approximately $19 million (26% of the Company total). For the six months ended January 1, 1995, the Company recorded revenues from Flippin (through the date of divestiture) of $7.3 million (22% of the Company total).

Of the approximate $10.5 million sale price, $9.4 million was received in cash at the time of sale, with the remainder held in escrow subject to adjustment based upon the closing-date balance sheet of the Flippin operation. A portion thereof ($500,000) is to be held in escrow subject to any claims by Avnet for breaches of representations and warranties until the first anniversary of the sale.

The sale was part of a Company plan to strengthen its balance sheet. The Company believes the stronger balance sheet will allow it much greater flexibility to invest in growth opportunities at its other facilities.

A proforma consolidated statement of operations for the twelve months ended July 3, 1994 and the six months ended January 1, 1995 follows and shows the effect of the sale of Flippin as if it had occurred at the beginning of each period noted.

LABARGE, INC.
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWELVE MONTHS ENDED JULY 3, 1994
AND THE SIX MONTHS ENDED JANUARY 1, 1995
(unaudited)
(in thousands except per share data)


                                   TWELVE MONTHS ENDED JULY 3, 1994                   SIX MONTHS ENDED JANUARY 1, 1995
                                Reported       Adjustments        PROFORMA         Reported       Adjustments        PROFORMA
                                --------       -----------        --------         --------       -----------        --------
NET SALES                       $   73,143       $   19,008       $    54,135      $    33,317       $   7,339        $   25,978
- - - ---------------------------------------------------------------------------------------------------------------------------------

COST OF SALES                       60,798           16,710            44,088           27,662           6,534            21,128
SELLING & ADMIN. EXPENSES            8,263            1,354             6,909            4,123             665             3,458
- - - ---------------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS             4,082              944             3,138            1,531             140             1,391
  INTEREST EXPENSE                   2,117              817             1,300            1,058             489               569
  OTHER INCOME, NET                    138                2               136              210             154                56
- - - ---------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES         2,103              129             1,974              683             195               878
INCOME TAX EXPENSE (BENEFIT)          (253)              (8)             (261)              41              11                52
- - - ---------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                         2,356              121             2,235              642             184               826
===================================================================================================================================

EARNINGS PER COMMON SHARE            $0.16             --               $0.15            $0.04            --               $0.05
===================================================================================================================================

AVERAGE COMMON SHARES               15,135             --              15,135           15,218            --              15,218
===================================================================================================================================

The above reflects adjustments to eliminate the sales and profit generated by the Flippin facility for the twelve- and six-month periods indicated as well as adjustment of interest expense to reflect the cash received from the sale of Flippin used to reduce debt.

Historically, due to the lead times required in the production of the Company's defense and aerospace products, its backlog of firm, unshipped orders has always been considered extremely important. However, with the reduction in the Company's dependence on defense work this has changed. The importance of backlog as an indicator of future performance has declined due to the Company's increase in the proportion of sales received from new subcontract and commercial work, both of which have much shorter lead times and demand quick turnaround on product deliveries. The backlog at January 1, 1995 was approximately $47,065,000 compared to $50,966,000 at January 2, 1994, which excludes Flippin's backlog at that date. The backlog at January 1, 1995 for the products described below consisted of: approximately $34,294,000 of orders for various defense products, the majority of which contain cancellation and termination provisions, and $12,771,000 of orders for commercial products. Approximately $7,852,000 of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

Substantially all of the Company's contracts with the United States Government and subcontracts with prime contractors of the United States Government are firm fixed-price contracts. Under firm fixed-price contracts, work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the Company.

The Company continues to pursue defense-related business. During the first quarter, the Company received additional orders on the AEGIS program totaling $8.4 million. AEGIS is the most advanced shipboard anti-aircraft and anti-missile system in the world. All work on this contract will be performed in Huntsville, Arkansas.

Sales to Martin Marietta represented approximately 30% of total Company sales for the three and six months ended January 1, 1995.

The Company also serves the energy production, medical equipment, commercial aerospace, telecommunications and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. For the first half, non-defense business represented approximately 50% of total Company sales (36% restated to remove sales from Flippin). The Company manufactures products as diverse as an audio tape player used by the vision impaired and data collection equipment used in oil and gas production. As in the defense market, all production is completed on a contract basis.

Clinical trials of the blood laser perforator, developed under a contract with Venisect, Inc., began on October 26, 1994, pursuant to an approval received from the U.S. Food and Drug Administration (the "FDA"). Results of Phase I of the trials were positive and a report was filed with the FDA requesting permission to begin Phase II. Conditional approval has been received. It is anticipated that Phase II will be complete by March/April. It is not known at this time when the product could enter production or what future sales might be.

In order to facilitate an understanding of the sale of Flippin and the related business, the following schedule shows a proforma statement of operations excluding Flippin for the periods indicated.

LABARGE, INC.
PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands except per share data)

                                      YEAR END                QTR. END           QTR. END           SIX MOS.
                                     JULY 3, 1994           OCT. 2, 1994       JAN. 1, 1995       JAN. 1, 1995
                                     PROFORMA               PROFORMA           PROFORMA           PROFORMA
- - - ---------------------------------------------------------------------------------------------------------------------------------
NET SALES                             $    54,135            $   12,438         $   13,540         $   25,978
- - - ---------------------------------------------------------------------------------------------------------------------------------

COST OF SALES                              44,088                10,081             11,048             21,128
SELLING & ADMIN. EXPENSES                   6,909                 1,643              1,815              3,458
- - - ---------------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                    3,138                   714                677              1,391
  INTEREST EXPENSE                          1,300                   309                260                569
  OTHER INCOME, NET                           136                    33                 22                 56
- - - ---------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                1,974                   438                439                878
INCOME TAX EXPENSE (BENEFIT)                 (261)                   17                 34                 52
- - - ---------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                2,235                   421                405                826
===================================================================================================================================

EARNINGS PER COMMON SHARE                   $0.15                 $0.03              $0.03              $0.05
===================================================================================================================================

AVERAGE COMMON SHARES                      15,135                15,209             15,227             15,218
===================================================================================================================================



Management expects third quarter sales to increase from the second quarter level as reflected in the above table, but decrease somewhat from the actual reported second quarter level which includes Flippin sales for October and November. Earnings are expected to increase compared to both the proforma and actual reported second quarter.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



RESULTS OF OPERATIONS
SIX MONTHS ENDED JANUARY 1, 1995
COMPARED TO SIX MONTHS ENDED JANUARY 2, 1994

In December, the Company sold its Flippin, Arkansas operation and its related business for approximately $10,455,000. Sales, related costs and profits though November, 1994 are included in operating results and may distort the comparative data presented.

Net sales for the six months ended January 1, 1995 were $33,317,000 compared to $37,646,000 for the six months ended January 2, 1994. Approximately $1,800,000 of the decline is due to the sale of Flippin, while the remainder is caused by lower defense-related sales.

Gross profit for the six months ended January 1, 1995 was $5,654,000, 17.0% of sales, compared to $6,487,000, 17.2% of sales, for the six months ended January 2, 1994. The majority of the decline is due to the lower volume, including the sale of Flippin.

Selling and administrative expenses for the six months ended January 1, 1995 were $4,123,000, 12.4% of sales, compared to $4,215,000, 11.2% of sales, for the six months ended January 2, 1994. Costs are slightly down from prior year and continue to show the effects of cost containment efforts.

Earnings from operations were $1,531,000, 4.6% of sales, for the six months ended January 1, 1995, compared to $2,272,000, 6.0% of sales, for the six months ended January 2, 1994.

Interest expense for the six months ended January 1, 1995 was $1,058,000, compared to $1,112,000 for the six months ended January 2, 1994. Lower debt levels continue to cause lower interest costs; however, increasing interest rates have largely offset the effect of lower debt levels.

Other income was $210,000 and $71,000 for the six months ended January 1, 1995 and January 2, 1994, respectively. Included in the other income for the period ended January 1, 1995, is $154,000 in gain from the sale of the Flippin facility. The remainder of this income represents accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the six months ended January 1, 1995 and January 2, 1994, respectively, was $41,000 and $74,000.

Net earnings for the six months ended January 1, 1995 were $642,000, compared to $1,157,000 for the six months ended January 2, 1994.

Earnings per common share were $.04 for the six months ended January 1, 1995 and $.08 for the six months ended January 2, 1994.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 1, 1995
COMPARED TO THREE MONTHS ENDED JANUARY 2, 1994

Net sales for the three months ended January 1, 1995 were $16,206,000 compared to $18,038,000 for the three months ended January 2, 1994. This decrease in volume is primarily attributable to the sale of the Flippin facility and the related business.

Gross profit for the three months ended January 1, 1995 was $2,883,000, 17.8% of sales, compared to $3,083,000, 17.1% of sales, for the three months ended January 2, 1994. Lower volume in relation to fixed costs and the sale of Flippin have contributed to the lower gross profit. Margins are up due to improved product costs for those products shipped.

Selling and administrative expenses were $2,055,000, 12.7% of sales, for the three months ended January 1, 1995, compared to $2,010,000, 11.1% of sales, for the three months ended January 2, 1994. The expenses have remained relatively constant year to year, but due to lower volume and the high content of fixed costs included in selling and administrative expenses, the percentage to sales has increased.

Earnings from operations for the three months ended January 1, 1995 were $828,000, 5.1% of sales, compared to $1,073,000, 6.0% of sales, for the three months ended January 2, 1994.

Interest expense for the three months ended January 1, 1995 was $511,000, compared to $521,000 for the three months ended January 2, 1994. Lower debt levels continue to keep interest costs down, in spite of increasing interest rates. With the sale of the Flippin operation and the resulting decrease in debt, interest expense should be considerably lower in future periods.

Other income was $177,000 and $37,000 for the three months ended January 1, 1995 and January 2, 1994, respectively. Included in the January 1, 1995 results is a gain of $154,000 on the sale of the Flippin facility. The balance is due to the accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the three months ended January 1, 1995 and January 2, 1994 was $29,000 and $35,000, respectively.

Net earnings for the three months ended January 1, 1995 were $465,000, down 16% compared to $554,000 for the three months ended January 2, 1994.

Earnings per common share were $.03 for the three months ended January 1, 1995 compared to $.04 for the three months ended January 2, 1994.


FINANCIAL CONDITION & LIQUIDITY

On December 2, 1994, the Company completed the sale of its operations in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased the net assets of the Flippin operation and the related business for $10,455,000 and assumed liabilities of $2,900,000. The proceeds of the sale are being used to reduce debt. As of January 1, 1995, $9,363,000 of the purchase price has been received and used to reduce debt. Subsequent to January 1, 1995, the Company received an additional $450,000.

At January 1, 1995, the Company had borrowings as follows: a term loan with an initial balance of $3,280,000 payable over four years at an interest rate of prime plus 1.5% and a revolving credit facility of up to $14,500,000 which expires July 1, 1996, at prime plus 1.5% interest, both through Sanwa Business Credit. As of January 1, 1995, $1,255,000 was outstanding on the term loan and $3,200,000 was outstanding on the revolver. In addition, the Company has $5,000,000 of 15% Subordinated Notes due May 15, 1997, $1,607,000 in notes due Chemical Bank at prime plus .5%, plus other debt totaling $497,000. Equity at January 1, 1995 was $12,671,000 or $.83 per common share.

Primary sources of the cash generated were: the sale of the Flippin operations and the related business--$9,359,000, net income of $642,000 adjusted for non-cash depreciation and amortization of $544,000, and reduction of accounts receivable of $1,179,000. Cash was used to increase inventories by $1,623,000, and reduce accounts payable and accrued liabilities by $1,373,000.

During the six months ended January 1, 1995, the Company reduced borrowings $7,949,000.

                                   SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   LABARGE, INC.
(Registrant)                                    -------------------





Date         2/10/95
        ----------------



                                                  /S/ WILLIAM J. MAENDER
                                                  ----------------------
                                                  William J. Maender
                                                  Vice President - Finance,
                                                  Treasurer and Secretary

                                    PART II



Item 5.      Other Information

             On December 2, 1994, the Company filed a special report on Form 8-K the sale of its operation in Flippin, Arkansas. Attached hereto and incorporated herein as Exhibit 99(a) are proforma Statement of Operations for the twelve months ended July 3, 1994 and six months ended January 1, 1995.

Item 6.      Exhibits and Reports on Form 8-K

   (a)  Exhibits

Exhibit
Number                                           Description
- - - ------                                           -----------

  2(a)                     Asset   Purchase  Agreement   between   Avnet,
                           Inc. and LaBarge, Inc. dated December 2, 1994,
                           previously filed as Exhibit 2(a) to the Company's
                           current report on Form 8-K, as filed with the
                           Commission on December 2, 1994 and incorporated
                           herein by reference.

 27                        Financial Data Schedule

 99(a) Proforma statement of operations for the twelve months ended July 3, 1994 and the six months ended January 1, 1995.

   (b)  Reports on Form 8-K

   On December 2, 1994, the Company filed a special report on Form 8-K to report under, Item 2, the sale of its operation in Flippin, Arkansas.