Form 10-Q
period 1995-04-02
LABARGE INC
filed 1995-05-17
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended April 2, 1995           Commission file number:     1-5761
- --------------------------------------------------------------------------------

                                 LaBarge, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      73-0574586
- ----------------------------------                  ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



     P.O. Box 14499, St. Louis, Missouri                     63178
- --------------------------------------------------------------------------------
                (Address)                                  (Zip Code)



                                 (314) 231-5960
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)




- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    .    No    .
                                                 ----       ----
Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this report. 15,227,316 shares.

                                 LaBARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (In thousands except per share data)





                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          APRIL 2,             April 3,           APRIL 2,            April 3,
                                                            1995                 1994               1995                1994
NET SALES                                               $   14,770            $  17,184          $  48,087           $  54,831
                                                        ----------            ---------          ---------           ---------

COSTS AND EXPENSES:
  Cost of sales                                             12,307               14,085             39,970              45,244
  Selling and administrative expense                         1,891                2,039              6,014               6,255
                                                        ----------            ---------          ---------           ---------
                                                            14,198               16,124             45,984              51,499

EARNINGS FROM OPERATIONS                                       572                1,060              2,103               3,332
                                                        ----------            ---------          ---------           ---------

  Interest expense                                             334                  472              1,392               1,584
  Other income, net                                             37                   34                247                 105
                                                        ----------            ---------          ---------           ---------

EARNINGS BEFORE INCOME TAXES                                   275                  622                958               1,853
Income tax expense                                              16                   37                 57                 111

                                                        ----------            ---------          ---------           ---------

NET EARNINGS                                            $      259            $     585          $     901           $   1,742
                                                        ==========            =========          =========           =========

NET EARNINGS PER COMMON SHARE                                 $.02                 $.04               $.06                $.12
                                                        ==========            =========          =========           =========

AVERAGE COMMON SHARES OUTSTANDING                           15,227               15,162             15,220              15,125
                                                        ==========            =========          =========           =========


See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                      (in thousands except per share data)

                                                                                              APRIL 2,               July 3,
                                                                                                1995                  1994
                                                                                        ---------------         ---------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $     255                $      140
  Accounts and notes receivable, net                                                       8,867                    14,291
  Inventories                                                                             14,290                    21,446
  Prepaid expenses                                                                           299                       249
  Deferred tax assets, net                                                                   614                       614
                                                                                       ---------                ----------

    TOTAL CURRENT ASSETS                                                                  24,325                    36,740
                                                                                       ---------                ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         2,654                     3,346
DEFERRED TAX ASSETS, NET                                                                   2,258                     2,258
OTHER ASSETS, NET                                                                          2,239                     2,133
                                                                                       ---------                ----------

                                                                                       $  31,476                $   44,477
                                                                                       =========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                $   2,000                $    2,800
  Current maturities of long-term debt                                                     1,769                     1,857
  Trade accounts payable                                                                   5,240                     9,836
  Other accrued liabilities                                                                2,497                     2,748
  Current liabilities from discontinued operations                                           261                       125
                                                                                       ---------                ----------

    TOTAL CURRENT LIABILITIES                                                             11,767                    17,366
                                                                                       ---------                ----------

LONG-TERM OBLIGATIONS:
  Liabilities from discontinued operations                                                   -                         232
  Long-term debt                                                                           6,779                    14,911
                                                                                       ---------                ----------

                                                                                           6,779                    15,143
                                                                                       ---------                ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,227,316 shares at April 2, 1995
    and 15,166,877 shares at July 3, 1994                                                    152                       152
  Additional paid-in capital                                                              12,554                    12,493
  Retained earnings (deficit)                                                                224                      (677)
                                                                                       ---------                ----------

    TOTAL STOCKHOLDERS' EQUITY                                                            12,930                    11,968
                                                                                       =========                ==========

                                                                                       $  31,476                $   44,477
                                                                                       =========                ==========


                    See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)



                                                                                                     NINE MONTHS ENDED
                                                                                              APRIL 2,               April 3,
                                                                                                1995                   1994
                                                                                             ---------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                               $    901                $  1,742
  Adjustments to reconcile net cash provided
    by operating activities:
      Depreciation and amortization                                                               760                     789
      Accretion of discount on long-term assets from business divestitures                        (23)                    (26)
      Accretion of discount on note from discontinued operations                                   29                      36
      Gain on sale of Flippin facility                                                           (154)                   -
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                      2,268                     943
        Inventories                                                                            (1,197)                   (682)
        Prepaid expenses                                                                          (95)                   (204)
        Trade accounts payable                                                                 (1,941)                  2,028
        Accrued liabilities                                                                      (508)                    122
        Liabilities of discontinued operations                                                   (125)                    (75)
                                                                                             --------                --------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        (85)                  4,673
                                                                                             --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                     (500)                   (475)
  Additions to other assets of continuing operations                                             (230)                   (243)
  Sale of operating facility in Flippin                                                         9,890                    -
                                                                                             --------                --------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      9,160                    (718)
                                                                                             --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                 (8,220)                 (2,537)
  Exercise of stock warrants and options                                                           60                      56
  Net change in short-term borrowings                                                            (800)                 (1,647)
                                                                                             --------                --------

         NET CASH USED BY FINANCING ACTIVITIES                                                 (8,960)                 (4,128)
                                                                                             --------                --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              115                    (173)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  140                     304
                                                                                             --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    255                $    131
                                                                                             ========                ========


                    See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at April 2, 1995 and July 3, 1994, the related consolidated statements of operations for the three and nine months ended April 2, 1995 and April 3, 1994 and the statements of cash flows for the nine months ended April 2, 1995 and April 3, 1994, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, including those regarding the sale of the Company's facility in Flippin, Arkansas, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods have been made.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                                 APRIL 2,                  July 3,
                                                                                   1995                     1994
                                                                               ----------              ------------
Billed shipments, net of progress  payments                                    $    7,241              $    10,640
Unbilled costs and accrued profits,
  net of progress payments                                                            972                    3,241
                                                                               ----------              -----------
Trade receivables - gross                                                           8,213                   13,881
Less:  Allowance for doubtful accounts                                               (171)                    (140)
                                                                               ----------              -----------
Trade receivables - net                                                             8,042                   13,741
Current portion of notes receivable                                                   495                      463
Escrow and cash advance
  receivable, net                                                                     274                     -
Other current receivables                                                              56                       87
                                                                               ----------              -----------
                                                                               $    8,867              $    14,291
                                                                               ==========              ===========


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

The escrow and cash advance receivable, net represents funds on deposit in escrow and funds distributed by the Company for payroll and vendor payments on behalf of the buyer, related to the sale of the Flippin facility and the related business. These funds will be released upon completion of certain representations and warranties regarding the sale. Cash advances are reimbursed on a regular basis.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                               APRIL 2,                  July 3,
                                                                                1995                     1994
                                                                             ----------               -----------
Raw materials                                                                $    8,699               $    15,003
Work in process                                                                   6,137                     7,605
                                                                             ----------               -----------
                                                                                 14,836                    22,608
Less progress payments                                                             (546)                   (1,162)
                                                                             ----------               -----------
                                                                             $   14,290               $    21,446
                                                                             ==========               ===========


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.

In the normal course of the contract manufacturing business, situations develop which require revisions to contract specifications and, as a result, renegotiation of pricing to allow recovery of additional costs incurred or to be incurred. Consistent with past practices, included in inventories at April 2, 1995 and July 3, 1994 are deferred costs subject to renegotiation totaling approximately $612,000 and $755,000, respectively. In management's opinion, these costs have been incurred due to customer changes in contract requirements and terms, and the resultant increase in costs and/or delays in contract performance, and will be recovered.

4.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                             APRIL 2,                      July 3,
                                                                              1995                          1994
                                                                          -----------                  ------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                                 $     2,000                  $     2,800

    Interest rate at period-end                                                 10.50%                        8.75%

    Average amount of short-term borrowings
      outstanding during period (rounded to
      nearest thousand)                                                   $     2,456                  $     2,397

    Average interest rate for period                                             9.50%                        7.82%
    Maximum short-term borrowings
      at any month-end                                                    $     5,000                  $     3,200
                                                                          ===========                  ===========

      Total short-term borrowings                                         $     2,000                  $     2,800
                                                                          ===========                  ===========

                                                                            APRIL 2,                      July 3,
                                                                              1995                        1994
                                                                          -----------                  -----------
LONG-TERM DEBT:
  Sanwa Business Credit Corporation:
    Revolving credit agreement                                            $     2,500                  $     7,500
    Term loan                                                                   1,030                        1,705
Chemical Bank term loan                                                         1,250                        2,035
15% Subordinated Notes                                                          -                            5,000
12% Subordinated Notes                                                          3,386
Industrial revenue bond due
  semiannually through 1997,
  interest at 8%                                                                  180                          270
Other                                                                             202                          258
                                                                          -----------                  -----------

                                                                                8,548                       16,768
Less current maturities                                                         1,769                        1,857
                                                                          -----------                  -----------
       Total long-term debt                                               $     6,779                  $    14,911
                                                                          ===========                  ===========


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

5.  OTHER INCOME AND EXPENSE, NET

The components of other income and expense, net are as follows:
(dollars in thousands)

                                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   APRIL 2,           April 3,              APRIL 2,           April 3,
                                                    1995                1994                 1995                 1994
                                                   ---------          ---------             ---------          ---------
Interest income                                    $      40            $    33              $     98            $   100
Gain on disposal of assets                              -                  -                      154               -
Other, net                                                (3)                 1                    (5)                 5
                                                   ---------            -------              --------            -------
                                                   $      37            $    34              $    247            $   105
                                                   =========            =======              ========            =======


On December 2, 1994, the Company completed the sale of its operating business in Flippin, Arkansas, to Avnet, Inc. In the transaction, Avnet purchased substantially all of the assets of the Flippin operation and the related business for approximately $10,455,000 cash and assumed liabilities of approximately $2,900,000. This sale resulted in a gain of $154,000, which is included in other income for the nine months ended April 2, 1995.

6.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. There are 1,357,025 common stock warrants exercisable at $3.00 per share outstanding at April 2, 1995. Also outstanding are the following common stock options: 97,000 exercisable at $.66 to $.726; 165,000 which are not exercisable until August, 1995 at $1.125 to $1.2375 per share; 75,000 not exercisable until August, 1996 at $1.3125 to $1.4438 per share; and 20,000 not exercisable until February, 1997 at $1.3833 per share. The warrants and options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.

7.  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (SFAS 109). The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of April 2, 1995, the net value of this benefit is $2,872,000 and is reported as $614,000 in current assets and $2,258,000 in other assets.

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

8.  CASH FLOWS

Total cash payments for interest for the three and nine months ended April 2, 1995 were $413,000 and $1,530,000 compared to $474,000 and $1,610,000 for the three and nine months ended April 3, 1994.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATION AND
                              FINANCIAL CONDITION


LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies under contract with its customers. Markets for the Company's products are the defense electronics, medical equipment, aerospace, energy production, telecommunications, computer and various other commercial/industrial markets. The Company employs approximately 640 people.

On December 2, 1994, the Company completed the sale of the on-going business of its operation in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased substantially all of the assets of the Flippin operation and the related business for approximately $10,455,000 cash and assumed liabilities of approximately $2,900,000. The proceeds from the sale are being used to reduce debt. The Company intends to continue to operate its facilities in Huntsville and Berryville, Arkansas; Tulsa, Oklahoma and Joplin, Missouri. The Company will continue, through its remaining operations, to focus on design and manufacture of high-tech electronic systems, devices and interconnect systems with special emphasis on higher value-added products.

The Flippin facility manufactured cable assemblies for a variety of markets including computer products and medical equipment. Revenues for the fiscal year ended July 3, 1994 were approximately $19 million (26% of the Company total). The Company recorded revenues from Flippin (through the date of divestiture, November 27, 1994) of $7.3 million (approximately 15% of the Company's total). For the nine months of fiscal 1994, Flippin accounted for approximately $14,400,000 in sales. Of the approximate $10.5 million sale price, $9.9 million has been received in cash, with the remainder held in escrow subject to any claims by Avnet for breaches of representations and warranties until the first anniversary of the sale.

During the three months ended April 2, 1995, the Company offered and exchanged $3,385,000 of 15% Subordinated Notes due May, 1997 for a like amount of 12% Subordinated Notes due May, 1998. It also redeemed the remaining $1,615,000 of 15% Notes for cash. This transaction will result in lower interest costs in the future.

The sale of Flippin and the exchange and redemption of the 15% Subordinated Notes due in May, 1997, were part of a Company plan to strengthen its balance sheet. The Company believes the stronger balance sheet will allow it much greater flexibility to invest in growth opportunities at its other facilities.

Historically, due to the lead times required in the production of the Company's defense and aerospace products, its backlog of firm, unshipped orders has always been considered extremely important. However, with the reduction in the Company's dependence on defense work, this has changed. The importance of backlog as an indicator of future performance has declined due to the Company's increase in the proportion of sales received from new subcontract and commercial work, both of which have much shorter lead times and demand quick turnaround on product deliveries. The backlog at April 2, 1995 was approximately $43,600,000 compared to $51,600,000 at April 3, 1994, which excludes Flippin's backlog at that date. The backlog at April 2, 1995 for the products described below consisted of approximately $30,100,000 of orders for various defense products, the majority of which contain cancellation and termination provisions, and $13,500,000 of orders for commercial products. Approximately $6,600,000 of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

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

The Company continues to pursue defense-related business. During the first quarter, the Company received additional orders on the AEGIS program totaling $8.4 million. AEGIS is the most advanced shipboard anti-aircraft and anti-missile system in the world. All work on this contract is being performed in Huntsville, Arkansas.

Sales to Martin Marietta represented approximately a third of total Company sales for the three and nine months ended April 2, 1995.

The Company also serves the energy production, medical equipment, commercial aerospace, telecommunications and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. Non-defense business represented approximately 44% of total Company sales (35% restated to remove sales from Flippin). The Company manufactures products as diverse as an audio tape player used by the vision impaired and data collection equipment used in oil and gas production. As in the defense market, all production is completed on a contract basis.

Clinical trials of the blood laser perforator, developed under a contract with Venisect, Inc., began on October 26, 1994, pursuant to an approval received from the U.S. Food and Drug Administration (the "FDA"). Results of Phase I of the trials were positive and a report was filed with the FDA requesting permission to begin Phase II. Approval has been received and Phase II testing is expected to begin soon. It is not known at this time when the product could enter production or what future sales might be.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



RESULTS OF OPERATIONS
NINE MONTHS ENDED APRIL 2, 1995
COMPARED TO NINE MONTHS ENDED APRIL 3, 1994

In December, the Company sold its Flippin, Arkansas operation and its related business for approximately $10,455,000. Sales, related costs and profits though November, 1994 are included in operating results and may distort the comparative data presented.

Net sales for the nine months ended April 2, 1995 were $48,087,000 compared to $54,831,000 for the nine months ended April 3, 1994. Approximately $6,950,000 of the decline is due to the sale of Flippin, while the remainder of the business had a modest increase of $200,000 year to year.

Gross profit for the nine months ended April 2, 1995 was $8,117,000, 16.9% of sales, compared to $9,587,000, 17.5% of sales, for the nine months ended April 3, 1994. The sale of Flippin caused 80% of the reduction in gross profit dollars, while lower than anticipated sales volume compared to fixed costs caused the lower margin.

Selling and administrative expenses for the nine months ended April 2, 1995 were $6,014,000, 12.5% of sales, compared to $6,255,000, 11.4% of sales, for the nine months ended April 3, 1994. Costs are slightly down from prior year and continue to show the effects of cost containment efforts.

Earnings from operations were $2,103,000, 4.4% of sales, for the nine months ended April 2, 1995, compared to $3,332,000, 6.1% of sales, for the nine months ended April 3, 1994.

Interest expense for the nine months ended April 2, 1995 was $1,392,000, compared to $1,584,000 for the nine months ended April 3, 1994. Lower debt levels continue to cause lower interest costs; however, increasing interest rates have largely offset the effect of lower debt levels.

Other income was $247,000 and $105,000 for the nine months ended April 2, 1995 and April 3, 1994, respectively. Included in the other income for the period ended April 2, 1995, is $154,000 in gain from the sale of the Flippin facility. The remainder of this income represents accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the nine months ended April 2, 1995 and April 3, 1994, respectively, was $57,000 and $111,000.

Net earnings for the nine months ended April 2, 1995 were $901,000, compared to $1,742,000 for the nine months ended April 3, 1994.

Earnings per common share were $.06 for the nine months ended April 2, 1995 and $.12 for the nine months ended April 3, 1994.


RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 2, 1995
COMPARED TO THREE MONTHS ENDED APRIL 3, 1994

Net sales for the three months ended April 2, 1995 were $14,770,000 compared to $17,184,000 for the three months ended April 3, 1994. Excluding Flippin's volume from 1994, the remainder of the business showed a sales gain of approximately 23% year-to-year for the three-month period.

Gross profit for the three months ended April 2, 1995 was $2,463,000, 16.7% of sales, compared to $3,100,000, 18% of sales, for the three months ended April 3, 1994. 1995's gross profit dollars were up approximately $245,000 or 10% when Flippin is excluded from the 1994 value. However, due to lower than anticipated sales volume compared to fixed costs, margins are down approximately 1.5 points year to year.

Selling and administrative expenses were $1,891,000, 12.8% of sales, for the three months ended April 2, 1995, compared to $2,039,000, 11.9% of sales, for the three months ended April 3, 1994.

Earnings from operations for the three months ended April 2, 1995 were $572,000, 3.9% of sales, compared to $1,060,000, 6.1% of sales, for the three months ended April 3, 1994.

Interest expense for the three months ended April 2, 1995 was $334,000, compared to $472,000 for the three months ended April 3, 1994. Lower debt levels continue to keep interest costs down, in spite of increasing interest rates.

Other income was $37,000 and $34,000 for the three months ended April 2, 1995 and April 3, 1994, respectively. This is primarily accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the three months ended April 2, 1995 and April 3, 1994 was $16,000 and $37,000, respectively.

Net earnings for the three months ended April 2, 1995 were $259,000 compared to $585,000 for the three months ended April 3, 1994.

Earnings per common share were $.02 for the three months ended April 2, 1995 compared to $.04 for the three months ended April 3, 1994.

FINANCIAL CONDITION & LIQUIDITY

On December 2, 1994, the Company completed the sale of its operations in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased the net assets of the Flippin operation and the related business for $10,455,000 and assumed liabilities of $2,900,000. The proceeds of the sale were used to reduce debt. As of April 2, 1995, $9,890,000 of the purchase price has been received and used to reduce debt.

During the quarter ended April 2, 1995, the Company exchanged $3,385,000 of 15% Subordinated Notes due in 1997 for a like amount of 12% Subordinated Notes due in May, 1998. It also redeemed the remainder of the 15% Subordinated Notes for cash of $1,615,000.

At April 2, 1995, the Company had borrowings as follows: a term loan with an initial balance of $3,280,000 payable over four years at an interest rate of prime plus 1.5% and a revolving credit facility of up to $14,500,000 which expires July 1, 1996, at prime plus 1.5% interest, both through Sanwa Business Credit. As of April 2, 1995, $1,030,000 was outstanding on the term loan and $4,500,000 was outstanding on the revolver. In addition, the Company now has $3,385,000 of 12% Subordinated Notes due May 15, 1998, $1,250,000 in notes due Chemical Bank at prime plus .5%, plus other debt totaling $383,000. Equity at April 2, 1995 was $12,930,000 or $.85 per common share.

Primary sources of the cash generated in 1995 are: the sale of the Flippin operations and the related business--$9,890,000, net income of $901,000 adjusted for non-cash depreciation and amortization of $760,000, and reduction of accounts receivable of $2,268,000. Cash has been used to increase inventories by $1,197,000, and reduce accounts payable and accrued liabilities by $2,449,000.

During the nine months ended April 2, 1995, the Company reduced borrowings $9,020,000.





                                    PART II



Items 1 thru 5.       Not applicable.


Item 6(a). For a list of Exhibits, see "Index to Exhibits" appearing elsewhere herein.

Item 6(b).            Issuer had no Reports on Form 8-K during the quarter.

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LABARGE, INC.
                                        ------------------------------
                                        (Registrant)





Date
     ------------------------




                                        ---------------------------------------
                                        William J. Maender
                                        Vice President - Finance,
                                        Treasurer and Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                                          Description                                                   Page
- -------                                         -----------                                                   ----
 2(a)         Asset Purchase Agreement between Avnet, Inc. and LaBarge, Inc. dated December 2, 1994, previously filed as Exhibit 2(a) to the Company's current report on Form 8-K, as filed with the Commission on December 2, 1994 and incorporated herein by reference.

 3.1          Certificate of Incorporation, as amended, previously filed as Exhibit 3.1 to the
              Company's Annual Report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference.

 3.1(a)       Amendment to Certificate of Incorporation previously filed as Exhibit 3.1 to the Company's
              Annual Report on Form 10-K for the fiscal year ended June 30, 1987 and incorporated herein by reference.

 3.1(b)       Amendment to Certificate of Incorporation dated June 23, 1988, previously filed as
              Exhibit 3.1(b) to the Company's Registration Statement on Form S-1 as filed with the
              Commission on July 19, 1988 and incorporated herein by reference.

 3.1(c)       Amendment to Certificate of Incorporation dated August 24, 1989, previously filed as
              Exhibit 3.1(c) to the Company's Current Report on Form 8-K as filed with the Commission on August 24, 1989, and incorporated herein by reference.

 3.1(d)       Amendment to Certificate of Incorporation dated November 5, 1992, previously filed as
              Exhibit 3.1(d) to the Company's Current Report on Form 10-K as filed with the Commission on September 3, 1993, and incorporated herein by reference.

 3.1(e)       Amendment to Certificate of Incorporation dated January 31, 1994, previously filed as
              Exhibit 3.1(e) to the Company's Current Report on Form 10-Q as filed with the Commission on May 4, 1994, and incorporated herein by reference.

 3.2          By-Laws, as amended, previously filed as Exhibit 3.2 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1980 and incorporated herein by reference.

 4.1          Indenture dated as of April 1, 1992 between the Registrant and Mark Twain Bank with respect to 15% Subordinated Notes due May 15, 1997, and incorporated herein by reference.

 4.1(a)       Form of Warrant to purchase 300,000 common shares issued to Sanwa Business Credit
              Corporation, previously filed as Exhibit 4(b) to the Company's Current Report on Form 8-K
              as filed with the Commission on June 12, 1992, and incorporated herein by reference.

Exhibit
Number                                          Description                                                   Page
- -------                                         -----------                                                   ----
 4.1(b)       Form of Registrant's three-year warrant to purchase Common Stock (issued in partial exchange for Class C Preferred Stock), previously filed as Exhibit 4(c) to the
              Company's Current Report on Form 8-K as filed with the Commission on June 12, 1992, and incorporated herein by reference.

 4.2          Executed counterparts of warrants issued pursuant to a Securities Purchase Agreement, previously filed as Exhibit 4.1(b) (i)-(iv) to the Company's Current Report on Form
              8-K as filed with the Commission on August 11, 1989, and incorporated herein by reference.

10.3(a)       $5,000,000 Note payable by the Company to Chemical Bank dated March 30, 1987, previously filed as Exhibit 10.3(g) to the Company's Annual Report on Form 10-K for
              the years ended June 30, 1987 and incorporated herein by reference.

10.4          Management Incentive Compensation Program, previously filed as Exhibit 10.4 to the
              Company's Annual Report on Form 10-K for the year ended June 30, 1986 and incorporated herein by reference.

10.6          First Amendment and Restatement to the LaBarge Employees Savings Plan executed on May 3,
              1990 and First Amendment to the First Amendment and Restatement of the LaBarge, Inc.
              Employees Savings Plan executed on June 5, 1990, previously filed as Exhibits (i) and
              (ii), respectively, to the LaBarge, Inc. Employees Savings Plan's Annual Report on Form
              11-K for the year ended December 31, 1990 and incorporated herein by reference.

10.8          Creditors' Agreement between Omni Duralite, Inc. and its unsecured creditors dated
              September 5, 1986, previously filed as Exhibit 10.8 to the Company's Annual Report on
              Form 10-K for the year ended June 30, 1987 and incorporated herein by reference.

10.17         Security Agreement dated March 30, 1989 between the Company and Sanwa, previously filed as Exhibit 10.17(a) to the Company's Current Report on Form 8-K as filed with the
              Commission on April 14, 1989, and incorporated herein by reference.

10.17(a)      Deed of Trust, Assignment of Leases and Rents Security Agreement and Financing Statement,
              dated March 30, 1989, from the Company to a trustee for the benefit of Sanwa, previously filed as Exhibit 10.17(b) to the Company's Current Report on Form 8-K as filed with the
              Commission on April 14, 1989, and incorporated herein by reference.

Exhibit
Number                                          Description                                                   Page
- -------                                         -----------                                                   ----
10.17(b)      Assignment of Promissory Notes, Revolving Credit Agreement, Deed of Trust and Security
              Agreement from Mercantile Bank National Association to Sanwa dated March 30, 1989, previously filed as Exhibit 10.17(c) to the Company's Current Report on Form 8-K, as
              filed with the Commission on April 14, 1989, and incorporated herein by reference.

10.17(c)      Intercreditor Agreement dated August 1, 1989 between Sanwa and the Note Purchasers, previously filed as Exhibit 10.17(e) to the Company's Current Report on Form 8-K, as
              filed with the Commission on August 11, 1989, and incorporated herein by reference.

10.17(d)      Leasehold Mortgage, Assignment of Leases and Rents, Security Agreement and Financing
              Statement dated as of July 24, 1989 from LaBarge to Sanwa, previously filed as Exhibit
              10.17(g) to the Company's Current Report on Form 8-K as filed with the Commission on August 11, 1989, and incorporated herein by reference.

10.17(e)      Revised and restated credit agreement dated as of May 11, 1992, between the Company and
              Sanwa filed as Exhibit 10 to the Company's Current Report on Form 8-K as filed with the
              Commission on June 12, 1992, and incorporated herein by reference.

10.18         Shareholders Agreement dated August 1, 1989 among Pierre L. LaBarge, Jr., Craig E.
              LaBarge and the Note Purchasers, previously filed as Exhibit 10.18 to the Company's
              Current Report on Form 8-K as filed with the Commission on August 11, 1989, and incorporated herein by reference.

22            Subsidiaries, previously filed as Exhibit 22 to the Company's Registration Statement on
              Amendment No. 1 to Form S-1 as filed with the Commission on August 29, 1988 and incorporated herein by reference.

27            Article 5 Financial Data Schedule.                                                               18

99(a)         Proforma statement of operations for the twelve months ended July 3, 1994 and the nine months ended January 1, 1995, previously filed as Exhibit 99(a) to the Company's Report on
              Form 10-Q for the quarter ended January 1, 1994, and incorporated herein by reference.