Form 10-K405
period 1995-07-02
LABARGE INC
filed 1995-08-23
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                             Commission file
ended July 2, 1995                                              number 1-5761

                                 LABARGE, INC.
              (Exact name of registrants specified in its charter)

   Delaware                                                        73-0574586
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                              Identification No.)

707 North Second Street, St. Louis, Missouri                    63102
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  314-231-5960

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                on which registered

Common Stock, $.01 par value                     American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No ___

         As of August 16, 1995, 15,232,746 shares of Common Stock of the registrant were outstanding; the aggregate market value of the shares of Common Stock of the registrant held by non-affiliates was approximately $59,979,000, based upon the closing price of the Common Stock on the American Stock Exchange, Inc. on August 16, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      See "Exhibits" on pages 7 through 9.

                                     PART I

Item 1.  Business

         (a)  General Development of Business

LaBarge, Inc. (the "Company") became a Delaware corporation in 1968 as the successor by merger with a company founded in 1953. The Company is engaged in the contract engineering and manufacture of sophisticated electronic systems and devices and complex interconnect systems.

For the last five years, the Company has focused on reducing debt and developing new markets to replace its declining defense electronics business. Total debt has declined from $28.8 million at July 1, 1990 to $10.6 million on July 2, 1995.

In fiscal 1995, the Company sold its operations in Flippin, Arkansas for $10,500,000 in cash and $2,900,000 in assumed liabilities. The proceeds from the sale were used to reduce debt. In addition, the Company redeemed its $5 million of 15% Subordinated Notes for cash and $3.4 million in new 12% Subordinated Notes due in 1998 (the "12% Notes").

With the lower debt level, the Company is better positioned to capitalize on new opportunities it has developed in the telecommunications, medical electronics, and geophysical markets.

         (b)  Financial Information About Industry Segments

The Company conducts its continuing operations through one industry segment, which is the contract engineering and manufacture of sophisticated electronic systems and devices and complex interconnect systems.

         (c)  Narrative Description of Business

GENERAL. The Company engineers, manufactures, tests and sells sophisticated electronic control systems and devices and complex interconnect assemblies under contract with its customers. Markets for the Company's products are: defense electronics, telecommunications, medical equipment, aerospace, geophysical/energy and various other commercial/industrial markets. The Company's manufacturing facilities are located in Arkansas, Missouri and Oklahoma. The Company employs approximately 650 people.

Historically, due to the lead times required in the production of the Company's defense and aerospace products, its backlog of firm, unshipped orders has been considered important. However, as the Company has decreased its dependence on large defense contracts and increased the proportion of its sales received from non-defense customers which have much shorter lead times and demand just-in-time deliveries, the importance of backlog as a barometer of future performance has decreased. The backlog at July 2, 1995 was approximately $52.1 million, as compared to $50.3 million at July 3, 1994, which excludes $4.5 million in orders for the Flippin operation that was sold in December, 1994. The backlog at July 2, 1995, consisted of:

$27.3 million of orders for various defense products compared to $34.9 million at July 3, 1994 and $24.8 million of orders for commercial products versus $14.4 million at July 3, 1994 excluding the $4.5 million attributable to the Flippin operation. Substantially all of the defense backlog at July 2, 1995 is pursuant to contracts containing cancellation and termination provisions. Approximately $4.7 million of this backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $6.8 million at year-end 1994.

MANUFACTURING. The Company has organized its production capabilities to provide independent plant locations for specific capabilities and market categories. This focused facility approach allows management at the facility to concentrate attention on specific customer needs and at the same time control all key aspects of the engineering and manufacturing processes. Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

DEFENSE MARKET. The Company designs and manufactures products to customer specifications, and the makeup of such products varies with customer needs. In the past, such products have included military communications systems, multiplexers, command receivers, automatic direction finding systems, printed circuit board assemblies, flexible printed circuitry and various interconnect assemblies and systems. These products are used in numerous military programs, including the Aegis Radar System, Abrams M-1 Tank and the Bradley Fighting Vehicle, and are also utilized in various naval shipboard command, control and communications systems. Approximately 58% of the total sales by the Company in fiscal 1995 were related to defense programs. This compares to 59% in 1994.

Substantially all of the Company's contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government are firm fixed-price contracts. Under firm fixed-price contracts, work is performed and paid for at a fixed amount without adjustment for the actual costs experienced in connection with the contracts. Therefore, unless the customer actually or constructively alters or impedes the work performed, all risk of loss due to cost overruns is borne by the contractor. All government prime contracts and virtually all of the Company's subcontracts provide that they may be terminated at the convenience of the government. Upon such termination, the contractor is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs incurred and allocable to the contract (which do not include many ordinary costs of doing business in a commercial context) and an allowance for profit on the allowable costs incurred or adjustment for loss if completion of performance would have resulted in a loss. The contractor is also normally entitled to reimbursement of the cost it incurs to prepare and to negotiate a settlement of the termination for convenience.

In 1995 and prior years, the Company was dependent on the defense electronics market for more than 50% of its business. With the cutbacks in defense spending, and the Company's growing commercial business, this dependence is declining. The Company is, however, identifying new defense opportunities as many of the large prime contractors are increasingly using subcontractors as a way to reduce overhead costs.

COMMERCIAL MARKET. The Company manufactures products for the telecommunications, medical equipment, commercial aerospace, geophysical and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. Presently, non-defense business accounts for 42% of total sales. The primary commercial products are interconnect assemblies and systems, printed circuit board assemblies and electro-mechanical subassemblies. The Company also produces products as diverse as an audio tape player used by the vision impaired and data collection equipment used in energy production. As in the defense market, all production is done on a contract basis.

The Company has developed a portable medical laser under a contract from Venisect, Inc. The laser is used to perforate the skin to draw small amounts of blood for testing. The product is currently in Phase II FDA clinical trials and it is hoped approval for commercial use will be received in fiscal 1996. The impact on the Company's sales cannot yet be determined.

After 18 months of development, the Company recently received orders valued at approximately $10 million from Northern Telecom to produce electrical and RF interconnect assemblies and lightning protection systems for its PCS wireless telecommunication system. The Company expects this to lead to additional opportunities with Northern Telecom and others in the wireless telecommunications business.

SALES AND DISTRIBUTION. The Company has seven employees whose primary responsibility is sales. Additionally, the Company's engineering and plant management employees are very involved in sales activities. Approximately 90% of the Company's 1995 sales were made to existing or prior customers, and are based upon established relationships. With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term contracts generally have provisions for milestone or progress payments. The Company normally carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

COMPETITION. There is intense competition in all of the Company's capability areas. While the Company is not aware of another entity that competes in all of its markets, there are numerous companies, many larger than the Company, which compete in each of these markets. Frequently, the Company's customers have the ability to produce the products contracted to the Company but, because of cost, capacity, engineering capability or other reasons, contract such work to the Company. The principal methods of competition are price, service, quality and reliability, engineering expertise, technical capability and overall project management capability. In fiscal 1995, sales to 7 customers represented 75% of the Company's total sales revenue; sales to Lockheed Martin Corporation accounted for approximately $20.7 million (33.5%); General Electric, approximately $7.7 million (12.4%) and United Defense, approximately $5.9 million (9.6%). In fiscal 1994, sales to 7 customers represented 79.4% of the Company's total sales revenue; sales to Lockheed Martin Corporation accounted for approximately $24.3 million (33.3%); General Electric, approximately $13 million (17.8%); and the U.S. Government, approximately $4.9 million (6.7%) of sales.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales

No information has been included hereunder inasmuch as the Company's foreign sales in fiscal 1995 accounted for less than 10% of total Company revenue.

         (e) Capital Structure

HISTORY. Beginning in fiscal 1987, the Company has undergone numerous changes in its capital structure. These changes have included the issuance and redemption of several classes of preferred stock and the borrowing and repayment of various debt.

During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt.

The capital structure as of July 2, 1995 consists of:

    15,227,316 shares of Common Stock . . . . . . . . . . . . . . . . .    $    152,273
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .      12,553,561
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . .         599,983
    Less: Treasury stock  . . . . . . . . . . . . . . . . . . . . . .           (8,676)
    12% Subordinated Notes  . . . . . . . . . . . . . . . . . . . . . .       3,385,500
    Long-term senior debt . . . . . . . . . . . . . . . . . . . . . . .       3,077,767
    Short-term senior debt  . . . . . . . . . . . . . . . . . . . . . .       4,173,825
                                                                          -------------

                                                                           $ 23,934,233
                                                                           ============

The ratio of debt to equity as of July 2, 1995 is .8 to 1.


Item 2.  Properties

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                                  Year of
                   Principal                Land          Buildings             Termination
 Location             Use                  (Acres)       (sq. ft.)               of  Lease
-------------------------------------------------------------------------------------------
St. Louis, MO        Offices                                11,121                    1996

Tulsa, OK            Manufacturing
                     and Offices              3             49,359                    2002

Joplin, MO           Manufacturing
                     and Offices              5             50,400                    Owned

Joplin, MO           Manufacturing                          33,000                    1997

Berryville, AR       Manufacturing
                     and Offices              7             27,000                    Owned

Huntsville, AR       Manufacturing
                     and Offices              6             45,000                    1997


Item 3.        Legal Proceedings

The Company is a party to several legal proceedings arising out of the normal course of business. The Company believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of the security holders in the quarter ended July 2, 1995.


                                    PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 14 filed herewith.

Item 6.        Selected Financial Data

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 14 filed herewith.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 31 through 33 filed herewith.

Item 8.        Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements and Schedule contained on page 13 filed herewith.

Item 9.        Disagreements on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

This information will be included in the Company's definitive proxy material to be filed within 120 days after the end of the Company's fiscal year covered by this report.

Item 11.        Executive Compensation

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

This information will be included in the Company's definitive proxy material to be filed within 120 days after the end of the Company's fiscal year covered by this report.

Item 13.        Certain Relationships and Related Transactions

This information will be included in the Company's definitive proxy material to be filed within 120 days after the end of the Company's fiscal year covered by this report.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
   1.  Financial Statements.

            See Index to Financial Statements and Schedule which follows.

   2.  Financial Statement Schedule.

            See Index to Financial Statements and Schedule which follows.

   3.  Exhibits.


Exhibit
Number                                  Description                                      Page
 2(a)         Asset Purchase Agreement between Avnet, Inc. and LaBarge, Inc.
              dated December 2, 1994, previously filed as Exhibit 2(a) to the
              Company's current report on Form 8-K, as filed with the
              Commission on December 2, 1994 and incorporated herein by
              reference.

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


Exhibit
Number                                  Description                                    Page
 3.1(c)       Amendment to Certificate of Incorporation dated August 24, 1989, previously filed as Exhibit 3.1(c) to the Company's Current
              Report on Form 8-K as filed with the Commission on August 24,
              1989, and incorporated herein by reference.

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



Exhibit
Number                                   Description                                   Page
10.17(d)      Leasehold Mortgage, Assignment of Leases and Rents, Security
              Agreement and Financing Statement dated as of July 24, 1989 from
              LaBarge to Sanwa, previously filed as Exhibit 10.17(g) to the
              Company's Current Report on Form 8-K as filed with the Commission on August 11, 1989, and incorporated herein by reference.

10.17(e) Revised and restated credit agreement dated as of May 11, 1992, between the Company and Sanwa filed as Exhibit 10 to the Company's Current Report on Form 8-K as filed with the Commission on June 12, 1992, and incorporated herein by reference.

27            Article 5 Financial Data Schedule.                                        34

99(a)         Proforma statement of operations for the twelve months ended July
              3, 1994 and the nine months ended January 1, 1995, previously filed as Exhibit 99(a) to the Company's Report on Form 10-Q for the quarter ended January 1, 1994, and incorporated herein by reference.

24(a)         Independent Auditors' Consent.                                            10


Schedule
Number                 Description                                                     Page
VIII            Valuation and Qualifying Accounts.                                      33



                         INDEPENDENT AUDITORS' CONSENT




The Board of Directors
LaBarge, Inc.:


We consent to incorporation by reference in the Registration Statement No. 33-31330 on Form S-8 of LaBarge, Inc. of our report dated August 15, 1995, relating to the balance sheets of LaBarge, Inc. as of July 2, 1995 and July 3, 1994 and the related statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended July 2, 1995, which report appears in the July 2, 1995 Annual Report on Form 10-K of LaBarge, Inc.



                                                           KPMG Peat Marwick LLP




August 21, 1995
St. Louis, Missouri

                                   SIGNATURES





        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: _______________________





                                 LaBarge, Inc.

                                        By ______________________________
                                           William J. Maender
                                           Vice President - Finance
                                           (Chief Financial and
                                            Accounting Officer)

                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pierre L. LaBarge, Jr., Craig E. LaBarge and William J. Maender, and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   Signature                           Title                           Date


Pierre L. LaBarge, Jr.          Chairman of the Board and            8/15/95
-------------------------       Director
Pierre L. LaBarge, Jr.

Craig E. LaBarge                President (Chief Executive           8/15/95
-------------------------       Officer) and Director
Craig E. LaBarge

J. C. Kuhn, Jr.                 Executive Vice President (Chief      8/15/95
-------------------------       Operating Officer) and
J. C. Kuhn, Jr.                 Director

William J. Maender              Vice President Finance (Chief        8/15/95
-------------------------       Financial  and Accounting
William J. Maender              Officer) and Secretary

Gus G. Casten                   Director                             8/15/95
-------------------------
Gus G. Casten

Richard P. Conerly              Director                             8/15/95
-------------------------
Richard P. Conerly

R. Hal Dean                     Director                             8/15/95
-------------------------
R. Hal Dean

Edward J. Nestor, Jr.           Director                             8/15/95
-------------------------
Edward J. Nestor, Jr.

James P. Shanahan, Jr.          Director                             8/15/95
-------------------------
James P. Shanahan, Jr.

                               LABARGE, INC. AND

                         INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


                                                                   PAGE NUMBER


         FINANCIAL STATEMENTS

Independent Auditors' Report                                            15

Statements of Operations,
    Years Ended July 2, 1995,
     July 3, 1994 and June 27, 1993                                     16

Balance Sheets, July 2, 1995
    and July 3, 1994                                                    17

Statements of Cash Flows,
    Years Ended July 2, 1995,
    July 3, 1994 and June 27, 1993                                      18

Statements of Stockholders' Equity,
    Years Ended July 2, 1995,
    July 3, 1994 and June 27, 1993                                      19

Notes to Financial Statements,
   Years Ended July 2, 1995,
   July 3, 1994 and June 27, 1993                                      20-29

Management's Discussion and Analysis of
   Financial Condition and
   Results of Operations                                               30-32




                                                                       Form
                    SCHEDULE                                           10-K


VIII - Valuation and Qualifying Accounts                                33


All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the financial statements or notes thereto.

LaBarge, Inc.
SELECTED FINANCIAL DATA
($ in thousands, except per share data)

                                                                                            YEAR ENDED
                                                              ----------------------------------------------------------------------
                                                                 JULY 2,        July 3,        June 27,        June 28,     June 30,
                                                                   1995           1994          1993            1992         1991
====================================================================================================================================
Net sales                                                       $61,646        $73,143         $81,582        $77,690     $  73,377
Earnings from operations                                          2,436          4,082           4,187          5,574         6,600
Earnings from continuing operations
  before extraordinary items and cumulative
   effect of accounting change                                    1,321          2,356           1,915          2,592         1,625
Loss from discontinued operations                                   -              -               -             (715)          -
Extraordinary items                                                 -              -               -           (1,077)          864
Cumulative effect of accounting change                              -              -               -            2,335           -
Net earnings                                                    $ 1,321        $ 2,356         $ 1,915        $ 3,133     $   2,489
Earnings (loss) per common share:
  Continuing operations before extraordinary
    items and cumulative effect of
    accounting change                                             $ .09          $ .16           $ .13          $ .10         $ .05
  Discontinued operations                                           -              -               -             (.05)          -
  Extraordinary items                                               -              -               -             (.08)          .07
  Cumulative effect of accounting change                            -              -               -              .17           -
------------------------------------------------------------------------------------------------------------------------------------

Net earnings per common share                                     $ .09          $ .16           $ .13          $ .14         $ .12

====================================================================================================================================
Total assets                                                    $31,608        $44,477         $43,362        $46,027     $  42,852
Long-term obligations                                             6,463         15,143          18,073         20,449        18,264
Convertible preferred stock                                         -               -              -            1,387         3,184
Dividends declared and accreted on preferred stock                  -               -              -            1,231           933
====================================================================================================================================


Certain events occurring during the above reporting periods involving the refinancing in 1992, discontinued operations and extraordinary items affect the comparability of financial data presented on a year-to-year basis.

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of September 1, 1995, there were approximately 4,000 holders of record of LaBarge, Inc.'s Common Stock. No cash dividends have been paid during the aforementioned periods. The following table indicates the quarterly high and low prices for the stock for the fiscal years 1995 and 1994.

1994-95                                                   HIGH        LOW

JULY-SEPTEMBER                                            1 7/8       1 1/16
OCTOBER-DECEMBER                                          1 3/4       1 3/16
JANUARY-MARCH                                             1 1/2       1 3/16
APRIL-JUNE                                                3           1 1/4

1993-94                                                   HIGH      LOW

July-September                                            1 7/16          3/4
October-December                                          2 5/16        1 1/4
January-March                                             2 1/4         1 1/2
April-June                                                1 7/8         1 1/8

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
LaBarge, Inc.:

We have audited the financial statements of LaBarge, Inc. as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. as of July 2, 1995 and July 3, 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended July 2, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





 August 15, 1995
 St. Louis, Missouri

LaBarge, Inc.
STATEMENTS OF OPERATIONS




                                                                                       YEAR ENDED
                                                            -----------------------------------------------------
                                                               JULY 2,              July 3,             June 27,
                                                                1995                 1994                 1993
=================================================================================================================
NET SALES                                                    $ 61,645,883        $ 73,142,739        $ 81,582,140
-----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                                51,391,393          60,797,439          68,571,775
  Selling and administrative expenses                           7,818,766           8,262,900           8,823,846
-----------------------------------------------------------------------------------------------------------------
                                                               59,210,159          69,060,339          77,395,621
-----------------------------------------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS                                        2,435,724           4,082,400           4,186,519
-----------------------------------------------------------------------------------------------------------------
   Interest expense                                             1,724,808           2,117,466           2,307,689
   Other income, net                                              291,450             138,095             140,935
-----------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                    1,002,366           2,103,029           2,019,765
INCOME TAX EXPENSE (BENEFIT)                                     (318,300)           (253,000)            105,100
-----------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                 $  1,320,666        $  2,356,029        $  1,914,665
=================================================================================================================

NET EARNINGS PER COMMON SHARE                                       $ .09               $ .16               $ .13
=================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                              15,222,667          15,135,463          15,005,843
=================================================================================================================

See accompanying notes to financial statements.

LaBarge, Inc.
BALANCE SHEETS





                                                                              JULY 2,                July 3,
                                                                               1995                   1994
=============================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $   142,707             $   139,667
  Accounts and notes receivable, net                                       9,016,806              14,291,191
  Inventories                                                             14,133,263              21,446,507
  Prepaid expenses                                                           293,458                 248,646
  Deferred tax assets, net                                                   758,034                 614,362
-------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                  24,344,268              36,740,373
-------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                         2,676,512               3,346,278
DEFERRED TAX ASSETS, NET                                                   2,491,528               2,257,500
OTHER ASSETS, NET                                                          2,096,070               2,132,984
-------------------------------------------------------------------------------------------------------------
                                                                          31,608,378             $44,477,135
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                    2,500,000             $ 2,800,000
  Current maturities of long-term debt                                     1,670,367               1,857,314
  Trade accounts payable                                                   5,012,833               9,835,360
  Accrued employee compensation                                            1,398,325               1,345,006
  Other accrued liabilities                                                  993,513               1,403,279
  Current liabilities from discontinued operations                           269,474                 125,000
-------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                             11,844,512              17,365,959
-------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS:
  Liabilities from discontinued operations                                      -                    231,818
  Long-term debt                                                           6,466,725              14,910,993
-------------------------------------------------------------------------------------------------------------
                                                                           6,466,725              15,142,811
-------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value.  Authorized 20,000,000
    shares; issued 15,227,316 shares at July 2, 1995
    and 15,166,877 shares at July 3, 1994                                    152,273                 151,669
  Additional paid-in capital                                              12,553,561              12,493,727
  Retained earnings (deficit)                                                599,983                (677,031)
  Less stock in treasury 5,391 shares at July 2, 1995                         (8,676)                  -
-------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                            13,297,141              11,968,365
-------------------------------------------------------------------------------------------------------------
                                                                         $31,608,378             $44,477,135
=============================================================================================================

See accompanying notes to financial statements.

LaBarge, Inc.
STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED
                                                                      ----------------------------------------------------
                                                                        JULY 2,             July 3,             June 27,
                                                                         1995                 1994               1993
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                        $ 1,320,666          $ 2,356,029         $ 1,914,665
  Adjustments to reconcile to net cash provided (used)
    by operating activities:
      Depreciation and amortization                                       923,095            1,054,632           1,147,742
      Accretion of discount on long-term assets
        from business divestitures                                        (30,387)             (34,629)           (122,638)
      Accretion of discount on note
        from discontinued operations                                       37,656               48,044              43,222
      Gain from sale of operating facility in Flippin                    (154,389)               -                   -
      Changes in assets and liabilities:
        Accounts and notes receivable, net                              2,118,071              185,171          (1,788,991)
        Inventories                                                    (1,040,458)          (1,355,776)          4,169,348
        Prepaid expenses                                                  (89,519)            (202,044)            (12,799)
        Deferred taxes                                                   (377,700)            (401,300)              -
        Trade accounts payable                                         (2,166,584)           2,579,724          (2,278,583)
        Accrued liabilities                                              (613,824)             390,607             (35,543)
        Current liabilities from discontinued operations, net            (125,000)             (75,000)           (142,649)
--------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (198,375)           4,545,458           2,893,774
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (647,313)            (321,178)           (991,604)
  Recovery of deferred claim costs in other assets                         -                    -                  751,022
  Additions to other assets of continuing operations                     (118,208)            (203,978)           (374,617)
  Sale of operating facility in Flippin                                 9,890,040               -                   -
--------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                9,124,519             (525,156)           (615,199)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                         (8,631,216)          (3,339,966)         (1,670,519)
  Repayment of Preferred Class C stockholders                              -                    -               (1,277,100)
  Exercise of stock warrants and options                                  101,029               55,800              -
  Purchase of common stock to treasury                                    (92,919)              -                   -
  Dividends paid                                                            -                   -                  (18,108)
  Net change in short-term borrowings                                    (300,000)            (900,000)            799,800
--------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY FINANCING ACTIVITIES                          (8,923,106)          (4,184,166)         (2,165,927)
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,040             (163,864)            112,648
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          139,667              303,531             190,883
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   142,707          $   139,667         $   303,531
==========================================================================================================================

See accompanying notes to financial statements.

LaBarge,  Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY





                                                COMMON STOCK                                                  TREASURY STOCK
                                                ------------               ADDITIONAL      RETAINED           --------------
                                                                            PAID-IN        EARNINGS
                                             SHARES       PAR VALUE         CAPITAL        (DEFICIT)         SHARES       COST
===================================================================================================================================
BALANCE AT JUNE 28, 1992                    14,952,917    $   149,529   $   12,130,066   $  (4,947,725)        -         $   -
Net earnings                                    -               -               -            1,914,665         -             -
Common shares  issued in
   settlement of lawsuit from
   discontinued operations                     100,000          1,000          199,900           -              -            -
Conversion of Class C
   Preferred Stock                              50,000            500          109,500           -              -            -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1993                    15,102,917        151,029       12,438,566      (3,033,060)         -            -
Net earnings                                     -              -               -            2,356,029          -            -
Exercise of stock option                        24,000            240           15,600           -              -            -
Exercise of warrants                            39,960            400           39,561           -              -            -
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 3, 1994                     15,166,877        151,669       12,493,727        (677,031)         -            -
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                     -        $     -       $        -       $   1,320,666          -        $   -
Exercise of warrants                            60,439            604           59,834           -              -            -
Purchase of common to treasury                   -              -                -               -            (63,391)     (92,919)
Exercise of stock option                         -              -                -             (43,652)        58,000       84,243
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 1995                     15,227,316    $   152,273   $   12,553,561   $     599,983         (5,391)   $  (8,676)
===================================================================================================================================


See accompanying notes to financial statements.

LaBarge, Inc.
NOTES TO FINANCIAL STATEMENTS

July 2, 1995, July 3, 1994 and June 27, 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL REPORTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 1995 consisted of 52 weeks compared to 53 weeks for fiscal year 1994 and 52 weeks for fiscal 1992.

INCOME RECOGNITION
Sales and related cost of sales are recognized as specific contract terms are fulfilled under the percentage-of-completion method (usually when units are shipped, the units-of-delivery method). The percentage-of-completion method gives effect to the most recent contract value and estimates of costs at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.

Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract estimate indicates a loss, provision is made for the total anticipated loss.

INVENTORIES
The Company procures materials and manufactures all products to customer specifications and requirements.

Raw materials are stated at the lower of cost or market as determined by the weighted average cost method.

In accordance with industry practice, the Company's work in process consists of actual production costs, including factory overhead and tooling costs, reduced by costs attributable to units for which sales have been recognized. Such costs under contracts are determined by the average cost method based on the estimated average cost of all units expected to be produced under the contract. Consistent with industry practice, amounts relating to long-term contracts are classified as current assets although a portion of these amounts is not expected to be realized within one year.

Revenues to be realized on delivery of products against existing unfilled orders, contract modifications and estimated additional orders will be sufficient to absorb inventoried costs.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is carried at cost and includes additions and improvements which extend the remaining useful life of the assets. Depreciation is computed on the straight-line method.

INCOME TAXES
Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

CASH EQUIVALENTS
The Company considers cash equivalents to be temporary investments which are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of less than three months.

EMPLOYEE BENEFIT PLANS
The Company has a contributory savings and profit-sharing plan covering certain employees. The Company's policy is to fund and expense savings plan and profit-sharing costs as incurred.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. Such a program is unfunded; however, the Company purchases Company-owned life insurance contracts through which the Company will recover its entire cost upon the death of the employee.

EARNINGS PER COMMON SHARE
Earnings per common share is computed as net earnings divided by the weighted average number of common shares outstanding during the year.

RE-CLASSIFICATIONS
Certain 1994 financial information has been reclassified to the 1995 presentation.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

                                                         JULY 2,                July 3,
                                                          1995                   1994
-------------------------------------------------------------------------------------------
 Billed shipments, net of progress
  payments                                              $6,668,454          $10,639,812
 Unbilled costs and accrued profits,
  net of progress payments                                 900,870            3,241,053
-------------------------------------------------------------------------------------------
 Trade receivables - gross                               7,569,324           13,880,865
 Less: allowance for doubtful accounts                    (168,442)            (139,675)
-------------------------------------------------------------------------------------------
 Trade receivables - net                                 7,400,882           13,741,190
 Current portion of notes receivable                     1,168,443              463,136
 Other current receivables                                 447,481               86,865
-------------------------------------------------------------------------------------------
                                                        $9,016,806          $14,291,191
===========================================================================================

Unbilled amounts represent revenues recognized on contracts less applicable progress payments received for which billings have not been presented to the customers at year end. Unbilled amounts are usually billed within the month following the closing date as units are delivered to the customer. All receivables are due within the current year.

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Notes receivable include a note from a prior divestiture of $220,225, a note from a customer for work performed of $346,437 and a note from a former officer of the Company totaling $600,000.

Other current receivables include funds on deposit in escrow and amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:

                                            JULY 2,          July 3,
                                             1995             1994
----------------------------------------------------------------------
 Raw materials                           $ 8,609,143      $15,003,307
 Work in process                           6,181,425        7,604,981
----------------------------------------------------------------------
                                          14,790,568       22,608,288

 Less: progress payments                    (657,305)      (1,161,781)
----------------------------------------------------------------------
                                         $14,133,263      $21,446,507
======================================================================

In accordance with contractual agreements, the government has a security interest in the inventories identified with related contracts for which progress payments have been received.

In the normal course of business, situations develop which require revisions to contract specifications and, as a result, renegotiation of pricing to allow recovery of additional costs incurred or to be incurred. Included in inventories at July 3, 1994 were deferred costs subject to renegotiation totaling approximately $755,000. These costs were incurred due to various technical discrepancies caused by customer changes in contract requirements or terms and the resultant delays in contract performance. These costs were recovered in fiscal 1995.

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

                                                                                 Estimated
                                                   JULY 2,          July 3,      useful life
                                                    1995             1994         in years
---------------------------------------------------------------------------------------------
Land                                            $   35,606        $   35,606        -
Building and improvements                        1,845,214         1,797,252       5-33
Leasehold improvements                           1,313,707         1,324,023       2-10
Machinery and equipment                          6,226,796         7,349,100       2-20
Furniture and fixtures                           1,475,535         1,617,511       3-10
Construction in progress                               477            69,541
----------------------------------------------------------------------------
                                                10,897,335        12,193,033
Less accumulated depreciation
  and amortization                               8,220,823         8,846,755
----------------------------------------------------------------------------
                                                $2,676,512        $3,346,278
============================================================================

Property, plant and equipment depreciation and amortization expenses were $738,912 and $838,652, for the fiscal years ended July 2, 1995 and July 3, 1994, respectively.


5.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

                                                                              JULY 2,                 July 3,
                                                                                1995                    1994
----------------------------------------------------------------------------------------------------------------
 SHORT-TERM BORROWINGS:
   Revolving credit agreement:
     Balance at period-end                                                   $2,500,000              $ 2,800,000
     Interest rate at period-end                                                  10.5%                    8.75%
     Average amount of short-term
       borrowings outstanding during
       period (rounded to nearest thousand)                                  $2,472,000              $ 2,397,000
     Average interest rate for period                                             9.70%                    7.82%
     Maximum short-term borrowings
       at any month-end                                                      $5,000,000              $ 3,200,000
================================================================================================================
       Total short-term borrowings                                           $2,500,000              $ 2,800,000
================================================================================================================
 LONG-TERM DEBT:
   Sanwa Business Credit Corporation:
     Revolving credit agreement                                              $2,500,000              $ 7,500,000
     Term loan                                                                  805,000                1,705,000
    Chemical Bank term loan                                                   1,071,429                2,034,718
    15% Subordinated Notes                                                      -                      5,000,000
    12% Subordinated Notes                                                    3,385,500                   -
   Industrial revenue bond due
     semiannually through 1997, interest at 8%                                  180,000                  270,000
   Other                                                                        195,163                  258,589
----------------------------------------------------------------------------------------------------------------
                                                                              8,137,092               16,768,307
   Less current maturities                                                    1,673,825                1,857,314
----------------------------------------------------------------------------------------------------------------
       Total long-term debt                                                  $6,463,267              $14,910,993
================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in 1995, 1994 and 1993 were $1,833,219, $2,104,750 and $2,221,402, respectively.

SENIOR LENDER - SANWA BUSINESS CREDIT CORPORATION
Revolving Credit Agreement (the "Revolver"):
  The Revolver expires July 1, 1996 and consists of a maximum $14,500,000 in availability at a floating interest rate of prime plus 1.5% payable monthly in arrears. Availability is subject to a borrowing base formula involving accounts receivable and inventories. The terms of the Revolver require the Company to pay an annual commitment fee of .5% on the unused portion and an annual availability fee of .25% based on the maximum borrowing limit calculated as of January 1.

Sanwa Term Loan:
  The Sanwa term loan is $3,280,000 at a floating interest rate of prime plus 1.5% payable monthly in arrears and matures on June 1, 1996. The loan is to be paid in 43 even monthly payments, beginning November 1, 1992, of $75,000 and a 44th payment on June 1, 1996 of $55,000.

The Sanwa agreement, dated May 11, 1992, is secured by a lien on substantially all of the Company's assets and subject to covenants including minimum net worth; maximum leverage; minimum earnings before interest, taxes, depreciation and amortization; and minimum cash flow coverage. The Sanwa prime interest rate was 9.0% and 7.25% at July 2, 1995 and July 3, 1994, respectively.

CHEMICAL BANK
This debt consists of a 10-year term loan of $5,000,000 plus $697,208 of capitalized interest at a floating interest rate of prime plus .5%. This loan requires 28 equal quarterly payments, which began in March 1990, of $203,472. In December, 1994 in conjunction with the sale of the Flippin facility, the Company prepaid $224,102 remaining on the capitalized interest loan. The loan is secured by the assets of the Company subject to an intercreditor agreement between Sanwa and Chemical. The intercreditor agreement provides that Chemical's lien rights are subordinate to Sanwa's lien rights as to an amount
of indebtedness not to exceed $22,398,000 as of July 3, 1994.   This amount
increases by 7.5% each January 1, to a maximum of $25,000,000 through the term of the loan. The Chemical prime interest rate was 9.0% and 7.25% at July 2, 1995 and July 3, 1994, respectively.

15% SUBORDINATED NOTES
The 15% Subordinated Notes totaling $5,000,000 were five-year notes due May 15, 1997. These notes were redeemed in full in March, 1995.

12% SUBORDINATED NOTES
The 12% Subordinated Notes totaling $3,385,500 are three-year notes due May 15, 1998. These notes require monthly payment of interest beginning April 15, 1995.

The aggregate maturities of long-term obligations, excluding the revolving credit agreement which expires July 1, 1996, are as follows:

             Fiscal Year
             1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,670,367
             1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       471,379
             1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,410,962
             1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,751
             2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,105
             Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,528



6.  OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2002. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

At July 2, 1995, the future minimum lease payments under operating leases for continuing operations with initial noncancellable terms in excess of one year are as follows:

             Fiscal Year
             1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $726,156
             1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       528,370
             1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       313,414
             1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       277,833
             2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       256,955


    Rental expense under operating leases is as follows:

                                                                                            Year Ended
                                                                  --------------------------------------------------------
                                                                         JULY 2,             July 3,              June 27,
                                                                           1995                1994                1993
--------------------------------------------------------------------------------------------------------------------------
 Initial term of more than one year                                    $  932,751           $  999,124          $  994,270
 Short-term rentals                                                       300,425              418,786             448,493
--------------------------------------------------------------------------------------------------------------------------
                                                                       $1,233,176           $1,417,910          $1,442,763
==========================================================================================================================


7.  EMPLOYEE BENEFIT PLANS

The Company has a contributory profit-sharing plan which qualifies under
Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 1995, 1994 and 1993, Company matching contributions were $136,432, $171,578 and $198,287, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for the years ended July 2, 1995, July 3, 1994 and June 27, 1993 other than Company matching discussed above.

In 1992, the Company started a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, could not take full advantage of the contributory profit-sharing plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase company-owned life insurance. The costs associated with the plan for 1995 are $40,541 for the guaranteed return and $3,319 for the expense of the company-owned life insurance. The cash surrender value of the company-owned life insurance is in other assets. The liability for the deferred compensation is in accrued employee compensation.


8.  OTHER INCOME AND EXPENSE, NET

The components of other income and (expense), net are as follows:

                                                                                          Year Ended
                                                                        -----------------------------------------------
                                                                        JULY 2,             July 3,            June 27,
                                                                          1995                1994              1993
-----------------------------------------------------------------------------------------------------------------------
 Interest income                                                        $130,841            $126,587           $124,220
 Gain on disposal of
   operating facility in Flippin                                         154,389              -                  -
 Other, net                                                                6,220              11,508             16,715
-----------------------------------------------------------------------------------------------------------------------
                                                                        $291,450            $138,095           $140,935
=======================================================================================================================


9.  INCOME TAXES

Income tax expense (benefit) attributable to earnings from continuing operations consists of:

                                                            CURRENT                DEFERRED                 TOTAL
                                                            -------                --------                 -----
YEAR ENDED JULY 2, 1995:
    U.S. FEDERAL                                        $  19,300           $(321,000)                    $(301,700)
    STATE AND LOCAL                                        40,100             (56,700)                      (16,600)
                                                        ---------           ---------                     ---------
                                                        $  59,400           $(377,700)                    $(318,300)
                                                        =========           =========                     =========
YEAR ENDED JULY 3, 1994:
    U.S. Federal                                        $  45,900           $(341,100)                    $(295,200)
    State and Local                                       102,400             (60,200)                       42,200
                                                        ---------           ---------                     ---------
                                                        $ 148,300           $(401,300)                    $(253,000)
                                                        =========           =========                     =========
YEAR ENDED JUNE 27, 1993:
    U.S. Federal                                        $  42,100           $   -                         $  42,100
    State and Local                                        63,000               -                            63,000
                                                        ---------           ---------                     ---------
                                                        $ 105,100           $   -                         $ 105,100
                                                        =========           =========                     =========

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

                                                                            JULY 2,            July 3,            June 27,
                                                                              1995               1994              1993
----------------------------------------------------------------------------------------------------------------------------
 Computed "expected" tax expense                                     $     340,700        $     715,100        $    686,800
 Increase (reduction) in income taxes
   resulting from:
     Utilization of net operating loss
       carryforwards                                                      (392,950)            (779,800)           (755,500)
     Alternative minimum tax                                                19,300               45,900              42,100
     Change in net deferred tax assets                                    (377,700)            (401,300)               -
     State and local income taxes                                           40,100              102,400              63,000
     Cash surrender value of life insurance                                 30,650               55,000              57,800
     Other, net                                                             21,600                9,700              10,900
----------------------------------------------------------------------------------------------------------------------------
                                                                     $    (318,300)       $    (253,000)       $    105,100
============================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                   JULY 2,                July 3,
                                                                                     1995                  1994
------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable due to allowance
    for doubtful accounts                                                       $  140,008             $   53,077
  Inventories due to additional costs inventoried
    for tax purposes pursuant to the Tax Reform
    Act of 1986 and inventory reserves                                             215,231                453,902
  Accrued liability, settlement of lawsuit
    with a note payable                                                            102,400                135,610
  Deferred compensation                                                            193,599                139,715
  Accrued vacation                                                                 118,750                132,997
  Accrued health insurance                                                          66,880                 68,400
  Accrued workers' compensation                                                     61,179                 34,245
  Net operating loss carryforwards                                               6,944,645              7,161,782
  Tax credit carryforwards                                                         471,940                452,840
------------------------------------------------------------------------------------------------------------------
        TOTAL GROSS DEFERRED TAX ASSETS                                          8,314,632              8,632,568
        LESS - VALUATION ALLOWANCE                                               4,778,751              5,451,221
------------------------------------------------------------------------------------------------------------------
        NET DEFERRED TAX ASSETS                                                 $3,535,881             $3,181,347
------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Property, plant and equipment, principally
    due to differences in depreciation and
    capitalized interest                                                        $ (224,774)            $ (201,764)
  Software amortization                                                            (61,545)              (107,721)
------------------------------------------------------------------------------------------------------------------

        TOTAL GROSS DEFERRED TAX LIABILITIES                                    $ (286,319)            $ (309,485)
------------------------------------------------------------------------------------------------------------------
        NET DEFERRED TAX ASSETS                                                 $3,249,562             $2,871,862
==================================================================================================================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended July 2, 1995 and July 3, 1994 were decreases of $789,410 and $1,038,752, respectively.

At July 2, 1995, the Company has net operating loss carryforwards for Federal income tax purposes of $20,393,000 which are available to offset future Federal taxable income through 2003. The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $227,300 which are available to reduce future Federal income taxes through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $244,640 which are available to reduce future regular Federal income taxes over an indefinite period. These carryforwards are the result of losses generated by discontinued operations prior to 1987.

Total cash payments for income taxes in all years presented were not material.


10.  INDUSTRY SEGMENT INFORMATION

The Company is engaged in contract engineering, production and sale of electronic devices and systems, specialized cables and harnesses and circuits primarily to the defense electronics, aerospace and commercial electronics industries.

Sales for export did not exceed 10% of sales. Customers accounting for more than 10% of net sales for the years ended July 2, 1995, July 3, 1994 and June 27, 1993 follow:

                 Customer                                       1995           1994            1993
                 --------                                       ----           ----            ----
                 Lockheed Martin  . . . . . . . . . . . . .      34%           33%             26%
                 General Electric   . . . . . . . . . . . .      12%           18%             23%



11.  LITIGATION AND CONTINGENCIES

The Company is involved in litigation arising in the normal course of business. In the opinion of management, the ultimate disposition of the litigation will not have a material adverse effect on the financial position of the Company.

During fiscal 1992, the Company settled a class action lawsuit. The final payment of $275,000 is due on August 27, 1995.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:

 1995                                                  FIRST           SECOND           THIRD            FOURTH
---------------------------------------------------------------------------------------------------------------------
Net sales                                           $17,110,578     $16,206,319      $14,770,035       $13,558,951
Gross profit                                          2,771,538       2,882,913        2,462,577         2,137,462
Earnings from operations
  before income taxes                                   188,566         494,357          275,201            44,241
Income tax expense (benefit)                             11,300          29,300           16,500          (375,400)

Net earnings                                        $   177,266     $   465,057      $   258,701       $   419,641

Net earnings per common share                             $ .01           $ .03            $ .02             $ .03
=====================================================================================================================

 1994                                                   First          Second            Third            Fourth
---------------------------------------------------------------------------------------------------------------------
Net sales                                           $19,608,279     $18,038,025      $17,184,874       $18,311,561
Gross profit                                          3,403,465       3,082,960        3,100,198         2,758,677
Earnings from continuing operations
  before income taxes                                   641,123         589,796          622,352           249,758
Income tax expense (benefit)                             38,500          35,400           37,300          (364,200)

Net earnings                                        $   602,623     $   554,396      $   585,052       $   613,958

Net earnings per common share                             $ .04           $ .04            $ .04             $ .04
=====================================================================================================================


13.  STOCK OPTION PLANS

On July 20, 1987, the Company adopted the LaBarge, Inc. 1987 Incentive Stock Option Plan, and on August 19, 1993, the Company adopted the LaBarge, Inc. 1993 Incentive Stock Option Plan. Pursuant to these plans, options may be granted to those employees deemed appropriate subject to certain limitations contained in the plan. Options granted under the plans may be for a maximum term of 10 years and may not be exercised by employees before two years following the date of the grant.

As of July 2, 1995, options to purchase 107,000 shares of Common Stock were outstanding and exercisable at prices ranging from $.66 to $1.2375 per share under the 1987 plan. Options to purchase 212,000 shares are outstanding, but not exercisable until August 1995 at prices ranging from $1.125 to $1.4428 per share under the 1993 plan. Options granted under the 1987 plan for 58,000 shares at $.66 to $.726 per share and 24,000 shares at $.66 per share were exercised in 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
At July 2, 1995, the Company had a backlog of $52.1 million, up from $50.3 million at July 3, 1994, which excludes $4.5 million attributable to the former Flippin operation. Although this backlog includes orders from customers which require delivery of product for as much as two years into the future, the majority (91%) is scheduled to ship in fiscal 1996.

During the year, the Company continued to develop new customers. The Company believes that the markets, customers and programs in which it is involved provide a solid base and new growth opportunities for the future.

The Company is significantly less dependent on defense spending than it once was due to its increasing commercial business. As a percent of total sales, defense related sales were 57.9% in 1995; 58.9% in 1994 and 68.7% in 1993. With the Company's focus on the telecommunications, medical and geophysical markets, it is expected that commercial sales volume will increase significantly in fiscal 1996 and beyond.

RESULTS OF OPERATIONS - 1995 - 1994 - 1993
Net sales for fiscal year 1995 were $61.6 million compared to $73.1 million in 1994 and $81.6 million in 1993. The decrease in sales in 1995 is attributed to the sale of the Company's former operation in Flippin, Arkansas in December 1994. Excluding Flippin sales from 1995 and 1994, sales year to year were comparable at $54.3 million in 1995 and $54.1 million 1994. The decrease from 1993 to 1994 is attributable to lower defense revenues caused by the general reduction in U.S. defense spending, partially off-set by higher commercial revenues.

The Company is engaged in the design and manufacture of sophisticated electronic systems and devices and complex interconnect systems. The Company focuses on the following markets: defense, telecommunications, aerospace, medical, and geophysical. The Company generally manufactures products upon receipt of firm customer orders and ships the product in accordance with the customers' scheduled deliveries.

Consequently, the Company's backlog at the beginning of a period, bookings during the period, customer delivery schedules, jobs for which the customer furnishes material and the mix of products to be produced all influence annual volume and profit.

Gross margin in 1995 was 16.6% compared to 16.9% in 1994 and 15.9% in 1993. The lower margin in 1995 was caused by lower volume of sales in relation to fixed costs due to the sale of Flippin.

Selling and administrative expenses were $7.8 million in 1995 compared to $8.3 million in 1994 and $8.8 million in 1993. The sale of Flippin caused the reduction in cost from 1994 to 1995. The Company believes that 1996 costs will increase slightly as compared to 1995 as a result of increased marketing efforts in new markets. The Company expects wage and fringe benefit costs and the costs of outside services such as insurance coverage, data processing and legal services associated with administrative functions to remain relatively constant compared to 1995.

Interest expense in 1995 totaled $1.7 million compared to $ 2.1 million in 1994 and $2.3 million in 1993. The decrease in 1995 versus 1994 is attributed to the sale of the Flippin operation which allowed the Company to reduce debt by approximately $8 million. The Company expects interest costs to be lower in 1996 as borrowings continue at lower levels.

Other income (expense) of approximately $0.3 million in 1995, $0.1 million in 1994 and $0.1 million in 1993 consists of: the $154,000 gain on the sale of Flippin in 1995 and interest income on a note held from a prior divestiture.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of July 2, 1995. Net deferred tax assets increased in 1995 and 1994, resulting in deferred tax benefits of $377,700 and $401,300, respectively. No such benefit or expense occurred in 1993.

NET EARNINGS
Net earnings for 1995 were $1,320,666 compared to $2,356,029 for 1994 and $1,914,665 for 1993. Earnings per common share were $.09 in 1995 compared to $.16 in 1994 and $.13 in 1993.

FINANCIAL CONDITION AND LIQUIDITY
Over the last three years, the Company has taken important steps to improve its financial condition.

During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt. As a result of the Flippin sale and the subsequent debt reduction, the Company's balance sheet is much stronger.

Shareholders' equity increased to $13.3 million at July 2, 1995, from to $12.0 at July 3, 1994 and $9.6 million at June 27, 1993. Debt has been reduced from to $10.6 million at July 2, 1995 from $19.6 million at July 3, 1994 and $23.8 million at June 27, 1993 .

The Company's revolving credit agreement with Sanwa Business Credit Corporation expires July 1, 1996. The agreement allows for maximum borrowing (subject to a borrowing base formula) of $14.5 million, of which $5.0 million was outstanding and $3.5 million was available under the borrowing base calculation at July 2, 1995. The Company expects to enter into a new loan agreement prior to July 1, 1996.

The aggregate maturities of all debt over the next 3 years, excluding the revolving credit agreement, are $1.7 million in 1996, $0.5 million in 1997 and $3.4 million in 1998.

The Company expect to meet these obligations with cash generated from operations, new financing and available funds under its revolving credit agreement.

During the year, the Company used $0.2 million in cash to support operations compared to generating $4.5 million in 1994 and $2.9 million in 1993. The Company invested $0.8 million in new equipment and other assets during the year compared to $0.5 million in 1994 and $1.4 million in 1993.

At July 2, 1995, accounts receivable were down $2.1 million and inventories were up $1.0 million over prior year levels. Accounts payable were down $2.2 million. These values exclude the Flippin sale effect.

At July 2, 1995, the Company's capital structure consisted of $10.6 million of debt and $13.3 million common shareholders' equity.

                                                                   Schedule VIII


                                 LABARGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                           YEARS ENDED JULY 2, 1995,
                         JULY 3, 1994 AND JUNE 27, 1993


                    Balance                                                            Balance
                    beginning                                     Charge-              end of
                    of period             Recoveries                Offs               period
                    ----------            ----------             ----------           ---------
Allowance for
doubtful accounts:
       1993          $ 96,069              $31,142                   $-                $127,211

       1994           127,211               12,464                    -                 139,675

       1995           139,675               28,767                    -                 168,442




                           Balance                                                      Balance
                           beginning                                                    end of
                           of period              Increase           Decrease           period
                          -----------            ----------        ------------       ----------
Deferred tax asset
 valuation allowance:
       1993               $7,127,825                  $-           $  (637,852)        $6,489,973

       1994                6,489,973                   -            (1,038,752)         5,451,221

       1995                5,451,221                   -              (672,470)         4,778,751
