Form 10-Q
period 1995-10-01
LABARGE INC
filed 1995-11-15
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended October 1, 1995         Commission file number: 1-5761
------------------------------------------------------------------------------

                                 LaBarge, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   73-0574586
-------------------------------------               --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)



   P.O. Box 14499, St. Louis, Missouri                        63178
-------------------------------------               --------------------------
              (Address)                                     (Zip Code)



                                 (314) 231-5960
------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)




------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   .  No       .
                                              -------     -------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of November 2, 1995. 15,296,059 of common shares.

                                 LaBARGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (dollars in thousands except per share data)




                                                                                    THREE MONTHS ENDED
                                                                                OCTOBER 1,      October 2,
                                                                                   1995          1994
--------------------------------------------------------------------------------------------------------------
NET SALES                                                                        $ 13,361      $ 17,111
--------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                                                    11,322        14,339
  Selling and administrative expenses                                               1,673         2,069
--------------------------------------------------------------------------------------------------------------

                                                                                   12,995        16,408
--------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                              366           703
--------------------------------------------------------------------------------------------------------------
  Interest expense                                                                    319           548
  Other income, net                                                                    46            33
--------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                                           93           188
Income tax expense (benefit)                                                            6            11
--------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                     $     87      $    177
==============================================================================================================

Net earnings per common share                                                        $.01          $.01
--------------------------------------------------------------------------------------------------------------

Average common shares outstanding                                                  15,246        15,209
==============================================================================================================


See accompanying notes to financial statements.

                                 LaBARGE, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                  (dollars in thousands except per share data)



                                                                                          OCTOBER 1,          July 2,
                                                                                            1995               1995
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $     316            $     143
  Accounts and notes receivable, net                                                        8,016                9,017
  Inventories                                                                              14,602               14,133
  Prepaid expenses                                                                            332                  293
  Deferred tax assets, net                                                                    758                  758
-----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                                   24,274               24,344
-----------------------------------------------------------------------------------------------------------------------
MARKETABLE SECURITIES, AT COST                                                                250                  -
PROPERTY, PLANT AND EQUIPMENT, NET                                                          2,947                2,676
DEFERRED TAX ASSETS, NET                                                                    2,492                2,492
OTHER ASSETS, NET                                                                           2,164                2,096
-----------------------------------------------------------------------------------------------------------------------
                                                                                        $  31,877            $  31,608
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                 $   5,500            $   2,500
  Current maturities of long-term debt                                                      1,510                1,670
  Trade accounts payable                                                                    5,504                5,013
  Accrued liabilities                                                                       2,180                2,392
  Current liabilities from discontinued operations                                            -                    269
-----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                              14,694               11,844
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS:
  Long-term debt                                                                            3,777                6,467
-----------------------------------------------------------------------------------------------------------------------
                                                                                            3,777                6,467
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,296,059 shares at October 1, 1995
    and 15,227,316 shares at July 2, 1995                                                     153                  152
  Additional paid-in capital                                                               12,624               12,554
  Retained earnings                                                                           629                  600
  Less stock in treasury; -0- shares at October 1, 1995 and
    5,391 shares at July 2, 1995                                                              -                     (9)
-----------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                             13,406               13,297
-----------------------------------------------------------------------------------------------------------------------
                                                                                        $  31,877           $   31,608
=======================================================================================================================


See accompanying notes to financial statements.

                                 LaBARGE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)


                                                                                            THREE MONTHS ENDED
                                                                                    OCTOBER 1,                October 2,
                                                                                        1995                     1994
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                       $     87                   $    177
  Adjustments to reconcile net cash provided
    by operating activities:
      Depreciation and amortization                                                       210                        272
      Accretion of discount on long-term assets
        from business divestitures                                                         (7)                        (8)
      Accretion of discount on note from discontinued operations                            6                         11
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                751                      1,411
        Inventories                                                                      (469)                      (622)
        Prepaid expenses                                                                  (39)                       (12)
        Trade accounts payable                                                            491                     (1,010)
        Accrued liabilities                                                              (212)                      (203)
        Current liabilities from discontinued operations                                 (275)                      (125)
----------------------------------------------------------------------------------------------------------------------------
          Net cash provided (used) by operating activities                                543                       (109)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                             (443)                      (237)
  Additions to other assets of continuing operations                                      (99)                       (62)
----------------------------------------------------------------------------------------------------------------------------
          Net cash (used) by investing activities                                        (542)                      (299)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                           (350)                      (446)
  Exercise of stock warrants and options                                                   14                         60
  Purchase of common stock to treasury                                                      8                         -
  Net change in short-term borrowings                                                     500                        900
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                        172                        514
----------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 173                        106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          143                        140
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    316                   $    246
============================================================================================================================


See accompanying notes to financial statements.

                                 LaBARGE, INC.
                                   FORM 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  FINANCIAL STATEMENTS - BASIS OF PREPARATION

The balance sheet at October 1, 1995 and the related statements of operations for the three months ended October 1, 1995 and October 2, 1994 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                                    OCTOBER 1,            July 2,
                                                                                       1995                1995
--------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                         $   6,179            $   6,668
Unbilled costs and accrued profits,
  net of progress payments                                                               748                  901
--------------------------------------------------------------------------------------------------------------------
Trade receivables - gross                                                              6,927                7,569
Less:  Allowance for doubtful accounts                                                  (178)                (168)
--------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                                6,749                7,401
Current portion of notes receivable                                                      837                1,168
Other current receivables                                                                430                  448
--------------------------------------------------------------------------------------------------------------------
                                                                                   $   8,016            $   9,017
====================================================================================================================


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

Notes receivable include a note from a prior divestiture of $237,000, and a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                                 OCTOBER 1,          July 2,
                                                                                   1995                1995
-------------------------------------------------------------------------------------------------------------
Raw materials                                                                 $    9,233           $    8,609
Work in process                                                                    6,067                6,181
-------------------------------------------------------------------------------------------------------------

                                                                                  15,300               14,790
Less progress payments                                                              (698)                (657)
-------------------------------------------------------------------------------------------------------------

                                                                              $   14,602           $   14,133
=============================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  MARKETABLE SECURITIES

At October 1, 1995, the Company had $250,000 in common stock of Venisect, Inc. which is valued at cost.

5.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                          OCTOBER 1,             July 2,
                                                                            1995                  1995
---------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                                 $  5,500               $  2,500

    Interest rate at period-end                                             10.25%                 10.50%

    Average amount of short-term borrowings
      outstanding during period (rounded to
      nearest thousand)                                                   $  5,292               $  2,472

    Average interest rate for period                                        10.38%                  9.70%
    Maximum short-term borrowings
      at any month-end                                                    $  5,700               $  5,000
=========================================================================================================

      Total short-term borrowings                                         $  5,500               $  2,500
=========================================================================================================


                                                                          OCTOBER 1,              July 2,
                                                                            1995                   1995
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  Sanwa Business Credit Corporation:
    Revolving credit agreement                                            $     -                $  2,500
    Term loan                                                                  655                    805
Chemical Bank term loan                                                        893                  1,071
12% Subordinated Notes                                                       3,386                  3,386
Industrial revenue bond due
  semiannually through 1997, interest at 8%                                    180                    180
Other                                                                          173                    195
---------------------------------------------------------------------------------------------------------
                                                                             5,287                  8,137
Less current maturities                                                      1,510                  1,670
---------------------------------------------------------------------------------------------------------
       Total long-term debt                                               $  3,777               $  6,467
=========================================================================================================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

At October 1, 1995, the Company has reclassified $2,500,000 of revolving debt from long-term to short-term due to the expiration of its loan agreement on July 3, 1996. The Company intends to negotiate a new loan agreement before this date and will again classify a portion thereof to long-term.

6.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. Also outstanding are the following common stock options: 111,000 exercisable at $.66 to $1.125; 75,000 not exercisable until August, 1996 at $1.3125 to $1.4438 per share; 20,000 not exercisable until February, 1997 at $1.3833 per share and 20,000 not exercisable until April, 1997 at $1.4205 per share. The options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.


7.  INCOME TAXES

The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of October 1, 1995, the net value of this benefit was $3,249,562 and is reported as $758,00 in current assets and $2,492,000 in other assets.

The net operating loss carryforwards as of July 2, 1995, for Federal Income Tax purposes, were $20,393,000, which are available to offset future Federal taxable income through 2003. The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $227,000 which are available to reduce future Federal income taxes through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $245,000 which are available to reduce future regular Federal income taxes over an indefinite period. These carryforwards are the result of losses generated by discontinued operations prior to 1987.


8.  CASH FLOWS

Total cash payments for interest for the three months ended October 1, 1995 were $327,000 compared to $550,000 for the three months ended October 2, 1994.

                                 LaBARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATION AND
                              FINANCIAL CONDITION


LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic control systems and devices and complex interconnect assemblies under contract with its customers. Markets for the Company's products are the defense electronics, telecommunications, medical equipment, aerospace, geophysical/energy and various other commercial/industrial markets. The Company employs approximately 620 people.

On December 2, 1994, the Company completed the sale of the on-going business of its operation in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased substantially all of the assets of the Flippin operation and the related business for approximately $10,455,000 cash and assumed liabilities of approximately $2,900,000. The proceeds from the sale were used to reduce debt. The Company continues to operate its facilities in Huntsville and Berryville, Arkansas; Tulsa, Oklahoma and Joplin, Missouri. The Company will continue, through its remaining operations, to focus on design and manufacture of high-tech electronic systems, devices and interconnect systems with special emphasis on higher value-added products.

The Flippin facility manufactured cable assemblies for a variety of markets including computer products and medical equipment. Revenues for the quarter ended October 2, 1994 were approximately $4.7 million (27% of the Company total).

The December, 1994 sale of the Flippin facility allowed the exchange and redemption of 15% Subordinated Notes due in May, 1997. Both transactions were part of a Company plan to strengthen its balance sheet. The Company believes the stronger balance sheet will allow it much greater flexibility to invest in growth opportunities at its other facilities.

Historically, due to the lead times required in the production of the Company's defense and aerospace products, its backlog of firm, unshipped orders has always been considered important. However, as the Company has decreased its dependence on large defense contracts and increased the proportion of its sales received from non-defense customers which have much shorter lead times and demand just-in-time deliveries, the importance of backlog as a barometer of future performance has decreased. The backlog at October 1, 1995 was approximately $51.6 million compared to $52.1 million at July 2, 1995. The backlog at October 1, 1995 for the products described below consisted of approximately $30.1 million of orders for various defense products, the majority of which contain cancellation and termination provisions, and $21.5 million of orders for commercial products. Approximately $3.2 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

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

The Company continues to pursue defense-related business. During the first quarter, the Company received additional orders on the AEGIS program totaling $5.2 million. AEGIS is the most advanced shipboard anti-aircraft and anti-missile system in the world. All work on this contract is being performed in Huntsville, Arkansas.

Sales to Lockheed Martin represented approximately 34% of total Company sales for the three months ended October 1, 1995.

The Company also serves the telecommunications, medical equipment, commercial aerospace, geophysical and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. Non-defense business represented approximately 36% of total Company sales for the quarter. The Company manufactures products as diverse as an audio tape player used by the vision impaired and data collection equipment used in energy production. As in the defense market, all production is completed on a contract basis.

The Company has developed a portable medical laser under a contract from Venisect, Inc. The laser is used to perforate the skin to draw small amounts of blood for testing. Phase II FDA clinical trials are continuing and it is hoped approval for commercial use will be received this fiscal year. The impact on the Company's sales cannot yet be determined.

                                 LaBARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



RESULTS OF OPERATIONS
THREE MONTHS ENDED OCTOBER 1, 1995
COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1994

Net sales for the three months ended October 1, 1995 were $13,361,000 compared to $17,111,000 for the three months ended October 2, 1994. Excluding Flippin's volume from 1994, the continuing business showed a sales gain of approximately 7.4% year-to-year for the three-month period.

Gross profit for the three months ended October 1, 1995 was $2,039,000, 15.3% of sales, compared to $2,772,000, 16.2% of sales, for the three months ended October 2, 1994. Due to lower planned sales volume caused by the sale of the Flippin business and fixed costs involved in pursuing new business opportunities, margins are down approximately 1.1% of sales year-to-year.

Selling and administrative expenses were $1,673,000, 12.5% of sales, for the three months ended October 1, 1995, compared to $2,069,000, 12.1% of sales, for the three months ended October 2, 1994.

Earnings from operations for the three months ended October 1, 1995 were $365,000, 2.7% of sales, compared to $703,000, 4.1% of sales, for the three months ended October 2, 1994.

Interest expense for the three months ended October 1, 1995 was $319,000, compared to $548,000 for the three months ended October 2, 1994. Lower debt levels continue to keep interest costs down.

Other income was $46,000 and $33,000 for the three months ended October 1, 1995 and October 2, 1994, respectively. This is primarily accretion of a discount on a note receivable.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of July 2, 1995. Income tax expense for the three months ended October 1, 1995 and October 2, 1994 was $5,500 and $11,300, respectively.

Net earnings for the three months ended October 1, 1995 were $87,000 compared to $177,000 for the three months ended October 2, 1994.

Earnings per common share were $.01 for the three months ended October 1, 1995 compared to $.01 for the three months ended October 2, 1994.


FINANCIAL CONDITION & LIQUIDITY

Over the last year, the Company has taken important steps to improve its financial condition.

On December 2, 1994, the Company completed the sale of its operations in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased the net assets of the Flippin operation and the related business for $10,455,000 and assumed liabilities of $2,900,000. The proceeds of the sale were used to reduce debt. As of October 1, 1995, $9,955,000 of the purchase price has been received and used to reduce debt.

At October 1, 1995, the Company had borrowings as follows: a term loan with an initial balance of $3,500,000 payable over four years at an interest rate of prime plus 1.5% and a revolving credit facility of up to $14,500,000 which expires July 3, 1996, at prime plus 1.5% interest, both through Sanwa Business Credit. As of October 1, 1995, $655,000 was outstanding on the term loan and $5,500,000 was outstanding on the revolver. In addition, the Company now has $3,386,000 of 12% Subordinated Notes due May 15, 1998, $894,000 in notes due Chemical Bank at prime plus .5%, plus other debt totaling $352,000. Equity at October 1, 1995 was $13,406,000 or $.88 per common share.

Primary sources of the cash generated in the first quarter 1996 are: net income of $87,000 adjusted for non-cash depreciation and amortization of $210,000, reduction of accounts receivable of $1,001,000 and an increase in payables of $491,000. Cash has been used to increase inventories by $469,000, and reduce accrued liabilities and other current liabilities by $487,000. This cash was used to purchase additional equipment.

During the three months ended October 1, 1995, the Company increased borrowings by $172,000.

                                    PART II



     Exhibits                                                                                                  Page
     --------                                                                                                  ----
     3.1(f)        Amendment to Certificate of Incorporation dated October 26, 1995,  as filed with
                   the State of Delaware on October 27, 1995.                                                   15

     3.1(g)        Certificate Eliminating Certificate of Designation of Class A and Class B Cumulative
                   Exchangeable Preferred Stock dated October 26, 1995, as filed with the State of Delaware
                   on October 27, 1995.                                                                         18

     3.1(h)        Certificate Eliminating Certificate of Designation of Class C Cumulative Convertible
                   Preferred Stock dated October 26, 1995, as filed with the State of Delaware on
                   October 27, 1995.                                                                            21

     3.1(i)        Restated Certificate of Incorporation dated October 26, 1995, as filed with the State of
                   Delaware on October 31, 1995.                                                                24

     3.2(a)        The By-Laws of LaBarge, Inc., as amended through October 26, 1995.                           30

       27          Article 5 Financial Data Schedule.                                                           41


                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                          LaBARGE, INC.
                                                       ------------------------
                                                          (Registrant)




Date    11/14/95
        --------



                                                       William J. Maender
                                                       ------------------------
                                                       William J. Maender
                                                       Vice President - Finance,
                                                       Treasurer and Secretary