Form 10-Q
period 1995-12-31
LABARGE INC
filed 1996-02-09
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended December 31, 1995       Commission file number:     1-5761
--------------------------------------------------------------------------------

                                 LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                               73-0574586
------------------------------------------        ------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)



        P.O. Box 14499, St. Louis, Missouri                  63178
--------------------------------------------------------------------------------
                    (Address)                               (Zip Code)



                                 (314) 231-5960
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)



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
                                              -------     -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of January 30, 1996. 15,301,891 shares of common stock.

                                 LABARGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                      (in thousands except per share data)



                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               DECEMBER 31,        January 1,          DECEMBER 31,       January 1,
                                                                  1995               1995                 1995               1995
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                      $  14,910           $  16,206          $   28,271         $   33,317
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of sales                                                   12,484              13,323              23,806             27,663
  Selling and administrative expenses                              1,798               2,055               3,471              4,123
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  14,282              15,378              27,277             31,786
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                             629                 828                 994              1,531
-----------------------------------------------------------------------------------------------------------------------------------

  Interest expense                                                   327                 511                 646              1,058
  Other income, net                                                  139                 177                 185                210
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                         441                 494                 533                683
Income tax expense                                                    27                  29                  33                 41
-----------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                   $     414           $     465                 500         $      642
===================================================================================================================================

NET EARNINGS PER COMMON SHARE                                       $.03                $.03                $.03               $.04
===================================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                 15,296              15,227              15,271             15,218
===================================================================================================================================

See accompanying notes to financial statements.

                                 LABARGE, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                  (dollars in thousands except per share data)



                                                                                         DECEMBER 31,           July 2,
                                                                                            1995                 1995
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $     216            $     143
  Accounts and notes receivable, net                                                        9,099                9,017
  Inventories                                                                              15,203               14,133
  Prepaid expenses                                                                            285                  293
  Deferred tax assets, net                                                                    758                  758
-----------------------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                                   25,561               24,344
-----------------------------------------------------------------------------------------------------------------------------------

MARKETABLE SECURITIES, AT COST                                                                250                  -
PROPERTY, PLANT AND EQUIPMENT, NET                                                          2,853                2,676
DEFERRED TAX ASSETS, NET                                                                    2,492                2,492
OTHER ASSETS, NET                                                                           2,186                2,096
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        $  33,342            $  31,608
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                 $   6,600            $   2,500
  Current maturities of long-term debt                                                      1,271                1,670
  Trade accounts payable                                                                    5,826                5,013
  Accrued liabilities                                                                       2,231                2,392
  Current liabilities from discontinued operations                                            -                    269
-----------------------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                                              15,928               11,844
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS:
  Long-term debt                                                                            3,598                 6,467
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,301,891 shares at December 31, 1995
    and 15,227,316 shares at July 2, 1995                                                     153                  152
  Additional paid-in capital                                                               12,630               12,554
  Retained earnings                                                                         1,033                  600
  Less stock in treasury; -0- shares at December 31, 1995 and
    5,391 shares at July 2, 1995                                                              -                     (9)
-----------------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                             13,816               13,297
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        $  33,342            $   31,608
===================================================================================================================================

See accompanying notes to financial statements.

                                 LABARGE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)



                                                                                                    SIX MONTHS ENDED
                                                                                            DECEMBER 31,           January 1,
                                                                                               1995                   1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                               $       500            $      642
  Adjustments to reconcile net cash provided
    by operating activities:
      Depreciation and amortization                                                                  443                   544
      Accretion of discount on long-term assets from business divestitures                           (14)                  (16)
      Accretion of discount on note from discontinued operations                                       6                    20
      Gain on sale of Flippin facility                                                               -                    (154)
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                          (332)                1,179
        Inventories                                                                               (1,070)               (1,623)
        Prepaid expenses                                                                               9                    40
        Trade accounts payable                                                                       813                (1,166)
        Accrued liabilities                                                                         (161)                 (207)
        Liabilities of discontinued operations                                                      (275)                 (125)
-----------------------------------------------------------------------------------------------------------------------------------

          NET CASH (USED) BY OPERATING ACTIVITIES                                                    (81)                 (866)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                        (540)                 (297)
  Additions to other assets of continuing operations                                                (156)                 (126)
  Sale of operating facility in Flippin                                                              -                   9,359
-----------------------------------------------------------------------------------------------------------------------------------

          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (696)                8,936
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                      (769)               (5,909)
  Exercise of stock warrants and options                                                              10                    60
  Purchase of common stock to treasury                                                                 9                  -
  Net change in short-term borrowings                                                              1,600                (2,100)
-----------------------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            850                (7,949)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                             73                   121
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     143                   140
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $       216            $      261
===================================================================================================================================


See accompanying notes to financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  FINANCIAL STATEMENTS - BASIS OF PREPARATION

The balance sheet at December 31, 1995 and July 2, 1995, the related statements of operations for the three and six months ended December 31, 1995 and January 1, 1995 and the statement of cash flows for the six months ended December 31, 1995 and January 1, 1995 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                              DECEMBER 31,            July 2,
                                                                                  1995                  1995
---------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                    $    7,120           $   6,668
Unbilled costs and accrued profits,
  net of progress payments                                                         1,179                 901
---------------------------------------------------------------------------------------------------------------
Trade receivables - gross                                                          8,299               7,569
Less:  Allowance for doubtful accounts                                              (138)               (168)
---------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                            8,161               7,401
Current portion of notes receivable                                                  855               1,168
Other current receivables                                                             83                 448
---------------------------------------------------------------------------------------------------------------
                                                                              $    9,099           $   9,017
===============================================================================================================


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

Notes receivable include a note from a prior divestiture of $251,000, and a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                            DECEMBER 31,          July 2,
                                                                             1995                  1995
-----------------------------------------------------------------------------------------------------------
Raw materials                                                            $    10,458           $    8,609
Work in process                                                                5,147                6,181
-----------------------------------------------------------------------------------------------------------
                                                                              15,605               14,790
Less progress payments                                                          (402)                (657)
-----------------------------------------------------------------------------------------------------------

                                                                         $    15,203           $   14,133
===========================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  MARKETABLE SECURITIES

At December 31, 1995, the Company had $250,000 in common stock of Venisect, Inc. which is valued at cost.

5.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                          DECEMBER 31,         July 2,
                                                                             1995               1995
-----------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                              $   6,600             $   2,500

    Interest rate at period-end                                           10.00%                10.50%

    Average amount of short-term borrowings
      outstanding during period (rounded to
      nearest thousand)                                                $   4,144             $   2,472

    Average interest rate for period                                      10.36%                 9.70%
    Maximum short-term borrowings
      at any month-end                                                 $   7,000             $   5,000
===========================================================================================================

      Total short-term borrowings                                      $   6,600             $   2,500
===========================================================================================================


                                                                       DECEMBER 31,             July 2,
                                                                          1995                   1995
-----------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  Sanwa Business Credit Corporation:
    Revolving credit agreement                                         $     -               $   2,500
    Term loan                                                                430                   805
Chemical Bank term loan                                                      714                 1,071
12% Subordinated Notes                                                     3,386                 3,386
Industrial revenue bond due
  semiannually through 1997, interest at 8%                                  180                   180
Other                                                                        159                   195
-----------------------------------------------------------------------------------------------------------
                                                                           4,869                 8,137

Less current maturities                                                    1,271                 1,670
-----------------------------------------------------------------------------------------------------------
       Total long-term debt                                            $   3,598             $   6,467
===========================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

At December 31, 1995, the Company has reclassified $2,500,000 of revolving debt from long-term to short-term due to the expiration of its loan agreement on July 3, 1996. The Company intends to negotiate a new loan agreement before this date and will again classify a portion thereof to long-term.

6.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. Also outstanding are the following common stock options: 100,000 shares currently exercisable at $.66 to $1.2375 and 165,000 shares with exercise prices ranging from $1.3125 to $4.378 which are not exercisable at this time. The earliest exercise date of the non-exercisable option is in August 1996. The options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.


7.  INCOME TAXES

The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of December 31, 1995, the net value of this benefit was $3,250,000 and is reported as $758,000 in current assets and $2,492,000 in other assets.

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


8.  CASH FLOWS

Total cash payments for interest for the three and six months ended December 31, 1995 were $308,000 and $635,000 compared to $567,000 and $1,117,000 for the three and six months ended January 1, 1995.

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

The Flippin facility manufactured cable assemblies for a variety of markets including computer products and medical equipment. Revenues for the six and three months ended January 1, 1995 were approximately $7.3 and $2.6 million (22% of the Company total) respectively.

The December, 1994 sale of the Flippin facility allowed the exchange and redemption of 15% Subordinated Notes due in May, 1997. Both transactions were part of a Company plan to strengthen its balance sheet. The Company believes the stronger balance sheet will allow it much greater flexibility to invest in growth opportunities at its other facilities.

The Company's backlog of firm, unshipped orders at December 31, 1995 was approximately $64 million compared to $47 million at January 1, 1995. The backlog at December 31, 1995 for the products described below consisted of approximately $34.6 million of orders for various defense products, the majority of which contain cancellation and termination provisions, and $29.4 million of orders for commercial products. Approximately $6.7 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

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

The Company continues to pursue defense-related business. The Company currently has orders on the AEGIS program totaling $9.5 million. AEGIS is the most advanced shipboard anti-aircraft and anti-missile system in the world. All work on this contract is being performed in Huntsville, Arkansas.

Sales to Lockheed Martin represented approximately 32% of total Company sales for the three and six months ended December 31, 1995.

The Company also serves the telecommunications, medical equipment, commercial aerospace, geophysical and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. Non-defense business represented approximately 43% of total Company sales for the quarter and 40% for the six months. The Company manufactures diverse products based on customer requirements, which incorporate many capabilities including cable and harnesses, printed circuit boards and complete assemblies. As in the defense market, all production is on a contract basis.

The Company has developed a portable medical laser (the Laser Lancet(TM)) under a contract from Venisect, Inc. One application of the laser is to perforate the skin to draw small amounts of blood for testing. Phase II FDA clinical trials for this application are complete. A 510(K) request for marketing and manufacturing approval of this application was filed with the FDA in December and is currently being evaluated. The Company anticipates approval for commercial use to be received this fiscal year. The impact on the Company's sales cannot yet be determined.

In late January 1996, the FDA approved the commencement of human clinical trials of a second Laser Lancet(TM) application for use in transdermal drug delivery. Venisect scientists have shown that the simple, painless alteration of the outermost layer of skin with the Laser Lancet(TM) results in clinically significant improvement in the ability to deliver a wide range of drugs transdermally.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1995
COMPARED TO SIX MONTHS ENDED JANUARY 1, 1995

In December 1994, the Company sold its Flippin, Arkansas operation and its related business for approximately $10,455,000. Sales, related costs and profits though November, 1994 are included in operating results for the six months ended January 1, 1995 and may distort the comparative data presented.

Net sales for the six months ended December 31, 1995 were $28,271,000 compared to $33,317,000 for the six months ended January 1, 1995. Sales from continuing operations were up approximately $2.3 million or 9% year-to-year. Flippin accounted for $7.3 million in sales for the six months ended January 1, 1995

Gross profit for the six months ended December 31, 1995 was $4,465,000, 15.8% of sales, compared to $5,654,000, 17.0% of sales, for the six months ended January 1, 1995. The sale of Flippin resulted in lower sales relative to fixed costs, which cause the margin to be lower.

Selling and administrative expenses for the six months ended December 31, 1995 were $3,471,000, 12.3%of sales, compared to $4,123,000, 12.4% of sales, for the six months ended January 1, 1995.

Earnings from operations were $994,000, 3.5% of sales, for the six months ended December 31, 1995, compared to $1,531,000, 4.6% of sales, for the six months ended January 1, 1995.

Interest expense for the six months ended December 31, 1995 was $646,000, compared to $1,058,000 for the six months ended January 1, 1995. Lower debt levels continue to cause lower interest costs.

Other income was $185,000 and $210,000 for the six months ended December 31, 1995 and January 1, 1995, respectively. Included in other income for the six months ended December 31, 1995 is approximately $100,000 in interest and reserve adjustments related to cash in conjunction with the Flippin sale. Included in the other income for the period ended January 1, 1995, is $154,000 in gain from the sale of the Flippin facility. The remainder of this income represents accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the six months ended December 31, 1995 and January 1, 1995, respectively, was $33,000 and $41,000.

Net earnings for the six months ended December 31, 1995 were $500,000, compared to $642,000 for the six months ended January 1, 1995.

Earnings per common share were $.03 for the six months ended December 31, 1995 and $.04 for the six months ended January 1, 1995.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1995
COMPARED TO THREE MONTHS ENDED JANUARY 1, 1995

Net sales for the three months ended December 31, 1995 were $14,910,000 compared to $16,206,000 for the three months ended January 1, 1995. Excluding Flippin's sales from the three months ended January 1, 1995, the continuing business showed a sales gain of approximately 10.1% year-to-year for the three-month period.

Gross profit for the three months ended December 31, 1995 was $2,427,000, 16.3% of sales, compared to $2,883,000, 17.8% of sales, for the three months ended January 1, 1995. Due to lower planned sales volume caused by the sale of the Flippin business and fixed costs involved in pursuing new business opportunities, margins are down approximately 1.5% of sales year-to-year.

Selling and administrative expenses were $1,798,000, 12.1% of sales, for the three months ended December 31, 1995, compared to $2,055,000, 12.7% of sales, for the three months ended January 1, 1995.

Earnings from operations for the three months ended December 31, 1995 were $629,000, 4.2% of sales, compared to $828,000, 5.1% of sales, for the three months ended January 1, 1995.

Interest expense for the three months ended December 31, 1995 was $327,000, compared to $511,000 for the three months ended January 1, 1995. Lower debt levels continue to keep interest costs down.

Other income was $139,000 and $177,000 for the three months ended December 31, 1995 and January 1, 1995, respectively. Approximately $100,000 of other income for the three months ended December 31, 1995 is due to interest and reserve adjustments related to cash in conjunction with the Flippin sale. A gain of $154,000 from the sale of the Flippin facility is included in other income for the three months ended January 1, 1995.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of July 2, 1995. Income tax expense for the three months ended December 31, 1995 and January 1, 1995 was $27,000 and $29,000, respectively.

Net earnings for the three months ended December 31, 1995 were $414,000 compared to $465,000 for the three months ended January 1, 1995.

Earnings per common share were $.03 for the three months ended December 31, 1995 compared to $.03 for the three months ended January 1, 1995.


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

At December 31, 1995, the Company had borrowings as follows: a term loan with an initial balance of $3,500,000 payable over four years at an interest rate of prime plus 1.5% and a revolving credit facility of up to $14,500,000 which expires July 3, 1996, at prime plus 1.5% interest, both through Sanwa Business Credit. As of December 31, 1995, $430,000 was outstanding on the term loan and $6,600,000 was outstanding on the revolver. In addition, the Company now has $3,386,000 of 12% Subordinated Notes due May 15, 1998, $714,000 in notes due Chemical Bank at prime plus .5%, plus other debt totaling $338,000. Equity at December 31, 1995 was $13,816,000 or $.90 per common share.

For the six months ended December 31, 1995, the Company used cash in its operations, primarily due to higher receivables and inventories. The investment in inventory is necessary to support higher planned volume in the third quarter of fiscal 1996. Further, the Company invested $540,000 in new equipment during the period .

During the six months ended December 31, 1995, the Company increased borrowings by $850,000.

                                    PART II





                                 Not Applicable

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             LABARGE, INC.
                                             ----------------------------
                                             (Registrant)





Date     2/8/96
     --------------



                                             William J. Maender
                                             ----------------------------
                                             William J. Maender
                                             Vice President - Finance,
                                             Treasurer and Secretary