Form 10-Q
period 1996-03-31
LABARGE INC
filed 1996-05-15
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1996        Commission file number:     1-5761

                                 LaBarge, Inc.
             (Exact name of registrant as specified in its charter)


     DELAWARE                                               73-0574586
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



    P.O. Box 14499, St. Louis, Missouri                        63178
           (Address)                                        (Zip Code)


                                 (314) 231-5960
              (Registrant's telephone number, including Area Code)



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

Indicate the number of shares outstanding of each of the Issuer's classes of
common stock as of April 30, 1996.   15,301,891  shares of common stock.

                                 LaBARGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      (In thousands except per share data)





                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          MARCH 31,         April 2,                MARCH 31,        April 2,
                                                            1996              1995                    1996             1995
                                                        ----------         -----------            ---------         ----------
NET SALES                                               $   21,423         $    14,770             $  49,695        $   48,087
                                                        ----------         -----------             ---------        ----------
COSTS AND EXPENSES:
  Cost of sales                                             17,382              12,307                41,188            39,970
  Selling and administrative expense                         2,414               1,891                 5,885             6,014
                                                        ----------         -----------            ----------        ----------
                                                            19,796              14,198                47,073            45,984

EARNINGS FROM OPERATIONS                                     1,627                 572                 2,622             2,103
                                                        ----------         -----------            ----------        ----------
  Interest expense                                             351                 334                   996             1,392
  Other income, net                                             27                  37                   211               247
                                                        ----------         -----------            ----------        ----------
EARNINGS BEFORE INCOME TAXES                                 1,303                 275                 1,837               958
Income tax expense                                              85                  16                   118                57
                                                        ----------         -----------            ----------        ----------

NET EARNINGS                                            $    1,218         $       259            $    1,719        $      901
                                                        ==========         ===========            ==========        ==========

NET EARNINGS PER COMMON SHARE                                 $.08                $.02                  $.11              $.06
                                                        ==========         ===========            ==========        ==========

AVERAGE COMMON SHARES OUTSTANDING                           15,302              15,227                15,281            15,220
                                                        ==========         ===========            ==========        ==========


See accompanying notes to financial statements.

                                 LABARGE, INC.
                                 BALANCE SHEET
                                  (Unaudited)


                  (dollars in thousands except per share data)



                                                                                          MARCH 31,              July 2,
                                                                                            1996                  1995
                                                                                        -----------          -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $     447            $     143
  Accounts and notes receivable, net                                                         13,916                9,017
  Inventories                                                                                17,105               14,133
  Prepaid expenses                                                                              402                  293
  Deferred tax assets, net                                                                      758                  758
                                                                                          ---------            ---------
    TOTAL CURRENT ASSETS                                                                     32,628               24,344
                                                                                          ---------            ---------
MARKETABLE SECURITIES, AT COST                                                                  250                -
PROPERTY, PLANT AND EQUIPMENT, NET                                                            3,086                2,676
DEFERRED TAX ASSETS, NET                                                                      2,492                2,492
OTHER ASSETS, NET                                                                             1,911                2,096
                                                                                          ---------            ---------
                                                                                          $  40,367            $  31,608
                                                                                          =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                   $   9,000            $   2,500
  Current maturities of long-term debt                                                          778                1,670
  Trade accounts payable                                                                      8,579                5,013
  Accrued liabilities                                                                         3,455                2,392
  Current liabilities from discontinued operations                                            -                      269
                                                                                          ---------            ---------
    TOTAL CURRENT LIABILITIES                                                                21,812               11,844
                                                                                          ---------            ---------
LONG-TERM OBLIGATIONS:
  Long-term debt                                                                              3,521                6,467
                                                                                          ---------            ---------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,301,891 shares at March 31, 1996
    and 15,227,316 shares at July 2, 1995                                                       153                  152
  Additional paid-in capital                                                                 12,630               12,554
  Retained earnings                                                                           2,251                  600
  Less stock in treasury; 61 shares at March 31, 1996 and
    5,391 shares at July 2, 1995                                                             -                        (9)
                                                                                          ---------            ---------
    TOTAL STOCKHOLDERS' EQUITY                                                               15,034               13,297
                                                                                          ---------            ---------
                                                                                          $  40,367            $  31,608
                                                                                          =========            =========


 See accompanying notes to financial statements.

                                 LABARGE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)

                                                                                                      NINE MONTHS ENDED
                                                                                                MARCH 31,           April 2,
                                                                                                   1996               1995
                                                                                                ---------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                                  $   1,719           $    901
  Adjustments to reconcile net cash provided
    by operating activities:
      Depreciation and amortization                                                                   697                760
      Accretion of discount on long-term assets from business divestitures                            (21)               (23)
      Accretion of discount on note from discontinued operations                                        6                 29
      Gain on sale of Flippin facility                                                               -                  (154)
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                         (5,370)             2,268
        Inventories                                                                                (2,972)            (1,197)
        Prepaid expenses                                                                             (108)               (95)
        Trade accounts payable                                                                      3,566             (1,941)
        Accrued liabilities                                                                         1,064               (508)
        Liabilities of discontinued operations                                                       (275)              (125)
                                                                                                 --------           --------
          NET CASH USED BY OPERATING ACTIVITIES                                                    (1,694)               (85)
                                                                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                         (985)              (500)
  Additions to other assets of continuing operations                                                 (317)              (230)
  Sale of operating facility in Flippin                                                              -                 9,890
  Collection of note receivable                                                                       621               -
                                                                                                 --------           --------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                           (681)             9,160
                                                                                                 --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                                     (3,839)            (8,220)
  Exercise of stock warrants and options                                                               18                 60
  Net change in short-term borrowings                                                               6,500               (800)
                                                                                                 --------           --------
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                           2,679             (8,960)
                                                                                                 --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  304                115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      143                140
                                                                                                ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     447           $    255
                                                                                                =========           ========


See accompanying notes to financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  FINANCIAL STATEMENTS - BASIS OF PREPARATION

The balance sheet at March 31, 1996 and July 2, 1995, the related statements of operations for the three and nine months ended March 31, 1996 and April 2, 1995 and the statement of cash flows for the nine months ended March 31, 1996 and April 2, 1995 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                                  MARCH 31,              JULY 2,
                                                                                     1996                 1995
                                                                                 -----------          ------------
Billed shipments, net of progress payments                                       $    12,502           $     6,668
Unbilled costs and accrued profits,
  net of progress payments                                                               839                   901
                                                                                 -----------           -----------
Trade receivables - gross                                                             13,341                 7,569
Less:  Allowance for doubtful accounts                                                  (143)                 (168)
                                                                                 -----------           -----------
Trade receivables - net                                                               13,198                 7,401
Current portion of notes receivable                                                      600                 1,168
Other current receivables                                                                118                   448
                                                                                 -----------           -----------
                                                                                 $    13,916           $     9,017
                                                                                 ===========           ===========

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

Notes receivable include a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                               MARCH 31,             July 2,
                                                                                 1996                 1995
                                                                              ----------           ----------
Raw materials                                                                 $   13,508           $    8,609
Work in process                                                                    4,364                6,181
                                                                              ----------           ----------
                                                                                  17,872               14,790
Less progress payments                                                              (767)                (657)
                                                                              ----------           ----------
                                                                              $   17,105           $   14,133
                                                                              ==========           ==========

In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  MARKETABLE SECURITIES

At March 31, 1996, the Company had $250,000 in common stock of Venisect, Inc. which is valued at cost. This represents approximately 4% of the Company. Since Venisect is not publicly traded, there is no active market for the shares at this time.

5.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                                MARCH 31,              July 2,
                                                                                 1996                    1995
                                                                           --------------            ------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                                  $        9,000            $      2,500

    Interest rate at period-end                                                     9.75%                  10.50%

    Average amount of short-term borrowings
      outstanding during period (rounded to
      nearest thousand)                                                    $        5,409            $      2,472

    Average interest rate for period                                               10.19%                   9.70%
    Maximum short-term borrowings
      at any month-end                                                     $        9,100            $      5,000
                                                                           ==============            ============

      Total short-term borrowings                                          $        9,000            $      2,500
                                                                           ==============            ============

                                                                                MARCH 31,              July 2,
                                                                                 1996                    1995
                                                                           --------------            ------------
LONG-TERM DEBT:
  Sanwa Business Credit Corporation:
    Revolving credit agreement                                             $        -                $      2,500
    Term loan                                                                         205                     805
Chemical Bank term loan                                                               536                   1,071
12% Subordinated Notes                                                              3,386                   3,386
Industrial revenue bond due
  semiannually through 1997, interest at 8%                                         -                         180
Other                                                                                 172                     195
                                                                           --------------            ------------
                                                                                    4,299                   8,137
Less current maturities                                                               778                   1,670
                                                                           --------------            ------------
       Total long-term debt                                                $        3,521            $      6,467
                                                                           ==============            ============

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

At December 31, 1995, the Company reclassified $2,500,000 of revolving debt from long-term to short-term due to the expiration of its loan agreement on July 3, 1996. The Company intends to negotiate a new loan agreement before this date and will again classify a portion thereof to long-term.

6.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. Also outstanding are the following common stock options and warrants: 100,000 shares currently exercisable at $.66 to $1.2375; 165,000 shares with exercise prices ranging from $1.3125 to $4.378 which are not exercisable at this time; and 300,000 warrants at $3 per share which expire June 1, 1996. The earliest exercise date of the non-exercisable option is August 24, 1996. The options and warrants are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.


7.  INCOME TAXES

The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of March 31, 1996, the net value of this benefit was $3,250,000 and is reported as $758,000 in current assets and $2,492,000 in other assets.

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


8.  CASH FLOWS

Total cash payments for interest for the three and nine months ended March 31, 1996 were $345,000 and $980,000 compared to $413,000 and $1,530,000 for the three and nine months ended April 2, 1995.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATION AND
                              FINANCIAL CONDITION


LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic control systems and devices and complex interconnect assemblies under contract with its customers. Markets for the Company's products are the telecommunications, geophysical/energy, medical equipment, aerospace, defense electronics and various other commercial/industrial markets. The Company employs approximately 680 people.

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

The Flippin facility manufactured cable assemblies for a variety of markets including computer products and medical equipment. Revenues for the nine and three months ended April 2, 1995 were approximately $7.3 million (15% of the
Company's nine months sales).   There were no revenues from the Flippin
operation recorded in the three months ended April 2, 1995.

The December, 1994 sale of the Flippin facility allowed the Company to exchange and redeem its 15% Subordinated Notes due in May, 1997. Both transactions were part of a Company plan to strengthen its balance sheet. The Company believes the stronger balance sheet has allowed much greater flexibility to invest in growth opportunities at its other facilities.

The Company's backlog of firm, unshipped orders at March 31, 1996 was approximately $58.5 million compared to $44 million at April 2, 1995. The backlog at March 31, 1996 for the products described below consisted of approximately $35.2 million of orders for various defense products, the majority of which contain cancellation and termination provisions, and $23.5 million of orders for commercial products. Approximately $7.5 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

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

Sales to Northern Telecom in the telecommunications market accounted for 30.8% of total sales for the three months and 17.1% for the nine months ended March 31, 1996. Sales to Lockheed Martin, in the defense and aerospace markets, represented approximately 28.1% of total Company sales for the three months and 30.5% for the nine months ended March 31, 1996.

The Company serves the telecommunications, medical equipment, commercial aerospace, geophysical and other commercial/industrial markets. The Company has aggressively expanded its commercial business over the past several years and intends to continue to do so. Non-defense business represented approximately 57.1% of total Company sales for the quarter and 47.3% for the nine months.

The Company has developed a portable medical laser (the Laser Lancet(TM)) under a contract from Venisect, Inc. One application of the laser is to perforate the skin to draw small amounts of blood for testing. Phase II FDA clinical trials for this application have been completed and a Form 510(K), requesting for marketing and manufacturing approval, was filed with the FDA in December. The request is currently being evaluated by the FDA. The Company anticipates approval to be received this fiscal year. The impact on the Company's sales cannot yet be determined.

In late January 1996, the FDA approved the commencement of human clinical trials for use of the Laser Lancet(TM) in transdermal drug delivery. Venisect scientists have shown that the simple, painless alteration of the outermost layer of skin with the Laser Lancet(TM) results in clinically significant improvement in the ability to deliver a wide range of drugs transdermally.

On May 7, 1996, the Company announced the formation of LaBarge Clayco Wireless LLC. The new company is a 50/50 joint venture of LaBarge Wireless, a wholly owned subsidiary of LaBarge, Inc. and Clayco Construction Company of St. Louis.

LaBarge Clayco Wireless LLC will provide engineering, project management, construction, equipment installation and testing services for the rapidly growing wireless telecommunications industry, with special emphasis on the PCS (Personal Communications Services) market. The impact on LaBarge's earnings cannot yet be determined.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 1996
COMPARED TO NINE MONTHS ENDED APRIL 2, 1995

In December 1994, the Company sold its Flippin, Arkansas operation and its related business for approximately $10,455,000. Sales, related costs and profits though November 1994 are included in operating results for the nine months ended April 2, 1995 and may distort the comparative data presented.

Net sales for the nine months ended March 31, 1996 were $49,695,000 compared to $48,087,000 for the nine months ended April 2, 1995. Sales from continuing operations were up approximately $9.0 million or 21.8% year-to-year. Higher sales in the telecommunications market contributed significantly to this increase. The Flippin operation accounted for $7.3 million in sales for the nine months ended April 2, 1995.

Gross profit for the nine months ended March 31, 1996 was $8,507,000, 17.1% of sales, compared to $8,117,000, 16.9% of sales, for the nine months ended April 2, 1995. Gross margins are increasing.

Selling and administrative expenses for the nine months ended March 31, 1996 were $5,885,000, 11.8%of sales, compared to $6,014,000, 12.5% of sales, for the nine months ended April 2, 1995. The Company continues to maintain strict control over expenses as it strives for growth.

Earnings from operations were $2,622,000, 5.3% of sales, for the nine months ended March 31, 1996, compared to $2,103,000, 4.4% of sales, for the nine months ended April 2, 1995.

Interest expense for the nine months ended March 31, 1996 was $996,000, compared to $1,392,000 for the nine months ended April 2, 1995. Lower debt levels in the first six months of fiscal 1996 resulted in the lower interest costs.

Other income was $211,000 and $247,000 for the nine months ended March 31, 1996 and April 2, 1995, respectively. Included in other income for the nine months ended March 31, 1996 is approximately $100,000 in interest and reserve adjustments related to cash in conjunction with the Flippin sale. Included in the other income for the period ended April 2, 1995, is $154,000 in gain from the sale of the Flippin facility. The remainder of this income, in both periods, represents accretion of a discount on a note receivable.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the nine months ended March 31, 1996 and April 2, 1995, respectively, was $118,000 and $57,000.

Net earnings for the nine months ended March 31, 1996 were $1,719,000, compared to $901,000 for the nine months ended April 2, 1995.

Earnings per common share were $.11 for the nine months ended March 31, 1996 and $.06 for the nine months ended April 2, 1995.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THREE MONTHS ENDED APRIL 2, 1995

Net sales for the three months ended March 31, 1996 were $21,423,000 compared to $14,770,000 for the three months ended April 2, 1995. This is a 45% increase and is largely attributable to higher shipments in the wireless
telecommunications market.   We expect to see continued significant volume due
to increasing demand caused by the rapidly growing PCS (Personal Communications Services) wireless market.

Gross profit for the three months ended March 31, 1996 was $4,041,000, 18.9% of sales, compared to $2,463,000, 16.7% of sales, for the three months ended April 2, 1995. The higher volume of sales in relation to fixed costs is the primary reason for the higher margins.

Selling and administrative expenses were $2,414,000, 11.3% of sales, for the three months ended March 31, 1996, compared to $1,891,000, 12.8% of sales, for the three months ended April 2, 1995.

Earnings from operations for the three months ended March 31, 1996 were $1,627,000, 7.6% of sales, compared to $572,000, 3.9% of sales, for the three months ended April 2, 1995.

Interest expense for the three months ended March 31, 1996 was $351,000, compared to $334,000 for the three months ended April 2, 1995. An increase in borrowings to support the higher sales volume resulted in the increased interest expense for the period.

Other income was $27,000 and $37,000 for the three months ended March 31, 1996 and April 2, 1995, respectively.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of July 2, 1995. Income tax expense for the three months ended March 31, 1996 and April 2, 1995 was $85,000 and $16,000, respectively.

Net earnings for the three months ended March 31, 1996 were $1,218,000 compared to $259,000 for the three months ended April 2, 1995.

Earnings per common share were $.08 for the three months ended March 31, 1996 compared to $.02 for the three months ended April 2, 1995.


FINANCIAL CONDITION & LIQUIDITY

Over the last year, the Company has taken important steps to improve its financial condition.

On December 2, 1994, the Company completed the sale of its operations in Flippin, Arkansas to Avnet, Inc. In the transaction, Avnet purchased the assets of the Flippin operation and the related business for $10,455,000 cash and assumed liabilities of $2,900,000. The proceeds of the sale were used to reduce debt.

At March 31, 1996, the Company had borrowings as follows: a term loan with an initial balance of $3,280,000 payable over four years at an interest rate of prime plus 1.5% and a revolving credit facility of up to $14,500,000 which expires July 3, 1996, at prime plus 1.5% interest, both through Sanwa Business Credit. As of March 31, 1996, $205,000 was outstanding on the term loan and $9,000,000 was outstanding on the revolver. In addition, the Company now has $3,386,000 of 12% Subordinated Notes due May 15, 1998, $563,000 in notes due Chemical Bank at prime plus .5%, plus other debt totaling $172,000. Equity at March 31, 1996 was $15,034,000 or $.98 per common share.

The Company is confident that it will arrange an adequate line of credit prior to the July 3rd expiration of its current loan agreement

For the nine months ended March 31, 1996, the Company used cash in its operations, primarily due to higher accounts receivable and inventory. The investment in inventory is necessary to support the higher volume planned for the fourth quarter of fiscal 1996. Further, the Company invested $985,000 in new equipment during the period .

During the nine months ended March 31, 1996, the Company increased borrowings by $2,679,000.

                                   PART II





                                 Not Applicable

                                   SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        LABARGE, INC.
                                        ---------------------------------
                                        (Registrant)





Date    May 13, 1996



                                        /s/  William J. Maender
                                        -------------------------------
                                        William J. Maender
                                        Vice President - Finance,
                                        Treasurer and Secretary