Form 10-K405
period 1996-06-30
LABARGE INC
filed 1996-09-19
CIK 57139

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year                                              Commission file
ended June 30, 1996                                              number 1-5761
- -------------------                                              ---------------


                                LABARGE, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrants specified in its charter)


 Delaware                                                         73-0574586
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

707 North Second Street, St. Louis, Missouri                       63102
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  314-231-5960

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
  Title of each class                               on which registered
  -------------------                          -----------------------------

  Common Stock, $.01 par value                 American Stock Exchange, Inc.
  ----------------------------                 -----------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                 -----    -----

     As of August 30, 1996, 15,601,891 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $57,187,000, based upon the closing price of the common stock on the American Stock Exchange, Inc. on August 30, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE
                    See "Exhibits" on pages 9 through 11.

                                   PART I

Statements contained in this Report which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Important factors which would cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; failure of the U.S. Food and Drug Administration to give final clearance to the Laser Lancet(TM) developed for Venisect, Inc.; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; and the availability, amount, type and cost of financing for the Company and any changes to that financing.

Item 1.  Business

General Development of Business
LaBarge, Inc. (the "Company") became a Delaware corporation in 1968 as the successor by merger to a company founded in 1953. The Company is engaged in the engineering and manufacture of sophisticated electronic systems and devices and complex interconnect systems.

For the past four years, the Company has focused on expanding into commercial markets using the technologies it had historically developed for the defense and aerospace markets. The Company has focused on markets which require significant engineering effort to develop electronic products which are capable of surviving harsh environmental conditions including temperature, shock and vibration while maintaining high performance reliability. The Company's focus is on the following markets: telecommunications, geophysical, medical, aerospace and defense.

Commercial sales have grown from 10% of total sales in fiscal 1992 to 54% in fiscal 1996. The extent of the change is further evidenced by the fact that during the second half of fiscal 1996, the commercial sales were 66% of total sales.

In fiscal 1996, the Company purchased the assets for $2.7 million and assumed $.4 million of the liabilities of SOREP Technology Corporation ("SOREP") in Houston, Texas. SOREP was renamed LaBarge/STC, Inc. and will continue to operate at its Houston location.

LaBarge/STC, Inc. is engaged in the design and manufacture of custom hybrid circuits and high temperature electronic assemblies used in oil and gas exploration, drilling and production. This acquisition supports the Company's efforts to expand in the geophysical market. In LaBarge/STC, Inc.'s most recent fiscal year, sales were approximately $6 million and operating profit was approximately 15%.

Also in fiscal 1996, the Company announced the formation of LaBarge Clayco Wireless L.L.C., which is a fifty-fifty joint venture of LaBarge Wireless, Inc., a wholly-owned subsidiary of LaBarge, Inc. and Clayco Construction Company. LaBarge Clayco Wireless will provide engineering, project management, construction, installation and testing services for the rapidly growing wireless telecommunications industry.

This joint venture complements the Company's activities in the design and manufacture of sophisticated cable assemblies and electronic products used in wireless telecommunications.

While fiscal 1996 did not bring final FDA clearance to market the Laser Lancet(TM) as was hoped, although there can be no such assurance, management remains confident that clearance will be received. The Laser Lancet(TM) was developed for Venisect, Inc. under a technology licensing agreement with Venisect. When, and if, cleared by the FDA, the Company will manufacture the product as the market (see "Medical Market") demands. Any impact on the Company's future sales cannot yet be determined.

In the second quarter of fiscal 1995, the Company sold its operations in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The proceeds from the sale were used to reduce debt.

On June 25, 1996, the Company entered into a new lending agreement with Boatmen's National Bank in St. Louis on terms far more favorable than those previously available to the Company. Management believes this new agreement will give the Company greater flexibility to pursue new opportunities for growth.


Financial Information About Industry Segments
The Company conducts its operations through one industry segment, electronics design and manufacturing and markets its products to the telecommunications, geophysical, medical, aerospace and defense markets. In each market, the Company engineers and manufactures sophisticated electronic systems and devices and complex interconnect assemblies.

Narrative Description of Business
GENERAL. The Company engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies. Markets for the Company's products are: telecommunications (primarily the wireless segment), geophysical, medical equipment, aerospace, defense and various other commercial/industrial markets. The Company's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The Company employs approximately 710 people.

The Company's backlog at June 30, 1996, was approximately $62.2 million, as compared to $52.1 million at July 2, 1995. The backlog at June 30, 1996, consisted of: $38.4 million of orders for various defense products compared to $27.3 million at July 2, 1995 and $23.8 million of orders for commercial products compared to $24.8 million at July 2, 1995. Generally, lead times on commercial products are much shorter and orders are placed on a just-in-time delivery basis. Substantially all of the defense backlog at June 30, 1996 is pursuant to contracts containing cancellation and termination provisions. Approximately $9.1 million of this backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $4.7 million at year-end 1995.

MANUFACTURING. The Company has organized its engineering and production to provide independent plant locations with specific design and manufacturing capabilities, which can serve most, if not all, markets. This approach allows local management at each facility to concentrate the necessary attention on specific customer needs and at the same time control all key aspects of the engineering and manufacturing processes. Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

MARKETING. The Company has divided its business development efforts along market lines, each headed by a business unit manager. This approach allows each business unit to thoroughly understand and concentrate on the needs of the customers in that market. There are four such business units at this time that are supported by approximately eleven additional sales personnel and approximately twenty-nine engineers and technicians. The Company seeks to develop strong, long-term customer relationships, which will provide the basis for future sales. These close relationships allow the Company to better understand the customers' business needs and identify ways to provide greater value to such customers.

DEFENSE MARKET. The Company designs and manufactures products to Department of Defense (DOD) and prime contractor specifications. The makeup of such products varies with customer needs. In the past, products have included military communications systems, multiplexers, command receivers, automatic direction finding systems, printed circuit board assemblies, flexible printed circuitry and various interconnect assemblies and systems. These products are used in numerous military programs, including (among many others, the AEGIS Radar System, Abrams M-1 Tank and the Bradley Fighting Vehicle, and are also utilized in various naval shipboard command, control and communications systems. Approximately 48% of total Company sales in fiscal 1996 were defense related compared to 58% in 1995. In the fourth fiscal quarter of 1996, just 34% of sales were attributed to the defense market. The Company believes this is more representative of future defense contributions.

In 1995 and prior years, the Company was dependent on the defense market for more than 50% of its business. With the reductions in defense spending, and the Company's growing commercial business, this dependence is declining. The Company is, however, identifying new defense opportunities as many of the large prime contractors are increasingly using subcontractors as a way to reduce overhead costs.

AEROSPACE MARKET. The Company designs and manufactures high temperature cable assemblies for jet engines; complex wiring harnesses for space launch vehicles (including the Atlas/Centaur Rocket and the Space Shuttle); and a variety of cable assemblies and wiring harnesses for satellites. Approximately 6% of the Company's fiscal 1996 sales were for aerospace applications.

TELECOMMUNICATIONS MARKET. The Company's primary focus in the telecommunications is on the rapidly growing wireless segment of the market, with special emphasis on Personal Communication Systems ("PCS"). The Company designs and manufactures sophisticated RF (radio frequency), data and power cables; lightning protection equipment; and, a variety of ancillary electrical/electronic equipment. The products are predominantly used in wireless network construction, commonly referred to as infrastructure.

Through its wholly-owned subsidiary, LaBarge Wireless, Inc., the Company, during 1996, entered into a fifty-fifty joint venture with Clayco Construction Company of St. Louis.

The joint venture company, LaBarge Clayco Wireless L.L.C., provides cell-site engineering, project management, construction, equipment installation and testing services. LaBarge Clayco was formed late in the year and had little impact on fiscal 1996 results. Given the rapid growth in PCS infrastructure deployment, LaBarge Clayco could grow rapidly in 1997.

Approximately 26% of fiscal 1996 sales were attributable to the telecommunications market.

MEDICAL MARKET. The Company designed and developed the Laser Lancet(TM), a small medical laser, for Venisect, Inc. under a technology licensing agreement with Venisect. The Company and Venisect are awaiting FDA clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. While there can be no assurance, upon FDA clearance the Company will manufacture the Laser Lancet(TM) for distribution by Venisect.

The Company believes there are other applications for similar laser technology. One such application is laser-assisted transdermal drug delivery. During the year, Venisect began clinical trials to demonstrate the viability of this application.

In addition to its laser work with Venisect, the Company engineers and manufactures a variety of electronic and electro-mechanical assemblies for use in medical diagnostic equipment. Sales of all medical products accounted for approximately 5% of the Company's total sales in fiscal 1996.

GEOPHYSICAL MARKET. The Company designs and manufactures a variety of electronic products used in oil and gas exploration, drilling and production. Products include cabling, seismic analysis computer, down-hole instrumentation and high-power drive controls. Through its newly acquired subsidiary, LaBarge/STC, Inc., it also designs and produces hybrid circuits used in the same applications. Approximately 10% of fiscal 1996 sales were to the geophysical industry. The Company expects this percentage to grow, due in part to the acquisition.

SALES AND DISTRIBUTION. The Company has fifteen employees whose primary responsibility is sales. Additionally, the Company's engineering and plant management employees are very involved in sales activities. The Company's 1996 sales were made primarily to existing or prior customers, and are based upon established relationships. With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. The Company normally carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

COMPETITION. There is intense competition in all of the Company's target market areas. While the Company is not aware of another entity that competes in all of its markets, there are numerous companies, many larger than the Company, which compete in each of these markets. Frequently, the Company's customers have the ability to produce the products contracted to the Company but, because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are price, service, quality and reliability, engineering expertise, technical capability and overall project management capability. In fiscal 1996, sales to 8 customers represented approximately 78% of the Company's total sales revenue; sales to Lockheed Martin Corporation (aerospace and defense markets) accounted for approximately 26%; Northern Telecom (telecommunications market), approximately 25% and the U.S. Government, approximately 6%. In fiscal 1995, sales to 7 customers represented 75% of the Company's total sales revenue; sales to Lockheed Martin Corporation (aerospace and defense markets) accounted for approximately 33.5%; General Electric (aerospace, defense and medical markets), approximately 12.4%; and United Defense (defense market), approximately 9.6% of sales.

Financial Information About Foreign and Domestic Operations and Export Sales No information has been included hereunder because the Company's foreign sales in fiscal 1996 were less than 10% of total Company revenue.

Capital Structure
HISTORY. Since fiscal 1987, the Company has undergone numerous changes in its capital structure. These changes have included the issuance and redemption of several classes of preferred stock and the borrowing and repayment of various debt.

During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt.

During fiscal 1996, the Company purchased the assets of SOREP Technology Corporation (renamed LaBarge/STC, Inc.) for approximately $2.7 million. The Company also committed approximately $.25 million in a new fifty-fifty joint venture (LaBarge Clayco Wireless L.L.C.) through its LaBarge Wireless, Inc. subsidiary.

On June 25, 1996, the Company entered into a new lending agreement with Boatmen's National Bank in St. Louis replacing its former agreement with Sanwa Business Credit Corporation. The new agreement provides for a $3 million term loan and a $17 million revolving credit facility based on a borrowing base formula tied to accounts receivable and inventory. Both loans are secured by the assets of the Company and mature in July 1999. The term loan requires quarterly principal payments of $.15 million beginning October 1, 1996.

Interest on both loans is variable with prime or LIBOR. At June 30, 1996 the rate was 8.25%.

The capital structure as of June 30, 1996 consists of:
(dollars in thousands)


   15,601,891 shares of common stock...............     $   156
   Additional paid-in capital......................      13,527
   Retained earnings...............................       4,073
   Less treasury stock.............................          (1)
   12% Subordinated Notes..........................       3,386
   Long-term senior debt...........................       7,033
   Short-term senior debt..........................       1,033
                                                         ------
                                                        $29,207
                                                        =======

The ratio of debt to equity as of June 30, 1996 was .64 to 1.


Item 2.  Properties

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                Year of
                   Principal           Land       Buildings   Termination
Location              Use             (Acres)     (sq. ft.)    of  Lease
- ---------------------------------------------------------------------------

St. Louis, MO     Offices                 -         11,121       1996

Tulsa, OK         Manufacturing
                  and Offices             3         49,359       2002

Joplin, MO        Manufacturing
                  and Offices             5         50,400      Owned

Joplin, MO        Manufacturing                     33,000       1997

Berryville, AR    Manufacturing
                  and Offices             7         27,000      Owned

Huntsville, AR    Manufacturing
                  and Offices             6         45,000       1997

Houston, TX       Manufacturing
                  and Offices             3          8,900       1999
- ---------------------------------------------------------------------------

Item 3. Legal Proceedings

The Company is a party to various legal proceedings arising out of the normal course of business. The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of the security holders in the quarter ended June 30, 1996.

                                   PART II


Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 16 filed herewith.


Item 6.    Selected Financial Data

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 16 filed herewith.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 36 through 39 filed herewith.


Item 8.    Consolidated Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements and Schedule contained on page 15 filed herewith.


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


                                   PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
  a.    Consolidated Financial Statements.

            See Index to Consolidated Financial Statements and Schedule which follows.

  b.    Reports on Form 8-K and 8-K/A
        1. On May 28, 1996, the Company filed a current report on Form 8-K as of May 15, 1996 to report the purchase of SOREP Technology Corporation in Houston, Texas.

        2. On July 22, 1996, the Company filed a Form 8-K/A as an amendment to the Form 8-K dated May 15, 1996 to include financial statements SOREP and pro forma financial information as required by Form 8-K.

  c.    Exhibits

  d.    Financial Statement Schedule.

             See Index to Consolidated Financial Statements and Schedule which follows.

  e.    Exhibits.



Exhibit
Number              Description                                         Page
- -------             -----------                                         ----

3.1 Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company's Quarterly
          Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.

3.2 By-Laws, as amended, previously filed as Exhibit 3.2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended
          October 1, 1995 and incorporated herein by reference.

10.       First Amendment and Restatement to the LaBarge Employees Savings
          Plan executed on May 3, 1990 and First Amendment to the First
          Amendment and Restatement of the LaBarge, Inc. Employees Savings
          Plan executed on June 5, 1990, previously filed as Exhibits (i) and (ii), respectively, to the LaBarge, Inc. Employees Savings
          Plan's Annual Report on Form 11-K for the year ended December 31,
          1990 and incorporated herein by reference.


                                                                           Page
                                                                           ----
10.1(a) Second Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on November 30,
          1993.  Previously filed with the Securities and Exchange
          Commission on the Company's Current Report on Form S-3 on July
          23, 1996 and is incorporated herein by reference.

10.1(b) Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994. Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.1(c) Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995. Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.2 LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.2(a) First Amendment to the LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.3 LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's Current Report on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.3(a) First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's Current Report on the Company's Current Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.4 Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission on the Company's Current Report on the Company's Current Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.5 Asset Purchase Agreement dated May 15, 1996 among registrant, SOREP Technology Corporation and its shareholders, previously filed as Exhibit 10.i to the Company's Current Report on Form 8-K filed with the Commission on May 28, 1996 and incorporated herein by reference.

                                                                           Page
                                                                           ----


10.6 Loan Agreement dated June 25, 1996 among The Boatmen's National Bank of St. Louis, registrant, LaBarge Wireless, Inc. and LaBarge/STC, Inc. Previously filed with the Securities and Exchange Commission on the Company's Current Report on the Company's Current Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.7      LaBarge, Inc. 1995 Incentive Stock Option Plan

10.8 Operating Agreement for LaBarge Clayco Wireless L.L.C., a fifty-fifty joint venture between LaBarge Wireless, Inc. a wholly-owned subsidiary of LaBarge, Inc. and Clayco Construction Company.

27        Article 5 Financial Data Schedule.                                 42

24(a)     Independent Auditors' Consent.                                     12



Schedule
Number                           Description                               Page
- --------                         -----------                               ----

VIII                Valuation and Qualifying Accounts.                     40-41


 All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

                        INDEPENDENT AUDITORS' CONSENT




The Board of Directors
LaBarge, Inc.:


We consent to incorporation by reference in the Registration Statement No. 33-31330 on Form S-8 of LaBarge, Inc. of our report dated August 13, 1996, relating to the consolidated balance sheets of LaBarge, Inc. and subsidiaries as of June 30, 1996 and July 2, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows and related schedule for each of the years in the three-year period ended June 30, 1996, which report appears in the June 30, 1996 Annual Report on Form 10-K of LaBarge, Inc.



                             s/KPMG Peat Marwick LLP/s
                             -------------------------




St. Louis, Missouri
September 18, 1996

                                 SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   September 18, 1996
         ------------------









                                        LaBarge, Inc.


                                        By  s/William J. Maender/s
                                           --------------------------
                                           William J. Maender
                                           Vice President - Finance
                                           (Chief Financial and
                                            Accounting Officer)

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and William J. Maender and each of them, and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this Report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                             Title                        Date
     ---------                             -----                        ----

 s/Pierre L. LaBarge, Jr./s        Chairman Emeritus and              8/13/96
- ----------------------------       Director
Pierre L. LaBarge, Jr.


 s/Craig E. LaBarge/s              President (Chief Executive         8/13/96
- ----------------------------       Officer) and Director
Craig E. LaBarge


 s/J. C. Kuhn, Jr./s               Executive Vice President           8/13/96
- ----------------------------       (Chief Operating Officer) and
J. C. Kuhn, Jr.                    Director


 s/William J. Maender/s            Vice President Finance (Chief      8/13/96
- ----------------------------       Financial and Accounting
William J. Maender                 Officer) and Secretary


 s/Gus G. Casten/s                 Director                           8/13/96
- ----------------------------
Gus G. Casten

 s/Richard P. Conerly/s            Director                           8/13/96
- ----------------------------
Richard P. Conerly

 s/R. Hal Dean/s                   Director                           8/13/96
- ----------------------------
R. Hal Dean

 s/Edward J. Nestor, Jr./s         Director                           8/13/96
- ----------------------------
Edward J. Nestor, Jr.

 s/James P. Shanahan, Jr./s        Director                           8/13/96
- ----------------------------
James P. Shanahan, Jr.

LABARGE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES



                                                                                                 PAGE NUMBER
         Consolidated Financial Statements
         ---------------------------------

Independent Auditors' Report                                                                          17

Consolidated Statements of Operations,
     Years Ended June 30, 1996
     July 2, 1995 and July 3, 1994                                                                    18

Consolidated Balance Sheets, June 30, 1996
     and July 2, 1995                                                                                 19

Consolidated Statements of Cash Flows,
     Years Ended June 30, 1996
     July 2, 1995 and July 3, 1994                                                                    20

Consolidated Statements of Stockholders' Equity,
     Years Ended June 30, 1996
     July 2, 1995 and July 3, 1994                                                                    21

Notes to Consolidated Financial Statements,
     Years Ended June 30, 1996
     July 2, 1995 and July 3, 1994                                                                    22-35

Management's Discussion and Analysis of
     Financial Condition and
     Results of Operations                                                                            36-39


                                                                                                      Form
           SCHEDULE                                                                                   10-K
           --------                                                                                   ----
VIII - Valuation and Qualifying Accounts                                                            40-41


All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

LaBarge, Inc.
SELECTED FINANCIAL DATA
(dollars in thousands except per share data)

                                                                                       YEAR ENDED
                                                       ---------------------------------------------------------------------------
                                                            JUNE 30,        July 2,         July 3,        June 27,    June 28,
                                                             1996             1995            1994          1993         1992
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $  75,060      $  61,646       $  73,143       $  81,582    $ 77,690
Earnings from operations                                       4,980          2,436           4,082           4,187       5,574
Earnings from continuing operations
  before extraordinary items and cumulative
   effect of accounting change                                 3,540          1,321           2,356           1,915       2,592
Loss from discontinued operations                               -              -               -               -           (715)
Extraordinary items                                             -              -               -               -         (1,077)
Cumulative effect of accounting change                          -              -               -               -          2,335
Net earnings                                               $   3,540      $   1,321       $   2,356       $   1,915    $  3,133
Earnings (loss) per common share:
  Continuing operations before extraordinary
    items and cumulative effect of
    accounting change                                          $ .23          $ .09           $ .16           $ .13    $    .10
  Discontinued operations                                       -              -               -               -           (.05)
  Extraordinary items                                           -              -               -               -           (.08)
  Cumulative effect of accounting change                        -              -               -               -            .17
- ----------------------------------------------------------------------------------------------------------------------------------

Net earnings per common share                                  $ .23          $ .09           $ .16           $ .13    $    .14
- ----------------------------------------------------------------------------------------------------------------------------------

Total assets                                               $  41,550      $  31,608       $  44,477       $  43,362    $ 46,027
Long-term obligations                                         10,419          6,467          15,143          18,073      20,449
Convertible preferred stock                                     -             -                 -               -         1,387
Dividends declared and accreted on preferred stock              -             -                 -               -         1,231
- ----------------------------------------------------------------------------------------------------------------------------------


      Certain events occurring during the above reporting periods involving acquisitions, divestiture, joint venture, refinancings, discontinued operations and extraordinary items affect the comparability of financial data presented on a year-to-year basis.

      STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 30, 1996, there were approximately 4,000 holders of record of LaBarge, Inc.'s Common Stock. No cash dividends have been paid during the aforementioned periods. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 1996 and 1995, as reported by the American Stock Exchange.

       1995-96                                       HIGH            LOW
       July-September                             4     7/16        2     3/8
       October-December                           3    15/16        2     5/8
       January-March                              5                 3     1/4
       April-June                                10      3/4        4     1/2


       1994-95                                      HIGH              LOW
       July-September                             1      7/8        1    1/16
       October-December                           1      3/4        1    3/16
       January-March                              1      1/2        1    3/16
       April-June                                 3                 1     1/4

                         INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
LaBarge, Inc.:

We have audited the consolidated financial statements of LaBarge, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 30, 1996 and July 2, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




s/KPMG Peat Marwick LLP/s
- -------------------------

 St. Louis, Missouri
 August 13, 1996

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in thousands except per share data)



                                                                                       YEAR ENDED
                                                         -------------------------------------------------------------------
                                                               JUNE 30,               July 2,              July 3,
                                                                 1996                  1995                 1994
- ----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                    $     75,060         $    61,646          $   73,143
- ----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of sales                                                   61,103              51,391              60,798
   Selling and administrative expenses                              8,977               7,819               8,263
- ----------------------------------------------------------------------------------------------------------------------------


                                                                   70,080              59,210              69,061
- ----------------------------------------------------------------------------------------------------------------------------


EARNINGS FROM OPERATIONS                                            4,980               2,436               4,082
- ----------------------------------------------------------------------------------------------------------------------------

   Interest expense                                                 1,355               1,725               2,117
   Equity in loss of joint venture                                     93                 -                   -
   Other income, net                                                  239                 291                 138
- ----------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                        3,771               1,002               2,103
INCOME TAX EXPENSE (BENEFIT)                                          231                (319)               (253)
- ----------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                 $      3,540         $     1,321          $    2,356
============================================================================================================================

NET EARNINGS PER COMMON SHARE                                       $ .23               $ .09               $ .16
============================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                  15,314              15,223              15,135
============================================================================================================================


See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)




                                                                                  JUNE 30,             July 2,
                                                                                   1996                  1995
- -------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $           935            $       143
  Accounts and notes receivable, net                                               13,455                  9,017
  Inventories                                                                      17,577                 14,133
  Prepaid expenses                                                                    286                    293
  Deferred tax assets, net                                                          1,013                    758
- -------------------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                           33,266                 24,344
- -------------------------------------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT, NET                                                  3,194                  2,676
DEFERRED TAX ASSETS, NET                                                            2,237                  2,492
INVESTMENT IN JOINT VENTURE                                                           157                    -
OTHER ASSETS, NET                                                                   2,696                  2,096
- -------------------------------------------------------------------------------------------------------------------------


                                                                          $        41,550            $    31,608
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                   $           400            $     2,500
  Current maturities of long-term debt                                                633                  1,670
  Trade accounts payable                                                            7,614                  5,013
  Accrued employee compensation                                                     3,302                  1,398
  Other accrued liabilities                                                         1,427                    994
  Current liabilities from discontinued operations                                    -                      269
- -------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                      13,376                 11,844
- -------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS:
  Long-term debt                                                                   10,419                  6,467
- -------------------------------------------------------------------------------------------------------------------------

                                                                                   10,419                  6,467
- -------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000
    shares; issued 15,601,891 shares at June 30, 1996
    and 15,227,316 shares at July 2, 1995                                             156                    152
  Additional paid-in capital                                                       13,527                 12,554
  Retained earnings                                                                 4,073                    600
  Less stock in treasury, at cost, 187 shares at June 30,
   1996 and 5,391 shares at July 2, 1995                                               (1)                    (9)
- -------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                     17,755                 13,297
- -------------------------------------------------------------------------------------------------------------------------

                                                                          $        41,550            $    31,608
=========================================================================================================================

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                      YEAR ENDED
                                                                 ------------------------------------------------------------------
                                                                         JUNE 30,           July 2,              July 3,
                                                                          1996               1995                  1994
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                        $     3,540         $    1,321             $   2,356
  Adjustments to reconcile net earnings to net cash
   provided (used) by operating activities:
      Undistributed loss in equity of joint venture                            93                -                     -
      Depreciation and amortization                                           864                922                 1,054
      Accretion of discount on long-term assets
        from business divestitures                                            (21)               (30)                  (35)
      Accretion of discount on note
        from discontinued operations                                            6                 38                    48
      Gain from sale of operating facility in Flippin, Arkansas               -                 (154)                  -
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                 (3,955)             2,118                   185
        Inventories                                                        (2,701)            (1,040)               (1,356)
        Prepaid expenses                                                       20                (89)                 (202)
        Deferred taxes                                                        -                 (378)                 (401)
        Trade accounts payable                                              2,514             (2,167)                2,580
        Accrued liabilities                                                 1,754               (614)                  391
        Current liabilities from discontinued operations, net                (275)              (125)                  (75)
- -----------------------------------------------------------------------------------------------------------------------------------


        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1,839               (198)                4,545
- -----------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (1,102)              (648)                 (321)
  Additions to other assets of continuing operations                         (496)              (118)                 (204)
  Acquisition of SOREP Technology (net of cash acquired)                   (1,802)               -                     -
  Sale of operating facility in Flippin, Arkansas                             -                9,890                   -
  Collection of note receivable                                               621                -                     -
- -----------------------------------------------------------------------------------------------------------------------------------


        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (2,779)             9,124                  (525)
- -----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                6,900                -                     -
  Repayments of long-term debt                                             (3,986)            (8,631)               (3,340)
  Exercise of stock warrants and options                                      910                101                    56
  Sale (purchase) of common stock to treasury                                   8                (93)                  -
  Net change in short-term borrowings                                      (2,100)              (300)                 (900)
- -----------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    1,732             (8,923)               (4,184)
- -----------------------------------------------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          792                  3                  (164)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              143                140                   304
- -----------------------------------------------------------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       935         $      143             $     140
===================================================================================================================================



See accompanying notes to consolidated financial statements.

LaBarge,  Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands except share data)






                                                 COMMON STOCK             ADDITIONAL       RETAINED        TREASURY STOCK
                                                --------------              PAID-IN        EARNINGS        --------------
                                             SHARES       PAR VALUE         CAPITAL        (DEFICIT)     SHARES       COST
===============================================================================================================================
BALANCE AT JUNE 27, 1993                    15,102,917       $   151       $   12,438      $   (3,033)      -        $    -

Net earnings                                     -             -               -                2,356       -             -
Exercise of stock options                       24,000         -                   16           -           -             -
Exercise of warrants                            39,960         -                   40           -           -             -
- ------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 3, 1994                     15,166,877       $   151       $   12,494      $     (677)      -        $    -

Net earnings                                     -             -                -               1,321       -
Exercise of warrants                            60,439             1               60           -           -             -
Purchase of common to treasury                   -             -                -               -         (63,391)      (93)
Exercise of stock options                        -             -                -                 (44)     58,000        84
- ------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 2, 1995                     15,227,316       $   152       $   12,554      $      600      (5,391)   $   (9)

Net earnings                                     -             -                -               3,540       -             -
Exercise of warrants                           300,000             3              897           -           -             -
Purchase of common to treasury                   -             -                -               -         (24,221)      (88)
Exercise of stock options                       74,575             1               76             (67)     29,425        96
- ------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1996                     15,601,891      $   156       $   13,527      $    4,073        (187)   $   (1)
==============================================================================================================================

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1996, July 2, 1995 and July 3, 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS
LaBarge, Inc. and subsidiaries (the "Company") are engaged in the design and manufacture of electronic assemblies for the following markets:
telecommunications, geophysical, medical, aerospace and defense.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries. The investment in a fifty-percent owned joint venture is accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated.

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal years 1996 and 1995 consisted of 52 weeks compared to 53 weeks for fiscal 1994.

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

INVENTORIES
The Company procures materials and manufactures products to customer requirements.

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

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement. The program is unfunded; however, the Company purchases Company-owned life insurance contracts through which the Company will recover its entire cost upon the death of the employee.

EARNINGS PER COMMON SHARE
Earnings per common share is computed as net earnings divided by the weighted average number of common shares outstanding during the year. The potential dilution from the exercise of stock options is not considered material.

RECLASSIFICATIONS OF PRIOR YEAR AMOUNTS
Certain prior year amounts have been reclassified to conform with the current year's presentation.

NEW ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective on January 1, 1996. The adoption of SFAS No. 121 does not have a material impact on the Company's consolidated financial statements or results of operations.

Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value methods in SFAS No. 123. The Company will continue to apply the principles of APB No. 25 and provide pro forma fair value disclosures although the effect is not considered material to the Company's financial position or results of operations.

2.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES
Acquisitions
On May 15, 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., acquired the assets for cash of approximately $2.7 million and assumed approximately $.4 million of liabilities of SOREP Technology Corporation. The total acquisition cost exceeded the estimated fair value of the net assets acquired by $.4 million. Such amount is recorded as goodwill and will be amortized on a straight-line basis over a 10-year period. The combination was accounted for by the purchase method. The results of operations of LaBarge/STC, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition.

Pro forma unaudited consolidated results of operations for fiscal 1996 and 1995, as if the acquisition had been completed at the beginning of each period, follow:


(dollars in thousands except per share data)

                                                       YEAR ENDED
                                                ------------------------
                                                JUNE 30,        July 2,
                                                  1996            1995
- ------------------------------------------------------------------------

Net sales                                        $81,699        $64,369
- ------------------------------------------------------------------------

Net earnings from operations                       6,680          2,445
- ------------------------------------------------------------------------

Net earnings                                       4,941          1,210
- ------------------------------------------------------------------------

Net earnings per common share                    $   .32        $   .08
========================================================================

The pro forma data has been adjusted, net of income taxes, to reflect interest expense and the amortization of goodwill. Such pro forma adjustments are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisition been effective at the beginning of each year presented.

Joint Venture
On May 7, 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless Inc., entered into a fifty-fifty joint venture -- LaBarge Clayco Wireless L.L.C. The results of operations and investment in this joint venture will be reported using the equity method of accounting.

Divestiture
On December 2, 1994, the Company divested its operation in Flippin, Arkansas. The business was sold for $10.5 million in cash and $2.9 million in assumed liabilities. $1.6 million of the proceeds plus $3.4 million in 12% Subordinated Notes, due in May 1998, were used to redeem $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt. Sales of the Flippin operation were $7.3 million in fiscal 1995 to the date of divestiture and $19 million in fiscal 1994. The comparability of the results of operations for fiscal years 1996, 1995 and 1994 are affected by this divestiture.


3.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)


                                                    JUNE 30,  July 2,
                                                      1996      1995
- ------------------------------------------------------------------------

 Billed shipments, net of progress
  payments                                          $12,860   $6,668
 Unbilled costs and accrued profits,
  net of progress payments                                -      901
- ------------------------------------------------------------------------
 Trade receivables -- gross                          12,860    7,569
 Less allowance for doubtful accounts                   187      168
- ------------------------------------------------------------------------
 Trade receivables -- net                            12,673    7,401
 Current portion of notes receivable                    600    1,168
 Other current receivables                              182      448
- ------------------------------------------------------------------------
                                                    $13,455   $9,017
========================================================================

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

Notes receivable consist of a note from a former officer of the Company totaling $.6 million. At July 2, 1995, also included was a note from a prior divestiture of $.22 million and a note from a customer for $.35 million. Both were paid in fiscal 1996.

Other current receivables include funds on deposit in escrow and amounts due from employees for travel advances and other miscellaneous sources.

4.  INVENTORIES


Inventories consist of the following:
(dollars in thousands)

                                                    JUNE 30,  July 2,
                                                     1996      1995
- ------------------------------------------------------------------------
 Raw materials                                      $14,042  $ 8,609
 Work in process                                      4,779    6,181
- ------------------------------------------------------------------------
                                                     18,821   14,790

 Less progress payments                               1,244      657
- ------------------------------------------------------------------------
                                                    $17,577  $14,133
========================================================================

In accordance with contractual agreements, the government has a security interest in the inventories identified with related contracts for which progress payments have been received.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)                                  Estimated
                                   JUNE 30,  July 2,  useful life
                                       1996     1995     in years
- ------------------------------------------------------------------------

Land                                $    36  $    36         -
Building and improvements             1,869    1,845         5-33
Leasehold improvements                1,566    1,314         2-10
Machinery and equipment               7,211    6,227         2-20
Furniture and fixtures                1,721    1,475         3-10
Construction in progress                  3        -         -
- ------------------------------------------------------------------------
                                     12,406   10,897
Less accumulated depreciation
 and amortization                     9,212    8,221
- ------------------------------------------------------------------------
                                    $ 3,194  $ 2,676
========================================================================

Property, plant and equipment, depreciation and amortization expenses were $.695 million and $.739 million, for the fiscal years ended June 30, 1996 and July 2, 1995, respectively.

6.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)
                                                        JUNE 30,  July 2,
                                                           1996     1995
- ------------------------------------------------------------------------
 SHORT-TERM BORROWINGS:
  Revolving credit agreement:
   Balance at period end                                $   400   $2,500
   Interest rate at period end                             8.25%    10.5%
   Average amount of short-term borrowings
     outstanding during period                          $ 5,823   $2,472
   Average interest rate for period                       10.07%    9.70%
   Maximum short-term borrowings
     at any month-end                                   $ 9,800   $5,000
========================================================================

     Total short-term borrowings                        $   400   $2,500
========================================================================
 LONG-TERM DEBT:
  Senior lender:
   Revolving credit agreement                           $ 4,500   $2,500
   Term loan                                              3,000      805
  Chemical Bank term loan                                     -    1,071
  12% Subordinated Notes                                  3,386    3,386
  Industrial revenue bond due
   semiannually through 2001, interest at 5%                134      180
  Other                                                      32      195
- ------------------------------------------------------------------------
                                                         11,052    8,137
  Less current maturities                                   633    1,670
- ------------------------------------------------------------------------

   Total long-term debt, less current maturities        $10,419   $6,467
========================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in 1996, 1995 and 1994 were $1.4 million, $1.8 million and $2.1 million, respectively.

SENIOR LENDER
On June 25, 1996 the Company entered into a three-year, $20 million secured senior lending agreement with Boatmen's National Bank of St. Louis, replacing the $18 million secured lending agreement with Sanwa Business Credit Corporation which was to expire on July 1, 1996. The new facility consists of a $3 million term loan with equal quarterly amortization beginning October 1, 1996 of $.15 million and a $17 million revolving credit agreement based on a borrowing base formula against receivables and inventories. The entire facility bears interest at the prevailing prime rate, or at the Company's option, 250 basis points over LIBOR. Through various performance criterion, this rate can be lowered to 25 basis points below prime, or at the Company's option, 175 basis points over LIBOR. The Company must meet various covenants on a quarterly basis throughout the agreement, all of which have been met as of June 30, 1996. Availability under the revolver at June 30, 1996 was approximately $15.5 million of which the Company borrowed $4.9 million. Under the terms of the agreement, the

Company pays a .375% fee on committed but unused funds.

A portion of the proceeds of this loan were used to repay the remaining debt owed to Chemical Bank.

In addition to the senior lending agreement, the Company has outstanding $3.4 million of 12% Subordinated Notes due in May 1998. These notes require monthly payments of interest.

The aggregate maturities of long-term obligations, excluding the revolving credit agreement which expires July 1, 1999, are as follows:


     (dollars in thousands)
     FISCAL YEAR
     ---------------------------------------------------
     1997 ....................................    $  633
     1998 ....................................     4,018
     1999 ....................................       633
     2000 ....................................     1,233
     2001 and thereafter .....................        35
     ---------------------------------------------------

7.  OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2002. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

At June 30, 1996, the future minimum lease payments under operating leases for continuing operations with initial noncancellable terms in excess of one year are as follows:

     (dollars in thousands)
     FISCAL YEAR
     ---------------------------------------------------
     1997  ....................................  $1,148
     1998  ....................................     866
     1999  ....................................     668
     2000  ....................................     266
     2001  ....................................     244
     ---------------------------------------------------

Rental expense under operating leases is as follows:
     (dollars in thousands)

                                            YEAR ENDED
                                    --------------------------
                                    JUNE 30,  July 2,  July 3,
                                        1996     1995     1994
- --------------------------------------------------------------
Initial term of more than one year    $  860   $  933   $  999
Short-term rentals                       390      300      419
- --------------------------------------------------------------
                                      $1,250   $1,233   $1,418
==============================================================

8.  EMPLOYEE BENEFIT PLANS

The Company has a contributory profit-sharing plan which qualifies under
Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 1996, 1995 and 1994, Company matching contributions were $.141 million, $.136 million and $.172 million, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for the years ended June 30, 1996, July 2, 1995 and July 3, 1994.

In 1992, the Company started a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, could not take full advantage of the contributory profit-sharing plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan for 1996 are $.06 million for the guaranteed return and $-0- for the expense of the Company-owned life insurance. The cash surrender value of the Company-owned life insurance is in other assets. The liability for the deferred compensation is in accrued employee compensation.


9.  OTHER INCOME, NET

The components of other income, net are as follows:
     (dollars in thousands)

                                                  YEAR ENDED
                                          --------------------------
                                          JUNE 30,  July 2,  July 3,
                                              1996     1995     1994
- --------------------------------------------------------------------
Interest income                              $ 152    $ 131    $ 126
Gain on disposal of
 operating facility in Flippin, Arkansas         -      154        -
Other, net                                      87        6       12
- --------------------------------------------------------------------
                                             $ 239    $ 291    $ 138
====================================================================

10.  INCOME TAXES

Income tax expense (benefit) attributable to earnings from continuing operations consists of:
(dollars in thousands)

                                 CURRENT        DEFERRED        TOTAL
                                 -------        --------        -----
YEAR ENDED JUNE 30, 1996:
   U.S. FEDERAL                  $ 72           $   -           $  72
   STATE AND LOCAL                159               -             159
                                 ----           -----           -----
                                 $231           $   -           $ 231
                                 ====           =====           =====

YEAR ENDED JULY 2, 1995:
   U.S. Federal                  $ 19           $(321)          $(302)
   State and Local                 40             (57)            (16)
                                 ----           -----           -----
                                 $ 59           $(378)          $(318)
                                 ====           =====           =====

YEAR ENDED JULY 3, 1994:
   U.S. Federal                  $ 46           $(341)          $(295)
   State and Local                102             (60)             42
                                 ----           -----           -----
                                 $148           $(401)          $(253)
                                 ====           =====           =====



Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

(dollars in thousands)
                                              JUNE 30,  July 2,  July 3,
                                                 1996     1995     1994
- -------------------------------------------------------------------------
 Computed "expected" tax expense              $ 1,282    $ 341   $  715
 Increase (reduction) in income taxes
  resulting from:
   Change in valuation allowance               (1,163)    (672)  (1,039)
   State and local tax                            110       26       67
   Other                                            2      (13)       4
- -------------------------------------------------------------------------
                                              $   231    $(318)  $ (253)
=========================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(dollars in thousands)
                                                        JUNE 30,  July 2,
                                                           1996     1995
- ---------------------------------------------------------------------------
Deferred tax assets:
 Accounts receivable due to allowance
  for doubtful accounts                                 $   71   $  140
 Inventories due to additional costs inventoried
  for tax purposes pursuant to the Tax Reform
  Act of 1986 and inventory reserves                       273      215
 Accrued liability, settlement of lawsuit
  with a note payable                                        -      102
 Deferred compensation                                     236      194
 Accrued vacation                                          217      119
 Accrued health insurance                                   95       67
 Accrued workers' compensation                              61       61
 Net operating loss carryforwards                        5,665    6,945
 Tax credit carryforwards                                  511      472
- ---------------------------------------------------------------------------
    TOTAL GROSS DEFERRED TAX ASSETS                      7,129    8,315
    LESS VALUATION ALLOWANCE                             3,616    4,779
- ---------------------------------------------------------------------------

    NET DEFERRED TAX ASSETS                             $3,513   $3,536
- ---------------------------------------------------------------------------
Deferred tax liabilities:
 Property, plant and equipment, principally
  due to differences in depreciation and
  capitalized interest                                  $ (182)  $ (225)
 Software amortization                                     (81)     (61)
- ---------------------------------------------------------------------------

    TOTAL GROSS DEFERRED TAX LIABILITIES                $ (263)  $ (286)
- ---------------------------------------------------------------------------

    NET DEFERRED TAX ASSETS                             $3,250   $3,250
===========================================================================

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflects management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended June 30, 1996 and July 2, 1995 were decreases of $1.2 million and $.67 million, respectively.

At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $16.6 million which are available to offset future federal taxable income through 2003. The Company also has investment tax credit carryforwards for federal income tax purposes of approximately $.2 million which are available to reduce future federal income taxes through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $.3 million which are available to reduce future regular federal income taxes over an indefinite period.

Total cash payments for income taxes in all years presented were not material.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the Secured Senior Lending Agreement are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently and accrue interest at rates which generally fluctuate with interest rate trends.

At June 30, 1996, the 12% Subordinated Notes for which the carrying value is $3.4 million has an approximate fair value of $3.5 million and is computed based on the present value of expected cash flows discounted at rates currently available to the Company for long-term debt with similar terms and remaining maturities.


12.  INDUSTRY SEGMENT INFORMATION

The Company is engaged in the design, engineering, manufacturing and sale of electronic systems and devices and complex cables and wiring harnesses for the telecommunications, geophysical, medical, aerospace and defense markets.

Customers accounting for more than 10% of net sales for the years ended June 30, 1996, July 2, 1995 and July 3, 1994 follow:


       Customer                         1996   1995   1994
       ------------------------------------------------------
       Lockheed Martin ..............    26%    34%    33%
       Northern Telecom .............    25%     1%     -
       General Electric .............     5%    12%    18%
       ------------------------------------------------------

Sales for export did not exceed 10% of sales in any fiscal year.


13.  LITIGATION AND CONTINGENCIES

The Company is involved in litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of the litigation will not have a material adverse effect on the operating results or financial position of the Company.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands except per share data)


1996                             FIRST   SECOND    THIRD    FOURTH
- -----------------------------------------------------------------------

Net sales                      $13,361  $14,910  $21,424  $25,365
Gross profit                     2,039    2,427    4,041    5,450
Earnings from operations
 before income taxes                92      441    1,303    1,935
Income tax expense                   5       27       86      113

Net earnings                   $    87  $   414  $ 1,217  $ 1,822

Net earnings per common share  $   .01  $   .03  $   .08  $   .12
=======================================================================

1995                             First   Second    Third    Fourth
- -----------------------------------------------------------------------

Net sales                      $17,111  $16,206  $14,770  $13,559
Gross profit                     2,772    2,883    2,463    2,137
Earnings from operations
 before income taxes               188      494      275       45
Income tax expense (benefit)        11       29       16     (375)

Net earnings                   $   177  $   465  $   259  $   420

Net earnings per common share  $   .01  $   .03  $   .02  $   .03
=======================================================================

Due to the divestiture of the Company's Flippin, Arkansas operation on December 2, 1994 and the acquisition of SOREP Technology Corp. in the fourth quarter of fiscal 1996, the comparability of quarterly data is impacted. Sales from the Company's former Flippin, Arkansas operation were $4.7 million in the first quarter and $2.6 million in the second quarter of fiscal 1995.

The significant increase in sales and profits in the third and fourth quarters of 1996 is largely due to sales to the telecommunication market.


15.  STOCK OPTION PLANS

The Company has three incentive stock option plans for key management personnel. Under the 1987 Plan, the Company was authorized to grant options for up to 200,000 shares of common stock. The 1993 Plan authorized 300,000
shares to be granted.   The 1995 Plan authorized 400,000 shares to be granted.
Under all plans, the term of the granted option is ten years and the vesting period is two years.

        The following tables show the status of each plan as of the beginning of the year, the activity throughout fiscal 1996 and the balances at June 30, 1996:

        THE 1987 PLAN
        -------------
                                                         Range of  Weighted
                              # of Shares                Exercise  Average
                                  Granted  Unexercised     Prices  Price        Exercisable
- -------------------------------------------------------------------------------------------
AS OF JULY 2, 1995                200,000      65,000       $1.24  $ 1.24      65,000
                                        -      39,000         .66     .66      39,000
                                        -       3,000        1.13    1.13       3,000
- -------------------------------------------------------------------------------------------
                                        -     107,000       $   -  $ 1.01     107,000
ACTIVITY DURING FISCAL 1996:
GRANTED                                 -           -           -       -           -
FORFEITED                               -           -           -       -           -
EXERCISED                               -     (27,000)  $.66-1.13  $  .71     (27,000)
- -------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996          200,000      80,000   $.66-1.24  $ 1.13      80,000
===========================================================================================

        Under this plan, 93,000 shares previously granted were exercised prior to fiscal 1996.

        THE 1993 PLAN
        -------------
                                                          Range of  Weighted
                              # of Shares                 Exercise   Average               Average
                                  Granted  Unexercised      Prices     Price  Exercisable    Price
- ---------------------------------------------------------------------------------------------------
AS OF JULY 2, 1995                212,000      97,000   $     1.13     $1.13         -         -
                                        -     115,000    1.31-1.44      1.38         -         -
- --------------------------------------------------------------------------------------------------
                                        -     212,000   $        -     $ .63         -         -

ACTIVITY DURING FISCAL 1996:
GRANTED                            50,000      50,000   $3.98-4.38     $4.18         -         -
- --------------------------------------------------------------------------------------------------
                                   50,000      50,000   $3.98-4.38     $4.18         -         -
FORFEITED                               -           -            -         -         -         -
EXERCISED                               -     (77,000)  $     1.13     $1.13   (77,000)        -
PRIOR GRANTS VESTING                    -           -         1.13         -    97,000     $1.13
- --------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996          262,000     185,000   $1.13-4.38    $ 2.30    20,000     $1.13
==================================================================================================
SHARES AVAILABLE
 UNDER 1993 Plan                   38,000
                                  =======

As of June 30, 1996, no options had been granted under the 1995 Plan.

All stock options are granted at fair market value of the common stock at the grant date. The weighted average fair value of the stock options granted in fiscal 1996 was $4.18 per share.

The Company accounts for the plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards.

During 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued and requires companies to disclose the estimated fair value compensation expense related to stock-based plans. The Company has calculated the fair market value of stock options granted in 1996 to be $1.48 per share. The Company used the Black-Scholes option pricing model with the following weighted average assumptions:
Risk-free interest rate of 6.5%;

expected dividend yield of 0%; expected life of four years and volatility of 60%.

Based on this calculation, the Company's pro forma net income and earnings per share for 1996 would have been $3.4 million and $.22 per share, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


16.  WARRANTS

On May 28, 1996, warrants for 300,000 shares of common stock were exercised at $3 per share by the Company's former lender. These warrants were issued in 1992 as part of a refinancing. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register these shares for sale by the holder thereof.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
Statements contained herein which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.
Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; failure of the U.S. Food and Drug Administration to give final clearance to the Laser Lancet(TM) developed for Venisect, Inc.; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; and the availability, amount, type and cost of financing for the Company and any changes to that financing.

Fiscal 1996 was an exciting year for the Company. Much was accomplished during the year. Some of the more significant events are summarized below:

On May 7, 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless Inc., entered into a fifty-fifty joint venture with Clayco Construction Company of St. Louis, Missouri. The new company, LaBarge Clayco Wireless L.L.C., provides engineering, project management, construction, equipment installation and testing services for the rapidly growing wireless telecommunications industry. LaBarge Clayco Wireless complements LaBarge's efforts in the design production and sale of equipment for this segment of the telecommunications market.

On May 15, 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., purchased the assets for approximately $2.7 million and assumed $.4 million of liabilities of SOREP Technology Corporation in Houston, Texas. LaBarge/STC, Inc. is engaged in the manufacture of custom hybrid circuits and high-temperature electronic assemblies used in oil and gas exploration, drilling and production. The acquisition furthers the Company's efforts to expand its geophysical business. In its most recent fiscal year, sales were approximately $6 million and operating profits were approximately 15%.

On June 25, 1996, the Company entered into a three-year, $20 million secured senior lending agreement with Boatmen's National Bank of St. Louis. The new facility consists of a $3 million term loan and a $17 million revolving credit facility based on a borrowing formula against receivables and inventories. Both loans bear interest at the prevailing prime rate or below. Availability under the revolver was $15.5 million on June 30, 1996 of which the Company had borrowed $4.9 million. This loan should provide sufficient borrowing capacity to meet the Company's anticipated needs.

The Company has designed and developed the Laser Lancet(TM), a small medical laser, for Venisect, Inc. under a technology licensing agreement from Venisect. The Company and Venisect are awaiting FDA clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. While there can be no assurance, both companies remain confident that clearance will be received. Upon FDA clearance the Company will manufacture the Laser Lancet(TM) for distribution by Venisect.

During the year, the Company continued to develop new commercial customers. The Company is focusing its resources on the telecommunications, geophysical, medical and aerospace markets. For the year, sales to commercial customers totaled approximately 54% of the Company's total sales versus 46% to defense customers. This compares to a commercial sales of 42% in fiscal 1995 and 41% in fiscal 1994. In the fourth quarter, however, commercial sales amounted to 61% of the total, an indication of how significantly the mix of business has changed.

Backlog at June 30, 1996, was approximately $62.2 million of which 62% was for defense products and 38% was for commercial products. Of the backlog, $9.1 million is not due to ship for more than one year. This backlog provides a solid base for future years.

On December 2, 1994 (fiscal 1995), the Company sold its operation in Flippin, Arkansas for $10.5 in cash and $2.9 million in assumed liabilities. The
proceeds were used to  reduce debt.   $7.3 million in sales of the Flippin
operation were included in total Company sales in fiscal 1995. Flippin sales in fiscal 1994 were $19 million. This affects the comparability of certain values year to year.

RESULTS OF OPERATIONS -- 1996 - 1995 - 1994
Net sales for fiscal year 1996 were $75.1 million, up 22% from the $61.6 million in fiscal 1995 and compared to $73.1 million in fiscal 1994. Excluding the former Flippin, Arkansas operation, sales were in 1996 up 39% over sales of approximately $54 million in both 1995 and 1994.

The sales increase in 1996 can be attributed primarily to growth in the telecommunications market, and to a lesser extent, the geophysical market. Management expects to see continued growth in both of these markets in fiscal 1997.

Sales to the defense industry were approximately $37 million in fiscal 1996, $35 million in 1995 and $43 million in 1994.

Gross margin increased in 1996 due to the higher volume of sales in relation to fixed costs. Gross margin in 1996 was 18.6% compared to 16.6% in 1995 and 16.9% in 1994.

Selling and administrative expenses were $9.0 million in 1996 versus $7.8 million in 1995 and $8.3 million in 1994. The increase in cost in 1996 occurred in the second half of the year and is attributable to the increased efforts by the Company to expand its commercial business base.

Interest expense in 1996 is down compared to prior years due to the lower debt level throughout the period. In fiscal 1996 interest expense was $1.4 million versus $1.8 million in fiscal 1995 and $2.1 million in 1994. Interest costs are expected to decline again in fiscal 1997, barring any significant rate increases during the year.

The amount shown as "Equity in loss of joint venture" $.1 million represents the Company's 50% portion of the loss sustained by LaBarge Clayco Wireless L.L.C. during its initial period of operation from May 7, 1996 through June 30, 1996. The results of operation of the joint venture are being reported using the equity method of accounting.

Other income, net includes interest income from notes receivable and miscellaneous short term and overnight investments. In addition, other items of income or expense not classified elsewhere, or minor in amount, are included in this heading. For fiscal 1996, the amount was $.2 million compared to $.3 million in 1995 and $.1 million in 1994.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, resulted in $3.2 million of deferred tax assets, net of the related valuation allowance as of June 30, 1996. Net deferred tax assets remained unchanged in fiscal 1996 and increased in fiscal 1995 and 1994 resulting in deferred tax benefits for 1996, 1995 and 1994 respectively of $-0-, $.4 million and $.4 million, respectively.

NET EARNINGS
Net earnings for 1996 were $3.5 million compared to $1.3 million in 1995 and $2.4 million in 1994. Earnings per common share were $.23 in 1996, $.09 in 1995 and $.16 in 1994.

FINANCIAL CONDITION AND LIQUIDITY
Prior to fiscal 1996, the Company took important steps to improve its financial condition and position itself to grow in new commercial markets.

During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt. As a result of the Flippin sale and the subsequent debt reduction, the Company's balance sheet was significantly strengthened.

During 1996, warrants to purchase 300,000 shares of common stock of the Company were exercised at $3 per share. The warrants were originally issued to the Company's then senior lender as part of a 1992 refinancing. This exercise provided $.9 million in additional equity to the Company.

During the year, the Company collected a note receivable prior to its original due date at its book value of $.6 million. The cash was used to reduce debt.

In 1996, the Company entered into a three-year loan agreement which provides sufficient working capital to finance the anticipated internal growth of the Company over the next three years. The agreement provides for a $3 million term loan and a $17 million revolving credit facility based on a borrowing base formula. Both loans are secured by the Company's assets and expire July 1, 1999. The entire facility bears interest at the prevailing prime rate or below. On June 30, 1996, the Company had $15.5 million in its revolving credit line available of which it had borrowed $4.9 million.

The aggregate maturities of all debt over the next three years, excluding the revolving credit agreement, are $.6 million in 1997, $4 million in 1998 and $.6 million in 1999. The Company expects to meet these obligations with cash generated from operations and available funds under its revolving credit agreement.

Shareholders' equity increased to $17.8 million at June 30, 1996 from $13.3 million at July 2, 1995 and $12.0 million at July 3, 1994. Debt was $11.5 million at June 30, 1996, $10.6 million at July 2, 1995 and $19.6 million at July 3, 1994.

During the fiscal year 1996, the Company generated $1.8 million in cash from operations which it used, in addition to bank borrowings, to purchase SOREP Technology Corp. for $1.8 million in net cash, and to purchase additional equipment for operating the business. In 1995, the Company used cash to support operations totaling $.2 million, but with the sale of Flippin for net cash of $9.9 million, was able to reduce debt by $8.9 million.

As of June 30, 1996, accounts receivable were up $4.5 million compared to the prior year end, due to the higher level of sales in the fiscal 1996 fourth quarter. Inventories were up $3.4 million from the prior year end to support the higher level of shipments. Accounts payable were up $2.6 million and reflect the higher level of inventory and sales.

At June 30, 1996, the Company's capital structure consisted of $17.8 million of common stockholders' equity and $11.5 million of debt.

                                                                   Schedule VIII


                                LABARGE, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
                           (DOLLARS IN THOUSANDS)

                          YEARS ENDED JUNE 30, 1996
                       JULY 2, 1995, AND JULY 3, 1994




Allowance for Doubtful Accounts

This account represents amounts which may become uncollectible in future periods.


              Balance    Additions               Balance
              Beginning  Charged to              End of
        Year  of Period   Expense    Deductions  Period
       ------ ---------  ----------  ----------  -------

        1994   $ 127     $    13     $    -      $  140

        1995     140          28          -         168

        1996     168          59         40         187



Inventory Reserve

This account is used to write-off inventory which becomes valueless in future periods, but as of the balance sheet date, is included at cost.


               Balance   Additions       Deductions    Balance
              Beginning  Charged to    from Reserve    End of
       Year   of Period   Expense      for Write-offs  Period
      ------  ---------  ----------    --------------  -------


       1994   $ 455      $    913      $    851        $  517

       1995     517           369           786           100

       1996     100           330           233           197


Deferred Tax Asset Valuation Allowance

This account is used to reduce the value of the Company's Deferred Tax Asset as a result of Net Loss Carryforwards from prior periods.




                             Increases        Decreases
                  Balance   Due to Lower    Due to Earnings    Balance
                 Beginning   Expected       & Higher Expected  End of
          Year   of Period  Value of Asset   Value of Asset    Period
         ------  ---------  --------------  -----------------  -------


          1994   $ 6,490    $     -         $    1,039         $5,451

          1995     5,451          -                672          4,779

          1996     4,779          -              1,163          3,616
