Form 10-Q
period 1996-09-29
LABARGE INC
filed 1996-11-04
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 29, 1996      Commission file number:     1-5761
--------------------------------------------------------------------------------

                                 LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         73-0574586
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)



 P.O. Box 14499, St. Louis, Missouri                          63178
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
                                              -----     -----

Indicate the number of shares outstanding of each of the Issuer's classes of
common stock as of September 29, 1996.   15,621,545  shares of common stock.
                                        ------------

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (dollars in thousands except per share data)




                                                                                          THREE MONTHS ENDED
                                                                               SEPTEMBER 29,                October 1,
                                                                                   1996                       1995
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                      $     21,923                 $  13,361
--------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
  Cost of sales                                                                      17,167                    11,322
  Selling and administrative expenses                                                 2,859                     1,673
--------------------------------------------------------------------------------------------------------------------------
                                                                                     20,026                    12,995
--------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS                                                              1,897                       366
--------------------------------------------------------------------------------------------------------------------------
  Interest expense                                                                      288                       319
  Equity in loss of joint venture                                                      (133)                      -
  Other income, net                                                                      20                        46
--------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                                          1,496                        93
Income tax expense                                                                       96                         6
--------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                   $      1,400                 $      87
==========================================================================================================================
Net earnings per common share                                                         $ .09                     $ .01
--------------------------------------------------------------------------------------------------------------------------
Average common shares outstanding                                                    15,605                    15,246
==========================================================================================================================


See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                  (dollars in thousands except per share data)



                                                                                       SEPTEMBER 29,           June 30,
                                                                                           1996                  1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $      435            $     935
  Accounts and notes receivable, net                                                        13,103               13,455
  Inventories                                                                               20,949               17,577
  Prepaid expenses                                                                             267                  286
  Deferred tax assets, net                                                                   1,013                1,013
--------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                                     35,767              33,266
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                           3,206                3,194
DEFERRED TAX ASSETS, NET                                                                     2,237                2,237
INVESTMENT IN JOINT VENTURE                                                                     24                  157
OTHER ASSETS, NET                                                                            2,678                2,696
--------------------------------------------------------------------------------------------------------------------------
                                                                                        $   43,912            $  41,550
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                                 $    2,970            $     400
  Current maturities of long-term debt                                                         619                  633
  Trade accounts payable                                                                     6,262                7,614
  Accrued liabilities                                                                        4,464                4,729
--------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                               14,315               13,376
--------------------------------------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS:
  Long-term debt                                                                            10,417                10,419
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,621,545 shares at September 29, 1996
    and 15,601,891 shares at June 30, 1996                                                     156                  156
  Additional paid-in capital                                                                13,553               13,527
  Retained earnings                                                                          5,473                4,073
  Less stock in treasury; 346 shares at September 29, 1996 and
    187 shares at June 30, 1996                                                                 (2)                  (1)
--------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                              19,180               17,755
--------------------------------------------------------------------------------------------------------------------------

                                                                                        $   43,912            $  41,550
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)

                                                                                            THREE MONTHS ENDED
                                                                                    SEPTEMBER 29,            October 1,
                                                                                        1996                   1995
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                        $    1,400              $     87
  Adjustments to reconcile net cash provided (used)
    by operating activities:
      Undistributed loss in equity of joint venture                                          133                   -
      Depreciation and amortization                                                          236                   210
      Other                                                                                 -                        1
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                                   352                   751
        Inventories                                                                       (3,372)                 (469)
        Prepaid expenses                                                                      19                   (39)
        Trade accounts payable                                                            (1,351)                  491
        Accrued liabilities                                                                 (265)                 (212)
        Current liabilities from discontinued operations                                     -                    (275)
--------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                (2,848)                  543
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                (204)                 (443)
  Additions to other assets                                                                  (26)                  (99)
--------------------------------------------------------------------------------------------------------------------------
          NET CASH USED BY INVESTING ACTIVITIES                                             (230)                 (542)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                               (17)                 (350)
  Exercise of stock warrants and options                                                      26                    14
  (Purchase) sale of common stock to/from treasury                                            (1)                    8
  Net change in short-term borrowings                                                      2,570                   500
--------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                         2,578                   172
--------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (500)                  173
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             935                   143
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $      435              $    316
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The balance sheet at September 29, 1996 and June 30, 1996, the related statements of operations for the three ended September 29, 1996 and October 1, 1995 and the statement of cash flows for the three months ended September 29, 1996 and October 1, 1995 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                               SEPTEMBER 29,            June 30,
                                                                                   1996                   1996
-------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                       $    12,550          $    12,860
-------------------------------------------------------------------------------------------------------------------
Less allowance for doubtful accounts                                                     202                  187
-------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                               12,348               12,673
Current portion of notes receivable                                                      600                  600
Other current receivables                                                                155                  182
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    13,103          $    13,455
===================================================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Notes receivable include a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.

3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                            SEPTEMBER 29,              June 30,
                                                                                1996                     1996
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                              $      14,264            $     14,042
Work in process                                                                    6,948                   4,779
-------------------------------------------------------------------------------------------------------------------
                                                                                  21,212                  18,821
Less progress payments                                                               263                   1,244
-------------------------------------------------------------------------------------------------------------------
                                                                           $      20,949            $     17,577
===================================================================================================================

In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                            SEPTEMBER 30,              June 30,
                                                                                 1996                    1996
-------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                                  $       2,970             $        400

    Interest rate at period-end                                                     8.00%                   8.25%

    Average amount of short-term borrowings
      outstanding during period                                            $       1,631             $      5,823

    Average interest rate for period                                                8.00%                  10.07%
    Maximum short-term borrowings
      at any month-end                                                     $       2,970             $      9,800
===================================================================================================================
      Total short-term borrowings                                          $       2,970             $        400
===================================================================================================================

                                                                           SEPTEMBER 30,                June 30,
                                                                               1996                       1996
-------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
  Senior lender:
    Revolving credit agreement                                             $       4,500             $      4,500
    Term loan                                                                      3,000                    3,000
12% Subordinated Notes                                                             3,386                    3,386
Industrial revenue bond due
  semiannually through 2001, interest at 5%                                          122                      134
Other                                                                                 28                       32
-------------------------------------------------------------------------------------------------------------------
                                                                                  11,036                   11,052
Less current maturities                                                              619                      633
-------------------------------------------------------------------------------------------------------------------
       Total long-term debt, less current maturities                       $      10,417             $     10,419
===================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.


5.  EARNINGS PER COMMON SHARE

Earnings per common share is based on the weighted average number of shares outstanding during the quarter. Also outstanding are the following common stock options: 155,000 shares currently exercisable at $.66 to $1.44; 181,775 shares with exercise prices ranging from $1.31 to $7.24 which are not exercisable at this time. The earliest exercise date of the non-exercisable options is February 8, 1997. Due to the insignificant percentage of options outstanding to the total number of common shares outstanding, the options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation. During the quarter ended September 29, 1996, options to purchase 20,000 shares were exercised at a price of $1.31 per share.


6.  INCOME TAXES

The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of September 29, 1996, the net value of this benefit was $3.25 million and is reported as $1.013 million in current assets and $2.237 million in other assets.

The net operating loss carryforwards as of June 30, 1996, for Federal Income Tax purposes, were $16.6 million, which are available to offset future Federal taxable income through 2003. The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $.2 million which are available to reduce future Federal income taxes through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $.3 million which are available to reduce future regular Federal income taxes over an indefinite period.

7.  CASH FLOWS

Total cash payments for interest for the three months ended September 29, 1996 were $186 thousand compared to $327 thousand for the three months ended October 1, 1995.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATION AND
                              FINANCIAL CONDITION


Statements contained in this Report which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. For a summary of important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward looking statements, see the company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which is on file with the Securities and Exchange Commission and available to stockholders from the Company.

LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic control systems and devices and complex interconnect assemblies for a variety of markets. Primary markets for the Company's products include telecommunications, geophysical, medical, aerospace and defense industries.
The Company employs approximately 750 people.

On May 7, 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless Inc., entered into a fifty-fifty joint venture with Clayco Construction Company of St. Louis, Missouri. The new company, LaBarge Clayco Wireless L.L.C., provides engineering, project management, construction, equipment installation and testing services for the rapidly growing wireless telecommunications industry. LaBarge Clayco Wireless complements LaBarge's efforts in the design, production and sale of equipment for this segment of the telecommunications market. LaBarge, Inc. accounts for its fifty percent investment in LaBarge Clayco Wireless L.L.C. under the equity method of accounting.

On May 15, 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., purchased assets for approximately $2.7 million and assumed $.4 million of liabilities of SOREP Technology Corporation (SOREP) in Houston, Texas. LaBarge/STC, Inc. is engaged in the manufacture of custom hybrid circuits and high-temperature electronic assemblies used in oil and gas exploration, drilling and production. The acquisition furthers the Company's efforts to expand its geophysical business. In its most recent fiscal year prior to being acquired by LaBarge, Inc., SOREP's sales were approximately $6 million and operating profits were approximately 15%.

The results of this subsidiary is included in the consolidated results of the Company for the quarter ended September 29, 1996.

The Company's backlog of firm, unshipped orders at September 29, 1996 was approximately $63.8 million compared to $51.6 million at October 1, 1995. The backlog at September 29, 1996 for the products described below consisted of approximately $36.1 million of orders for various defense products, the majority of which contain cancellation and termination provisions, and approximately $27.7 million of orders for commercial products. Approximately $8.1 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

For the three months ended September 29, 1996, sales by market were as follows:
Approximately 40% defense; 24% geophysical; 23% telecommunications; 7% commercial aerospace; and, the remainder other customers. Significant customers during the quarter were: Lockheed Martin which accounted for 23% of sales, Schlumberger, which accounted for 19% of sales and Northern Telecom, which accounted for 19% of sales.

The Company has designed and developed the Laser Lancet(TM), a small medical laser, for Venisect, Inc. under a technology licensing agreement from Venisect. Venisect is currently attempting to secure U.S. Food and Drug Administration clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. While there can be no assurance, both LaBarge and Venisect remain confident that clearance will be received. Upon FDA clearance the Company will manufacture the Laser Lancet(TM) for distribution by Venisect.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 29, 1996
COMPARED TO THREE MONTHS ENDED OCTOBER 1, 1995

In May 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., purchased the assets for approximately $2.7 million and assumed $.4 million in liabilities of SOREP Technology Corporation in Houston, Texas. The Company also, through its wholly-owned subsidiary LaBarge Wireless, Inc., entered into a fifty-fifty joint venture with Clayco Construction Company. Sales, related costs, profits and losses in equity of the joint venture are included in operating results for the three months ended September 29, 1996 and distort the comparative data presented.

Net sales for the three months ended September 29, 1996 were $21.923 million compared to $13.361 million for the three months ended October 1, 1995, and increase of approximately $8.6 million or 64.0%. The increase is mainly due to sales in the telecommunications market, which were minimal in the three months ended October 1, 1995, and sales by LaBarge/STC, Inc., which was acquired in May 1996.

Gross profit for the three months ended September 29, 1996 was $4.756 million, 21.7% of sales, compared to $2.039 million, 15.3% of sales, for the three months ended October 1, 1995. The increase in gross margin is mainly due to increased sales, improved product mix and lower than budgeted fixed costs for the three months ended September 29, 1996.

Selling and administrative expenses for the three months ended September 29, 1996 were $2.859 million, 13.0% of sales, compared to $1.673 million, 12.5% of sales, for the three months ended October 1, 1995. The increased dollar cost of these expenses is due to added personnel and outside professional services to support the sales growth.

Earnings from operations were $1.897 million, 8.7% of sales, for the three months ended September 29, 1996, compared to $366 thousand, 2.7% of sales, for the three months ended October 1, 1995.

Interest expense for the three months ended September 29, 1996 was $288 thousand, compared to $319 thousand for the three months ended October 1, 1995.

Equity in loss of joint venture of $133 thousand, represents LaBarge Wireless, Inc.'s share of the loss incurred by LaBarge Clayco Wireless L.L.C. during the quarter. The Company anticipates the performance of this operation to improve as the year progresses.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the three months ended September 29, 1996 and October 1, 1995, respectively, was $96 thousand and $6 thousand.

Net earnings for the three months ended September 29, 1996 were $1.4 million, compared to $87 thousand for the three months ended October 1, 1995.

Earnings per common share were $.09 for the three months ended September 29, 1996 and $.01 for the three months ended October 1, 1995.


FINANCIAL CONDITION & LIQUIDITY

On June 25, 1996, the Company entered into a new lending agreement providing for a $3 million term loan and a $17 million revolving credit facility based on a borrowing base formula tied to accounts receivable and inventory. Both loans are secured by the assets of the Company and mature in July 1999. The term loan requires quarterly payments of $150 thousand beginning October 1, 1996.

This new agreement provides sufficient working capital to support planned internal growth in the Company's existing markets and operations.

For the three months ended September 29, 1996, the Company used cash in its operations totaling $2.8 million, primarily due to higher inventories and reduction of accounts payable. The investment in inventory is necessary to support the higher volume planned for the future quarters of fiscal 1997.

During the three months ended September 29, 1996, the Company increased borrowings by $2.6 million.

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





                                               LABARGE, INC.
                                        ----------------------------
                                               (Registrant)





Date   November 1, 1996
     --------------------



                                        /s/William J. Maender/s/
                                        ----------------------------
                                        William J. Maender
                                        Vice President - Finance,
                                        Treasurer and Secretary