Form 10-Q
period 1996-12-29
LABARGE INC
filed 1997-02-12
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended December 29, 1996       Commission file number:     1-5761
--------------------------------------------------------------------------------

                                 LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                     73-0574586
-------------------------------------        -----------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)



  P.O. Box 14499, St. Louis, Missouri                    63178
--------------------------------------------------------------------------------
            (Address)                                 (Zip Code)




                                 (314) 997-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)





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
                                               ------     -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 29, 1996. 15,621,495 common stock.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                  (dollars in thousands except per share data)


                                      THREE MONTHS ENDED              SIX MONTHS ENDED

                                      DECEMBER 29,  December 31,  DECEMBER 29,  December 31,
                                          1996          1995           1996          1995
---------------------------------------------------------------------------------------------

NET SALES                                  $24,102       $14,910       $46,026       $28,271
---------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales                              19,086        12,483        36,254        23,806
 Selling and administrative expenses         3,069         1,798         5,928         3,471
---------------------------------------------------------------------------------------------

                                            22,155        14,281        42,182        27,277
---------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                     1,947           629         3,844           994
---------------------------------------------------------------------------------------------

 Interest expense                              300           327           588           646
 Equity in loss of joint venture                (6)            -          (139)            -
 Other income, net                              12           139            32           185
---------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                 1,653           441         3,149           533
INCOME TAX EXPENSE                             106            27           202            33
---------------------------------------------------------------------------------------------

NET EARNINGS                                $1,547          $414        $2,947          $500
=============================================================================================

NET EARNINGS PER COMMON SHARE                 $.10          $.03          $.19          $.03
=============================================================================================

AVERAGE COMMON SHARES OUTSTANDING           15,622        15,296        15,613        15,271
=============================================================================================



See accompanying notes to consolidated financial statements.

                                LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                  (dollars in thousands except per share data)




                                                               DECEMBER 29,  June 30,
                                                                  1996        1996
---------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                          $ 2,550   $   935
 Accounts and notes receivable, net                                  12,324    13,455
 Inventories                                                         19,727    17,577
 Prepaid expenses                                                       282       286
 Deferred tax assets, net                                             1,013     1,013
---------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                               35,896    33,266
---------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                    3,326     3,194
DEFERRED TAX ASSETS, NET                                              2,237     2,237
INVESTMENT IN JOINT VENTURE                                              18       157
OTHER ASSETS, NET                                                     2,736     2,696
---------------------------------------------------------------------------------------

                                                                    $44,213   $41,550
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                                              $ 2,650   $   400
 Current maturities of long-term debt                                   619       633
 Trade accounts payable                                               4,920     7,614
 Accrued liabilities                                                  5,032     4,729
---------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                          13,221    13,376
---------------------------------------------------------------------------------------

 Long-term debt                                                      10,265    10,419
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued 15,621,495 shares at December 29, 1996
  and 15,601,891 shares at June 30, 1996                                156       156
 Additional paid-in capital                                          13,553    13,527
 Retained earnings                                                    7,020     4,073
 Less stock in treasury; 396 shares at December 29, 1996 and
  187 shares at June 30, 1996                                            (2)       (1)
---------------------------------------------------------------------------------------

  TOTAL STOCKHOLDERS' EQUITY                                         20,727    17,755
---------------------------------------------------------------------------------------

                                                                    $44,213   $41,550
=======================================================================================




See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)


                                                                                 SIX MONTHS ENDED
                                                                             DECEMBER 29,  December 31,
                                                                                 1996          1995
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                                      $2,947        $  500
 Adjustments to reconcile net cash provided (used) by operating activities:
   Undistributed loss in equity of joint venture                                      139             -
   Depreciation and amortization                                                      484           443
   Other                                                                                -            (8)
 Changes in assets and liabilities:
     Accounts and notes receivable, net                                             1,131          (332)
     Inventories                                                                   (2,150)       (1,070)
     Prepaid expenses                                                                   4             9
     Trade accounts payable                                                        (2,694)          813
     Accrued liabilities                                                              303          (161)
     Current liabilities of discontinued operations, net                                -          (275)
---------------------------------------------------------------------------------------------------------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                164           (81)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                                          (526)         (540)
 Additions to other assets                                                           (129)         (156)
---------------------------------------------------------------------------------------------------------

      NET CASH USED BY INVESTING ACTIVITIES                                          (655)         (696)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                                        (169)         (769)
 Exercise of stock warrants and options                                                26            10
 Purchase of common stock to treasury                                                  (1)            9
 Net change in short-term borrowings                                                2,250         1,600
---------------------------------------------------------------------------------------------------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,106           850
---------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,615            73
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      935           143
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,550        $  216
=========================================================================================================



See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at December 29, 1996 and June 30, 1996, the related consolidated statements of operations for the three and six months ended December 29, 1996 and December 31, 1995 and the consolidated statements of cash flows for the six months ended December 29, 1996 and December 31, 1995 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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


2.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)
                                              DECEMBER 29,       June 30,
                                                 1996              1996
--------------------------------------------------------------------------------

Billed shipments, net of progress payments   $  11,772          $   12,860
Less allowance for doubtful accounts               160                 187
--------------------------------------------------------------------------------
Trade receivables - net                         11,612              12,673
Current portion of notes receivable                600                 600
Other current receivables                          112                 182
--------------------------------------------------------------------------------
                                             $  12,324          $   13,455
================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Notes receivable include a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.

3.  INVENTORIES
    -----------

Inventories consist of the following:
(dollars in thousands)
                                                  DECEMBER 29,          June 30,
                                                    1996                  1996
--------------------------------------------------------------------------------
Raw materials                                   $  13,502            $  14,042
Work in process                                     6,225                4,779
--------------------------------------------------------------------------------
                                                   19,727               18,821
Less progress payments                               -                   1,244
--------------------------------------------------------------------------------
                                               $   19,727            $  17,577
================================================================================

In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  SHORT AND LONG-TERM OBLIGATIONS
    -------------------------------

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)
                                                  DECEMBER 29,          June 30,
                                                    1996                  1996
--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
   Balance at period-end                          $   2,650           $    400


   Interest rate at period-end                        8.00%              8.25%


    Average amount of short-term borrowings
      outstanding during period                   $   2,232           $  5,823


    Average interest rate for period                  7.66%             10.07%
    Maximum short-term borrowings
     at any month-end                             $   3,060           $  9,800
================================================================================

     Total short-term borrowings                  $   2,650           $    400
================================================================================

    -------------------------------
                                                DECEMBER 29,           June 30,
                                                   1996                  1996
--------------------------------------------------------------------------------
LONG-TERM DEBT:
  Senior lender:
   Revolving credit agreement                     $ 4,500              $ 4,500
   Term loan
12% Subordinated Notes                              2,850                3,000
Industrial revenue bond due                         3,386                3,386
 semiannually through 2001, interest at 5%            122                  134
Other                                                  26                   32
--------------------------------------------------------------------------------
                                                   10,884               11,052

Less current maturities                               619                  633
--------------------------------------------------------------------------------

   Total long-term debt, less current maturities  $10,265              $10,419
================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.


5.  EARNINGS PER COMMON SHARE
    -------------------------
Earnings per common share is based on the weighted average number of shares outstanding during the period, i.e., quarter or year to date. Also outstanding are the following common stock options: 155,000 shares currently exercisable at $.66 to $1.44 and 181,775 shares with exercise prices ranging from $1.31 to $7.24 which are not exercisable at this time. The earliest exercise date of the non-exercisable options is February 8, 1997. Due to the insignificant percentage of options outstanding to the total number of common shares outstanding, the options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation. During the six months ended December 29, 1996, options to purchase 20,000 shares were exercised at a price of $1.31 per share.


6.  INCOME TAXES
    ------------
The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of December 29, 1996, the net value of this benefit was $3.25 million and is reported as $1.01 million in current assets and $2.23 million in other assets.

The net operating loss carryforwards as of June 30, 1996, for Federal Income Tax purposes, were $16.6 million, which are available to offset future Federal taxable income through 2003. The Company also has investment tax credit carryforwards for Federal income tax purposes of approximately $200,000 which are available to reduce future Federal income taxes through 2001. In addition, the Company has alternative minimum tax credit carryforwards of approximately $300,000 which are available to reduce future regular Federal income taxes over an indefinite period.

7.  CASH FLOWS

Total cash payments for interest for the three and six months ended December 29, 1996 were $290,000 and $476,000 compared to $308,000 and $635,000 for the three and six months ended December 31, 1995.

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

LaBarge, Inc. engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies. Primary markets for the Company's products include telecommunications, geophysical, medical, aerospace and defense. The Company employs approximately 770 people.

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

On May 15, 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., purchased the assets for approximately $2.7 million and assumed $400,000 of liabilities of SOREP Technology Corporation in Houston, Texas. LaBarge/STC, Inc. is engaged in the manufacture of custom hybrid circuits and high-temperature electronic assemblies used in oil and gas exploration, drilling and production. The acquisition furthers the Company's efforts to expand its geophysical business. The results of this subsidiary are included in the consolidated results of the Company for the three and six months ended December 29, 1996.

The Company's backlog of firm, unshipped orders at December 29, 1996 was approximately $58.8 million compared to $64.0 million at December 31, 1995. The backlog at December 29, 1996 consisted of approximately $39.8 million for various defense products, and approximately $19.0 million for commercial products. Approximately $8.8 million of the total backlog is not scheduled to ship within the next break5break512 months pursuant to the shipment schedules contained in those contracts.


For the six months ended December 29, 1996, approximately 45% of the Company's sales were defense related while 55% were commercial. Commercial markets included telecommunications (21%), geophysical (21%), aerospace (7%) and other (6%). Significant customers for the six months were: Lockheed Martin, which accounted for 24% of sales; Schlumberger, which accounted for 15% of sales; Northern Telecom, which accounted for 17% of sales.

The Company has designed and developed the Laser Lancet(TM), a small medical laser, for Venisect, Inc. under a technology licensing agreement from Venisect. Venisect is currently attempting to secure U.S. Food and Drug Administration (FDA) clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. On December 30, 1996, Venisect provided the FDA with the additional information the FDA requested to complete its review of Venisect's request for clearance to market the Laser Lancet(TM). While there can be no assurance, both LaBarge and Venisect remain confident that clearance will be received. Upon FDA clearance the Company will manufacture the Laser Lancet(TM) for distribution by Venisect.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 29, 1996
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995

Net sales for the six months ended December 29, 1996 were $46.0 million compared to $28.3 million for the six months ended December 31, 1995, an increase of approximately $17.7 million or 63%. The increase is mainly attributable to growth in sales to the telecommunications and geophysical markets including sales by LaBarge/STC, Inc.

Gross profit for the six months ended December 29, 1996 was $9.77 million, 21.2% of sales, compared to $4.47 million, 15.8% of sales, for the six months ended December 31, 1995. The increase in gross margin is attributable to higher sales volume relative to fixed costs and a more profitable product mix.

Selling and administrative expenses for the six months ended December 29, 1996 were $5.93 million, 12.9% of sales, compared to $3.47 million, 12.3% of sales, for the six months ended December 31, 1995. The increased expenses are due to added personnel and outside professional services to support the sales growth and the acquisition of SOREP Technology Corporation in May 1996.

Earnings from operations were $3.84 million, 8.4% of sales, for the six months ended December 29, 1996, compared to $994,000, 3.5% of sales, for the six months ended December 31, 1995.

Interest expense for the six months ended December 29, 1996 was $588,000, compared to $646,000 for the six months ended December 31, 1995.

Equity in loss of joint venture of $139,000 represents the Company's share of the loss incurred by LaBarge Clayco Wireless L.L.C. for the six months.

The Company has significant tax loss carryforwards which offset most of its income tax liability. Income tax expense for the six months ended December 29, 1996 and December 31, 1995, respectively, was $202,000 and $33,000.

Net earnings for the six months ended December 29, 1996 were $2.95 million, up 489% compared to $500,000 for the six months ended December 31, 1995.

Earnings per common share were $.19 for the six months ended December 29, 1996 and $.03 for the six months ended December 31, 1995.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 29, 1996
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Net sales for the three months ended December 29, 1996 were $24.1 million compared to $14.9 million for the three months ended December 31, 1995. This is a 62% increase and is largely attributable to higher shipments in the telecommunications and geophysical markets.

Gross profit for the three months ended December 29, 1996 was $5.02 million, 20.8% of sales, compared to $2.43 million, 16.3% of sales, for the three months ended December 31, 1995. The higher volume of sales in relation to fixed costs and an improved mix of product shipments are the primary reasons for the higher margins.

Selling and administrative expenses were $3.07 million, 12.7% of sales, for the three months ended December 29, 1996, compared to $1.8 million, 12.1% of sales, for the three months ended December 31, 1995. Selling and administrative expenses have increased due to additional personnel to support growth and the acquisition of SOREP.

Earnings from operations for the three months ended December 29, 1996 were $1.95 million, 8.1% of sales, compared to $629,000, 4.2% of sales, for the three months ended December 31, 1995.

Interest expense for the three months ended December 29, 1996 was $300,000 compared to $327,000 for the three months ended December 31, 1995.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of June 30, 1996. Income tax expense for the three months ended December 29, 1996 and December 31, 1995 was $106,000 and $27,000, respectively.

Net earnings for the three months ended December 29, 1996 were $1.55 million, compared to $414,000 for the three months ended December 31, 1995.

Earnings per common share were $.10 for the three months ended December 29, 1996, compared to $.03 for the three months ended December 31, 1995.


FINANCIAL CONDITION & LIQUIDITY

On June 25, 1996, the Company entered into a new lending agreement providing for a $3.0 million term loan and a $17.0 million revolving credit facility based on a borrowing base formula tied to accounts receivable and inventory. Both loans are secured by the assets of the Company and mature in July 1999. The term loan requires quarterly payments of principal of $150,000.

This loan agreement provides sufficient working capital to support planned internal growth.

For the six months ended December 29, 1996, the Company generated cash from its operations totaling $164,000. Cash was generated through net earnings and reduced accounts receivable. Cash was used to reduce accounts payable and increase inventories.

During the six months ended December 29, 1996, the Company increased borrowings by $2.1 million.

                                    PART II





                                 Not Applicable

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               LABARGE, INC.
                                          ----------------------
                                              (Registrant)





Date    February 12, 1997
      --------------------



                                             /s/William J. Maender
                                          --------------------------
                                          William J. Maender
                                          Vice President - Finance,
                                          Treasurer and Secretary