Form 10-Q
period 1997-03-30
LABARGE INC
filed 1997-05-14
CIK 57139

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 30, 1997          Commission file number:     1-5761
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of March 30, 1997. 15,638,280 common stock.

                                 LABARGE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (dollars in thousands except per share data)




                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                MARCH 30,            March 31,        MARCH 30,           March 31,
                                                   1997                 1996             1997                1996
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                          $   25,230          $   21,423        $   71,256         $   49,695
------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                        20,456              17,382            56,710             41,188
  Selling and administrative expense                    2,796               2,414             8,724              5,885
------------------------------------------------------------------------------------------------------------------------------------
                                                       23,252              19,796            65,434             47,073

EARNINGS FROM OPERATIONS                                1,978               1,627             5,822              2,622
------------------------------------------------------------------------------------------------------------------------------------

  Interest expense                                        226                 350               814                996
  Equity in loss of joint venture                          (6)                 -               (145)                -
  Other income, net                                        28                  26                60                211
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                            1,774               1,303             4,923              1,837
INCOME TAX EXPENSE                                         98                  85               300                118
------------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                       $    1,676          $    1,218        $    4,623         $    1,719
====================================================================================================================================

NET EARNINGS PER COMMON SHARE                      $      .11          $      .08        $      .30         $      .11
====================================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                      15,628              15,302            15,618             15,281
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                  (dollars in thousands except per share data)


                                                                              MARCH 30,                 June 30,
                                                                                  1997                     1996
                                                                              ----------               ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    1,110               $     935
  Accounts and notes receivable, net                                              13,802                  13,455
  Inventories                                                                     17,604                  17,577
  Prepaid expenses                                                                   332                     286
  Deferred tax assets, net                                                         1,013                   1,013
                                                                              ----------               ---------

    TOTAL CURRENT ASSETS                                                          33,861                  33,266
                                                                              ----------               ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                                 3,979                   3,194
DEFERRED TAX ASSETS, NET                                                           2,237                   2,237
INVESTMENT IN JOINT VENTURE                                                           12                     157
OTHER ASSETS, NET                                                                  3,020                   2,696
                                                                              ----------               ---------

                                                                              $   43,109               $  41,550
                                                                              ==========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                       $      500               $     400
  Current maturities of long-term debt                                             1,006                     633
  Trade accounts payable                                                           5,578                   7,614
  Accrued liabilities                                                              5,995                   4,729
                                                                              ----------               ---------

    TOTAL CURRENT LIABILITIES                                                     13,079                  13,376
                                                                              ----------               ---------

  Long-term debt                                                                   7,628                  10,419
                                                                              ----------               ---------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000 shares;
    issued 15,638,280 shares at March 30, 1997
    and 15,601,891 shares at June 30, 1996                                           156                     156
  Additional paid-in capital                                                      13,571                  13,527
  Retained earnings                                                                8,675                   4,073
  Less stock in treasury; -0- shares at March 30, 1997 and
    187 shares at June 30, 1996                                                        -                      (1)
                                                                              ----------               ---------

    TOTAL STOCKHOLDERS' EQUITY                                                    22,402                  17,755
                                                                              ----------               ---------

                                                                              $   43,109               $  41,550
                                                                              ==========               =========



See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)

                                                                                     NINE MONTHS ENDED
                                                                             MARCH 30,               March 31,
                                                                                 1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                               $     4,623             $   1,719
  Adjustments to reconcile net cash provided (used)
    by operating activities:
      Undistributed loss in equity of joint venture                                  145                     -
      Depreciation and amortization                                                  751                   697
      Other                                                                            -                   (15)
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                          (347)               (4,749)
        Inventories                                                                  (27)               (2,972)
        Prepaid expenses                                                             (46)                 (108)
        Trade accounts payable                                                    (2,036)                3,566
        Accrued liabilities                                                        1,266                 1,064
        Current liabilities of discontinued operations, net                         -                     (275)
------------------------------------------------------------------------------------------------------------------------------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         4,329                (1,073)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                      (1,401)                 (985)
  Additions to other assets                                                         (458)                 (317)
------------------------------------------------------------------------------------------------------------------------------------

          NET CASH USED BY INVESTING ACTIVITIES                                   (1,859)                 (681)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                    (2,418)               (3,839)
  Exercise of stock warrants and options                                              22                    18
  Sale of common stock from treasury                                                   1                     -
  Net change in short-term borrowings                                                100                 6,500
------------------------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (2,295)                2,679
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            175                   304
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     935                   143
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     1,110             $     447
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION
    --------------------------------------------------------

The consolidated balance sheets at March 30, 1997 and June 30, 1996, the related consolidated statements of operations for the three and nine months ended March 30, 1997 and March 31, 1996 and the consolidated statements of cash flows for the nine months ended March 30, 1997 and March 31, 1996 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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


2.  ACCOUNTS AND NOTES RECEIVABLE
    -----------------------------

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                             MARCH 30,            June 30,
                                                                               1997                 1996
------------------------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                   $    13,280          $   12,860
Less allowance for doubtful accounts                                                 160                 187
------------------------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                           13,120              12,673
Current portion of notes receivable                                                  600                 600
Other current receivables                                                             82                 182
------------------------------------------------------------------------------------------------------------------------------------
                                                                             $    13,802          $   13,455
====================================================================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Notes receivable include a note from a former officer of the Company totaling $600,000.

Other current receivables represent amounts due from employees for travel advances and other miscellaneous sources.

3.  INVENTORIES
    -----------

Inventories consist of the following:
(dollars in thousands)

                                                                       MARCH 30,                June 30,
                                                                         1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Raw materials                                                          $      13,250            $    14,042
Work in process                                                                4,354                  4,779
------------------------------------------------------------------------------------------------------------------------------------
                                                                              17,604                 18,821
Less progress payments                                                         -                      1,244
------------------------------------------------------------------------------------------------------------------------------------
                                                                       $      17,604            $    17,577
====================================================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  SHORT AND LONG-TERM OBLIGATIONS
    -------------------------------

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                        MARCH 30,                June 30,
                                                                          1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                               $        500             $       400
    Interest rate at period-end                                                 6.85%                   8.25%
    Average amount of short-term borrowings
      outstanding during period                                         $      1,913             $     5,823
    Average interest rate for period                                            7.58%                  10.07%
    Maximum short-term borrowings
      at any month-end                                                  $      3,060             $     9,800
====================================================================================================================================

      Total short-term borrowings                                       $        500             $       400
====================================================================================================================================

    -------------------------------

                                                                        MARCH 30,                June 30,
                                                                          1997                    1996
LONG-TERM DEBT:
  Senior lender:
    Revolving credit agreement                                          $      4,500             $      4,500
    Term loan                                                                  4,000                    3,000
12% Subordinated Notes                                                             -                    3,386
Industrial revenue bond due semiannually
  through 2001, interest at 5%                                                   110                      134
Other                                                                             24                       32
------------------------------------------------------------------------------------------------------------------------------------
                                                                               8,634                   11,052
Less current maturities                                                        1,006                      633
------------------------------------------------------------------------------------------------------------------------------------

      Total long-term debt, less current maturities                     $      7,628              $    10,419
====================================================================================================================================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

On February 28, 1997, the Company redeemed all $3.4 million of outstanding 12% Subordinated Notes, which were due in May 1998.

On March 20, 1997, the Company entered into an amended credit agreement with NationsBank (formerly Boatmen's National Bank), its senior lender. The revised four-year unsecured lending agreement provides a $4.0 million term loan payable in quarterly installments of $250,000 beginning June 30, 1997 and a $17.0 million working capital revolver. The interest rate on both loans is variable based on a ratio of senior debt to earnings and is available as either a premium over LIBOR or a discount from prime rate at the Company's option.


5.  EARNINGS PER COMMON SHARE
    -------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share" (EPS). SFAS No. 128 establishes standards for computing and presenting earnings per share. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and early application is not permitted. The Company believes the adoption of this accounting standard will not have a material impact on earnings per share.

Earnings per common share is based on the weighted average number of shares outstanding during the period, i.e., quarter or year to date. Also outstanding are the following common stock options: 155,000 shares currently exercisable at $.66 to $1.44 and 161,775 shares with exercise prices ranging from $1.42 to $7.24 which are not exercisable at this time.
The earliest exercise date of the non-exercisable options is April 11, 1997. Due to the insignificant percentage of options outstanding to the total number of common shares outstanding, the options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation. During the nine months ended March 30, 1997, options to purchase 40,000 shares were exercised at prices ranging from $1.125 to $1.3125 per share.


6.  INCOME TAXES
    ------------

The tax benefits from the Company's net operating loss carryforwards, which will more likely than not be realized, have been recorded as an asset. As of March 30, 1997, the net value of this benefit was $3.2 million and is reported as $1.0 million in current assets and $2.2 million in other assets.

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


7.  CASH FLOWS
    ----------

Total cash payments for interest for the three and nine months ended March 30, 1997 were $133,000 and $609,000 compared to $345,000 and $980,000, respectively, for the three and nine months ended March 31, 1996.

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

LaBarge, Inc. designs, engineers, manufactures, tests and sells sophisticated custom electronic products and systems and complex interconnect assemblies. Primary markets the Company has chosen to pursue for its products include telecommunications, geophysical, medical, aerospace and defense. The Company employs approximately 800 people.

In May 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless Inc., entered into a fifty-fifty joint venture with Clayco Construction Company of St. Louis, Missouri. The new company, LaBarge Clayco Wireless L.L.C., provides cell site engineering, project management, construction, equipment installation and testing services to the rapidly growing wireless telecommunications industry. LaBarge Clayco Wireless complements LaBarge's capability in the design, manufacture and sale of electronic equipment for this segment of the telecommunications market. LaBarge, Inc. accounts for its fifty percent investment in LaBarge Clayco Wireless L.L.C. under the equity method of accounting.

In May 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., purchased the assets of SOREP Technology Corporation in Houston, Texas for approximately $2.7 million and assumed $400,000 of liabilities. LaBarge/STC, Inc. is engaged in the engineering and manufacture of custom hybrid circuits and high-temperature electronic assemblies used in oil and gas exploration, drilling and production. The acquisition furthers the Company's efforts to expand its geophysical business. The results of this subsidiary are included in the consolidated results of the Company for the three and nine months ended March 30, 1997 only.

The Company's backlog of firm, unshipped orders at March 30, 1997 was approximately $62.3 million compared to $58.5 million at March 31, 1996. The backlog at March 30, 1997 consisted of approximately $39.0 million for various defense products, and approximately $23.1 million for commercial products. Approximately $11.6 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

For the nine months ended March 30, 1997, approximately 45% of the Company's sales were defense related while 55% were commercial. Commercial markets included telecommunications (19%), geophysical (22%), aerospace (7%) and other (7%). Several customers account for a significant percentage of sales for the nine months: One in the aerospace/defense market accounts for 24% of total sales; one in the geophysical market accounts for 15% of total sales; and one in the telecommunications market accounts for 14% of total sales.

The Company has designed and developed the Laser Lancet(TM), a small medical laser, for Venisect, Inc. under a technology licensing agreement from Venisect. On April 16, 1997, Venisect and the Company announced it had received clearance from the U.S. Food and Drug Administration (FDA) to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. With FDA clearance the Company will begin to manufacture the Laser Lancet(TM) for distribution by Venisect.

     It is too early to project annual sales for the Laser Lancet(TM) or predict how it will contribute to LaBarge's revenues and earnings.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 30, 1997
COMPARED TO NINE MONTHS ENDED MARCH 31, 1996
--------------------------------------------


Net sales for the nine months ended March 30, 1997 were $71.3 million compared to $49.7 million for the nine months ended March 31, 1996, an increase of $21.6 million or 43%. This increase is primarily attributable to sales growth in the telecommunications and geophysical markets, including sales of LaBarge/STC, Inc.

Gross profit for the nine months ended March 30, 1997 was $14.5 million, 20.4% of sales, compared to $8.5 million, 17.1% of sales, for the nine months ended March 31, 1996, an increase of $6 million or 70%. The increase in gross margin is attributable to higher sales volume in relation to fixed costs and a more profitable product mix.

Selling and administrative expenses for the nine months ended March 30, 1997 were $8.7 million or 12.2% of sales, compared to $5.9 million or 11.8% of sales for the nine months ended March 31, 1996. The increase in expense is due to additional personnel hired to support growing customer application needs at the higher sales volume and due to the acquisition of SOREP Technology Corporation in May 1996.

Earnings from operations were $5.8 million or 8.2% of sales, for the nine months ended March 30, 1997, compared to $2.6 million or 5.3% of sales, for the nine months ended March 31, 1996.

Interest expense for the nine months ended March 30, 1997 was $814,000 compared to $996,000 for the nine months ended March 31, 1996. Lower debt levels, redemption of the 12% Subordinated Notes and reduced interest rates under the new loan agreement continue to result in lower interest costs.

Equity in loss of joint venture of $145,000 represents the Company's share of the loss incurred by LaBarge Clayco Wireless L.L.C. for the nine months ended March 30, 1997.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the nine months ended March 30, 1997 and March 31, 1996, respectively, was $300,000 and $118,000.

Net earnings for the nine months ended March 30, 1997 were $4.6 million compared to $1.7 million for the nine months ended March 31, 1996, an increase of $2.9 million or

170%. Earnings per common share were $.30 for the nine months ended March 30, 1997 and $.11 for the nine months ended March 31, 1996.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 30, 1997
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
---------------------------------------------

Net sales for the three months ended March 30, 1997 were $25.2 million compared to $21.4 million for the three months ended March 31, 1996. This is an 18% increase and is largely attributable to higher shipments in the telecommunications and geophysical markets over the prior year's quarter.

Over the last five quarters, a significant portion of the Company's telecommunications market sales have been to one customer. Sales to that customer declined in the third quarter and are now expected to decline further over the next few quarters due to: slower PCS infrastructure build out and a decision to redesign the product to better meet the needs of the market. It is expected that sales to other telecommunications customers and other markets should offset this decline.

Gross profit for the three months ended March 30, 1997 was $4.8 million or 18.9% of sales, compared to $4.0 million or 18.9% of sales, for the three months ended March 31, 1996. The higher volume of sales in relation to fixed costs is the primary reason for the increased profit dollars.

Selling and administrative expenses were $2.8 million or 11.1% of sales, for the three months ended March 30, 1997, compared to $2.4 million or 11.3% of sales, for the three months ended March 31, 1996. Selling and administrative expenses have increased due to additional personnel to support growth and the acquisition of SOREP Technology Corporation.

Earnings from operations for the three months ended March 30, 1997 were $2.0 million or 7.8% of sales, compared to $1.6 million or 7.6% of sales, for the three months ended March 31, 1996.

Interest expense for the three months ended March 30, 1997 was $226,000 compared to $350,000 for the three months ended March 31, 1996.

The Company continues to have significant tax loss carryforwards which, in accordance with SFAS 109, results in $3.25 million of deferred tax assets, net of the related valuation allowance as of June 30, 1996. Income tax expense for the three months ended March 30, 1997 and March 31, 1996 was $98,000 and $85,000, respectively.

Net earnings for the three months ended March 30, 1997 were $1.7 million, compared to $1.2 million for the three months ended March 31, 1996, an increase of $500,000 or 42%.

Earnings per common share were $.11 for the three months ended March 30, 1997, compared to $.08 for the three months ended March 31, 1996.

FINANCIAL CONDITION & LIQUIDITY
-------------------------------
On February 28, 1997, the Company redeemed all $3.4 million of 12% Subordinated Notes, which were due in May 1998.

On March 20, 1997, the Company entered into a revised and amended four-year unsecured lending agreement providing for a $4.0 million term loan and a $17.0 million revolving credit facility. The term loan requires quarterly payments of principal of $250,000 beginning June 30, 1997. This loan agreement provides sufficient working capital to support planned business growth.

For the nine months ended March 30, 1997, the Company generated cash from its operations totaling $4.3 million. Cash was generated through net earnings and was used to reduce accounts payable by $2.0 million and pay down debt by $2.3 million.

                                    PART II





                                  Amendment to
                             Loan Agreement between
                        NationsBank (formerly Boatmen's)
                                      and
                                 LaBarge, Inc.,
                             LaBarge/STC, Inc. and
                             LaBarge Wireless, Inc.

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LABARGE, INC.
                                     -------------------
                                        (Registrant)





Date  5/14/97




                                        William J. Maender
                                     ----------------------
                                     William J. Maender
                                     Vice President - Finance,
                                     Treasurer and Secretary