Form 10-K405
period 1997-06-29
LABARGE INC
filed 1997-09-05
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                             Commission file
ended June 29, 1997                                               number 1-5761
- --------------------                                            ---------------

                                 LABARGE, INC.
- --------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)

   Delaware                                                           73-0574586
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S.  Employer
incorporation or organization)                               Identification No.)

9900-A Clayton Road,   St. Louis,   Missouri                             63124
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  314-997-0800

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                              --------------------------

     Common Stock, $.01 par value                  American Stock Exchange, Inc.
     ----------------------------                  -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ---      ---
         As of August 29, 1997, 15,658,230 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $88,077,544, based upon the closing price of the common stock on the American Stock Exchange, Inc. on August 29, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part
                                 III herein.

                                     PART I

Statements contained in this Report which are not historical facts are forward looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward looking statements. Important factors which would cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; lack of acceptance by the market of the Laser Lancet(R) developed for TRANSMEDICA INTERNATIONAL, INC., ("TRANSMEDICA"), formerly Venisect, Inc.; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; and the availability, amount, type and cost of financing for the Company and any changes to that financing.

Item 1.  Business

General Development of Business
LaBarge, Inc. (the "Company") became a Delaware corporation in 1968 as the successor by merger to a company founded in 1953. The Company is engaged in the engineering and manufacture of sophisticated electronic systems and devices and complex interconnect systems.

For the past four years, the Company has focused on expanding into commercial markets using the technologies it had historically developed for the defense and aerospace electronics markets. The Company focuses it marketing toward companies which require significant engineering effort to develop electronic products which are capable of surviving harsh environmental conditions including temperature, shock and vibration while maintaining high performance reliability. The Company's focus is on the following markets: telecommunications, geophysical, medical, aerospace and defense.

In fiscal 1996, the Company purchased the assets for $2.7 million and assumed $400,000 of the liabilities of SOREP Technology Corporation ("SOREP") in Houston, Texas. SOREP was renamed LaBarge/STC, Inc. and continues to operate at its Houston location. LaBarge/STC, Inc. is engaged in the design and manufacture of custom hybrid circuits and high temperature electronic assemblies used in oil and gas exploration, drilling and production. This acquisition supports the Company's efforts to expand in the geophysical market.

Also in fiscal 1996, the Company announced the formation of LaBarge Clayco Wireless L.L.C. ("LaBarge Clayco"), which is a 50%/50% joint venture of LaBarge Wireless, Inc., a wholly-owned subsidiary of LaBarge, Inc. and Clayco Construction Company. LaBarge Clayco provides engineering, project management, construction, installation and testing services for the rapidly growing wireless telecommunications industry.

This joint venture complements the Company's activities in the design and manufacture of sophisticated cable assemblies and electronic products used in wireless telecommunications.

In April 1997, TRANSMEDICA received clearance from the U.S. Food & Drug Administration ("FDA") to market a small medical laser for the purpose of perforating the skin to collect capillary blood for clinical testing. The Laser Lancet(R) was developed for TRANSMEDICA under a technology licensing agreement with TRANSMEDICA. The Company has begun manufacturing the device for distribution by TRANSMEDICA. Sales of the device were insignificant in fiscal 1997 and any impact on the Company's future sales cannot yet be determined.

In June 1997, the Company's Board of Directors approved additional equity investments in TRANSMEDICA of up to $2.0 million. This investment was made in July and the Company now owns approximately 9.5% of TRANSMEDICA.

In the second quarter of fiscal 1995, the Company sold its operations in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The proceeds from the sale were used to reduce debt.

In March 1997, the Company entered into a revised and amended unsecured lending agreement with NationsBank, N.A. on terms more favorable than those previously available to the Company. The agreement provides a $4.0 million term loan requiring quarterly amortization of $250,000 beginning June 30, 1997 and a $17.0 million revolving working capital facility. Interest on the new loans is at LIBOR plus a premium and/or a discount from the prime interest rate and is based on certain operating criteria. The Company believes this loan agreement provides sufficient working capital to support planned business growth.

Financial Information About Industry Segments
The Company conducts its operations through one industry segment, electronics design and manufacturing and markets its products to the telecommunications, geophysical, medical, aerospace and defense markets. In each market, the Company engineers and manufactures sophisticated electronic systems and devices and complex interconnect assemblies.

Narrative Description of Business
GENERAL. The Company engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies. Principal markets for the Company's products are: telecommunications (primarily the wireless segment), geophysical, medical equipment, aerospace, defense and various other commercial/industrial markets. The Company's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The Company employs approximately 800 people.

The Company's backlog at June 29, 1997, was approximately $61.3 million, as compared to $62.2 million at June 30, 1996. The backlog at June 29, 1997, consisted of: $36.6 million of orders for various defense products compared to $38.4 million at June 30, 1996 and $24.7 million of orders for commercial products compared to $24.8 million at June 30, 1996. Generally, lead times on commercial products are much shorter and orders are placed on a just-in-time delivery basis. Substantially all of the defense backlog at June 29, 1997 is pursuant to contracts containing cancellation and termination provisions. Approximately $7.2 million of this backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $9.1 million at year-end 1996.

MARKETING. The Company has divided its business development efforts along market lines, each headed by a business unit manager. This approach allows each business unit to thoroughly understand and concentrate on the needs of the customers in that market. There are currently four such business units which in the aggregate are supported by approximately eleven additional sales personnel and approximately thirty-two design engineers and technicians. The Company seeks to develop strong, long-term customer relationships, which will provide the basis for future sales. These close relationships allow the Company to better understand the customers' business needs and identify ways to provide greater value to customers.

MANUFACTURING; ENVIRONMENTAL. The Company has organized its engineering and production to provide flexible independent plant locations with specific design and manufacturing capabilities, each of which can serve most, if not all, markets. This approach allows local management at each facility to concentrate the necessary attention on specific customer needs and at the same time control all key aspects of the engineering and manufacturing processes.

Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

DEFENSE MARKET. The Company designs and manufactures electronics products to Department of Defense ("DOD") and prime contractor specifications. The makeup of such products varies with customer needs. In the past, products have included military communications systems, multiplexers, command receivers, automatic direction finding systems, printed circuit board assemblies, flexible printed circuitry and various interconnect assemblies and systems. These products are used in numerous military programs, including, among many others, the AEGIS Radar System, Abrams M-1 Tank and the Bradley Fighting Vehicle, and are also utilized in various naval shipboard command, control and communications systems. Approximately 48% of total Company sales in fiscal 1997 and fiscal 1996 were defense related.

The Company is identifying new defense opportunities as many of the large prime contractors are consolidating and increasingly using outside engineering and manufacturing as a way to reduce overhead costs and increase profits.

COMMERCIAL AEROSPACE MARKET. The Company designs and manufactures high temperature cable assemblies for jet engines; complex wiring harnesses for space launch vehicles (including the Atlas/Centaur Rocket and the Space Shuttle); and a variety of cable assemblies and wiring harnesses for satellites. Approximately 8% of the Company's fiscal 1997 sales were for aerospace applications compared to 6% in fiscal 1996.

TELECOMMUNICATIONS MARKET. The Company's primary focus in telecommunications is on the rapidly growing wireless segment of the market, with special emphasis on Personal Communication Systems ("PCS"). The Company designs and manufactures sophisticated radio frequency, data and power cables; lightning protection equipment; and, a variety of ancillary electrical/electronic equipment. The products are predominantly used in wireless network construction, commonly referred to as infrastructure.

LaBarge Clayco provides cell-site engineering, project management, construction, equipment installation and testing services. The operating results of LaBarge Clayco are accounted for on the equity method. For fiscal 1997 this operation provided minimal income of $4,000, while in fiscal 1996 it resulted in a loss of approximately $93,000.

Approximately 16% of fiscal 1997 sales were attributable to the telecommunications market versus 26% in fiscal 1996. This lower percentage results from a decrease in sales of approximately $4 million in 1997 versus 1996 which decrease was caused by delays in the build-out of the overall PCS market as well as design changes in product offerings.

MEDICAL MARKET. The Company designed and developed the Laser Lancet(R), a small medical laser, for TRANSMEDICA under a technology licensing agreement with TRANSMEDICA. TRANSMEDICA received, in April 1997, FDA clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. The Company will manufacture the Laser Lancet(R) for distribution by TRANSMEDICA. TRANSMEDICA is reviewing distribution agreements with several large medical supply operations, but has not yet entered into an agreement for marketing the product.

The Company believes there are other applications for the laser technology utilized in the Laser Lancet(R). One such application is laser- assisted transdermal drug delivery. During the year, TRANSMEDICA began clinical trials to demonstrate the viability of this application.

In addition to its laser work with TRANSMEDICA, the Company engineers and manufactures a variety of electronic and electro-mechanical assemblies for use in medical diagnostic equipment. Sales of all medical products accounted for approximately 4% of the Company's total sales in fiscal 1997 and 5% in fiscal 1996.

GEOPHYSICAL MARKET. The Company designs and manufactures a variety of electronic products used in oil and gas exploration, drilling and production. Products include cabling, seismic analysis computer, down-hole instrumentation and high-power drive controls. Through its subsidiary, LaBarge/STC, Inc., it also designs and produces hybrid circuits used in the same applications. Approximately 21% of fiscal 1997 sales were to the geophysical industry compared to 10% in fiscal 1996. This increase in volume is due to the volume associated with the acquisition of SOREP in late fiscal 1996, as well as development of new business within the market.

SALES AND DISTRIBUTION. The Company has fifteen employees whose primary responsibility is sales. Additionally, the Company's engineering and plant management employees are very involved in sales activities. The Company's 1997 sales were made primarily to existing or prior customers, and are based upon established relationships. With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. The Company primarily carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

COMPETITION. There is intense competition in all of the Company's target market areas. While the Company is not aware of another entity that competes in all of its markets, there are numerous companies, many larger than the Company, which compete in each of these markets. Frequently, the Company's customers have the ability to produce the products contracted to the Company but, because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are engineering expertise, technical capability, quality and reliability, overall project management capability, service and price. In fiscal 1997, sales to 10 customers represented approximately 76% of the Company's total sales revenue; sales to 1 aerospace and defense customer accounted for approximately 24%; sales to 1 geophysical customer accounted for approximately 14%; sales to 1 telecommunications customer, approximately 11% and the U.S. Government, approximately 6%. In fiscal 1996, sales to 8 customers represented 78% of the Company's total sales revenue; sales to 1 aerospace and defense customer accounted for approximately 25%; 1 telecommunications customer, approximately 25%; and U.S. Government, approximately 6% of sales.

Financial Information About Foreign and Domestic Operations and Export Sales No information has been included hereunder because the Company's foreign sales in fiscal 1997 were less than 10% of total Company revenue.

Capital Structure
HISTORY. Since fiscal 1987, the Company has undergone numerous changes in its capital structure. These changes have included the issuance and redemption of several classes of preferred stock and the borrowing and repayment of various debt.

During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds was used to reduce senior debt.

During fiscal 1996, the Company purchased the assets of SOREP Technology Corporation (renamed LaBarge/STC, Inc.) for approximately $2.7 million. The Company also committed approximately $250,000 in LaBarge Clayco through its LaBarge Wireless, Inc. subsidiary.

In March 1997, the Company entered into a revised and amended, unsecured lending agreement with NationsBank, N.A. (successor to Boatmen's National Bank) replacing its former agreement with NationsBank established in June 1996. The new agreement provides for a $4 million term loan requiring quarterly amortization of $250,000 beginning June 30, 1997 and a $17 million revolving working capital facility.

Interest on both loans is variable with prime or LIBOR. At June 29, 1997 the rate was 6.88%.

The ratio of debt to equity as of June 29, 1997 was .24 to 1.

Item 2.  Properties

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                                                     Year of
                                     Principal                     Land          Buildings          Termination
 Location                               Use                       (Acres)        (sq. ft.)          of  Lease
- -----------------------------------------------------------------------------------------------------------------------
                                Offices                               -           20,840                  2007
 St. Louis, MO

                                Manufacturing and
 Tulsa, OK
                                Offices                              3            49,359                  2002

                                Manufacturing and
 Joplin, MO
                                Offices                              5            50,400                Owned

                                Manufacturing                                     33,000                  1997
 Joplin, MO

                                Manufacturing and
 Berryville, AR
                                Offices                              7            27,770                Owned

                                Manufacturing and
 Huntsville, AR
                                Offices                              6            45,000                  1997

 Houston, TX                    Manufacturing
                                and Offices                          3             8,900                  1999
- -----------------------------------------------------------------------------------------------------------------------


Item 3.        Legal Proceedings

The Company is a party to various legal proceedings arising out of the normal course of business. The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.        Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of the security holders in the quarter ended June 29, 1997.

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


                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
     a.  Consolidated Financial Statements.

                See Index to Consolidated Financial Statements and Schedule which follows.

     b.  Reports on Form 8-K

                No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1997.

     c.  Exhibits

     d.  Consolidated Financial Statement Schedule.

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

 3.2 By-Laws, as amended, previously filed as Exhibit 3.2(a) to the Company's Quarterly Report on Form 10-Q for thequarter ended
              October 1, 1995 and incorporated herein by  reference.

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

10.1(a)       Second Amendment to the First Amendment and Restatement of the
              LaBarge, Inc. Employees  Savings Plan executed on November 30,
              1993.  Previously filed with the Securities and Exchange
              Commission on the Company's Registration Statement on Form S-3 on
              July 23, 1996 and is incorporated herein by reference.



10.1(b)       Third Amendment to the First Amendment and Restatement of the
              LaBarge, Inc. Employees Savings Plan executed on  March 24, 1994.
              Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.1(c)       Fourth Amendment to the First Amendment and Restatement of the
              LaBarge, Inc. Employees Savings Plan executed on  October 26,
              1995.  Previously filed with the Securities and Exchange
              Commission on the Company's Registration Statement on Form S-3 on
              July 23, 1996 and is incorporated herein by reference.

10.2 LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's
              Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.2(a)       First Amendment to the LaBarge, Inc. 1987 Incentive Stock Option
              Plan.  Previously filed with the Securities and Exchange
              Commission on the Company's Registration Statement on Form S-3 on
              July 23, 1996 and is incorporated herein by reference.

10.3 LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on the Company's
              Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.3(a)       First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option
              Plan.  Previously filed with the Securities and Exchange
              Commission on the Company's Registration Statement on Form S-3 on
              July 23, 1996 and is incorporated herein by reference.

10.4 Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission on the Company's
              Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

10.5          Asset Purchase Agreement dated May 15, 1996 among registrant,
              SOREP Technology Corporation and its shareholders, previously filed as Exhibit 10.i to the Company's Current Report on Form 8-K filed with the Commission on May 28, 1996 and incorporated herein by reference.

10.6 Loan Agreement dated June 25, 1996 among NationsBank, N.A., registrant, LaBarge Wireless, Inc. and LaBarge/STC, Inc.
              Previously filed with the Securities and Exchange Commission on the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.


                                                                                                 Page
                                                                                                 ----
10.7          LaBarge, Inc. 1995 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission on the Company's
              Current Report on the Company's Current Form 10-K on  September
              19, 1996 and is incorporated herein by reference.

10.8 Operating Agreement for LaBarge Clayco Wireless L.L.C., a 50%/50% joint venture between LaBarge Wireless, Inc. a wholly-owned subsidiary of LaBarge, Inc. and Clayco Construction Company.
              Previously filed with the Securities and Exchange Commission on the Company's Current Report on the Company's Current Form 10-K on
              September 19, 1996 and is incorporated herein by reference.

10.9          Amendment to Loan Agreement between NationsBank, N.A. and LaBarge,
              Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc. Previously filed with the Securities and Exchange Commission on the Company's
              Current Report on the Company's Current Form 10-Q on May 14, 1997 and is incorporated herein by reference.

27            Article 5 Financial Data Schedule.                                                 42

23(a)         Independent Auditors' Consent.                                                     12




Schedule
Number                 Description                                   Page
- -------                -----------                                   ----
II              Valuation and Qualifying Accounts.                   40-41

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




Dated:    September 4, 1997
      ------------------------




                                        LaBarge, Inc.

                                        By    s/William J. Maender/s
                                            ---------------------------------
                                            William J. Maender
                                            Vice President - Finance
                                            (Chief Financial and
                                            Accounting Officer)

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


      Signature                                        Title                                           Date
      ---------                                        -----                                           ----
 s/Pierre L. LaBarge, Jr./s                    Chairman Emeritus and Director                         8/21/97
- ------------------------------------                                                              ---------------
Pierre L. LaBarge, Jr.

                                               President (Chief Executive Officer) and
  s/Craig E. LaBarge/s                         Director                                               8/21/97
- ------------------------------------                                                              ---------------
Craig E. LaBarge


  s/J. C. Kuhn, Jr./s                          Executive Vice President (Chief
- ------------------------------------           Operating Officer) and Director                        8/21/97
J. C. Kuhn, Jr.                                                                                   ---------------

  s/William J. Maender/s                       Vice President Finance (Chief Financial
- ------------------------------------           and Accounting Officer) and Secretary                  8/21/97
William J. Maender                             Director                                           ---------------

  s/Gus G. Casten/s                            Director                                               8/21/97
- ------------------------------------                                                              ---------------
Gus G. Casten

  s/Richard P. Conerly/s                       Director                                               8/21/97
- -----------------------------------                                                               ---------------
Richard P. Conerly

  s/R. Hal Dean/s                              Director                                               8/21/97
- -----------------------------------                                                               ---------------
R. Hal Dean
                                                                                                      8/21/97
  s/Edward J. Nestor, Jr./s                    Director                                           ---------------
- -----------------------------------
Edward J. Nestor, Jr.
                                                                                                      8/21/97
  s/James P. Shanahan, Jr./s                   Director                                           ---------------
- -----------------------------------
James P. Shanahan, Jr.

  s/Jack E. Thomas, Jr./s                      Director                                               8/21/97
- -----------------------------------                                                               ---------------
Jack E. Thomas, Jr.


LABARGE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES

                                                             PAGE NUMBER
                                                             -----------
         Consolidated Financial Statements
         ---------------------------------

     Independent Auditors' Report                                 17

     Consolidated Statements of Operations,
          Years Ended June 29, 1997,
          June 30, 1996 and July 2, 1995                          18

     Consolidated Balance Sheets, June 29, 1997
          and June 30, 1996                                       19

     Consolidated Statements of Cash Flows,
          Years Ended June 29, 1997,
          June 30, 1996 and July 2, 1995                          20

     Consolidated Statements of Stockholders' Equity,
          Years Ended June 29, 1997,
          June 30, 1996 and July 2, 1995                          21

     Notes to Consolidated Financial Statements,
          Years Ended June 29, 1997,
          June 30, 1996 and July 2, 1995                        22-35

     Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations                                 36-39




                                                                 Form
                    SCHEDULE                                     10-K
                    --------                                  ----------
II - Valuation and Qualifying Accounts                           40-41

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

LaBarge, Inc.
SELECTED FINANCIAL DATA
(dollars in thousands except per share data)

                                                                    YEAR ENDED
                                     --------------------------------------------------------------------------
                                          JUNE 29,       June 30,       July 2,        July 3,      June 27,
                                            1997          1996           1995           1994         1993
- ---------------------------------------------------------------------------------------------------------------
Net sales                              $    96,666      $   75,060    $   61,646      $   73,143    $   81,582
Earnings from operations                     7,844           4,980         2,436           4,082         4,187
Pretax Earnings                              7,001           3,771         1,002           2,103         2,020
Net earnings                           $     7,735      $    3,540    $    1,321      $    2,356    $    1,915
- --------------------------------------------------------------------------------------------------------------

Net earnings per common share          $       .50      $      .23    $      .09      $      .16    $      .13
- --------------------------------------------------------------------------------------------------------------

Total assets                           $    43,459      $   41,550    $   31,608      $   44,477    $   43,362
Long-term obligations                        5,101          10,419         6,467          15,143        18,073
- --------------------------------------------------------------------------------------------------------------


Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, refinancings, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 29, 1997, there were approximately 4,000 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 1997 and 1996, as reported by the American Stock Exchange.



1996-97                             HIGH           LOW
July-September                    9    1/2      5    5/16
October-December                  7    1/8      5     3/4
January-March                     7   5/16      5   13/16
April-June                        8             6

1995-96                             HIGH           LOW
July-September                     4  7/16      2    3/8
October-December                   3 15/16      2    5/8
January-March                      5            3    1/4
April-June                        10   3/4      4    1/2

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 29, 1997 and June 30, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



s/KPMG Peat Marwick LLP/s

St. Louis, Missouri
August 8, 1997

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)



                                                                                  YEAR ENDED
                                                             ----------------------------------------------------
                                                                JUNE 29,           June 30,               July 2,
                                                                  1997               1996                 1995
- -----------------------------------------------------------------------------------------------------------------
NET SALES                                                    $     96,666         $    75,060         $    61,646
- -----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of sales                                                   77,442              61,103              51,391
   Selling and administrative expenses                             11,380               8,977               7,819
- -----------------------------------------------------------------------------------------------------------------

                                                                   88,822              70,080              59,210
- -----------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                            7,844               4,980               2,436
- -----------------------------------------------------------------------------------------------------------------

   Interest expense                                                   942               1,355               1,725
   Equity in earnings (loss) of joint venture                           4                 (93)                -
   Other income, net                                                   95                 239                 291
- -----------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                        7,001               3,771               1,002
INCOME TAX EXPENSE (BENEFIT)                                         (734)                231                (319)
- -----------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                 $      7,735         $     3,540         $     1,321
=================================================================================================================

NET EARNINGS PER COMMON SHARE                                $        .50         $       .23         $       .09
=================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING                                  15,626              15,314              15,223
=================================================================================================================

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands except per share data)




                                                                           JUNE 29,             June 30,
                                                                             1997                 1996
- --------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $   1,467            $     935
  Accounts receivable, net                                                   13,384               12,855
  Inventories                                                                14,264               17,577
  Prepaid expenses                                                              735                  286
  Deferred tax assets, net                                                    4,426                1,013
- --------------------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                     34,276               32,666
- --------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                            4,090                3,194
DEFERRED TAX ASSETS, NET                                                       -                   2,237
INVESTMENT IN JOINT VENTURE                                                     161                  157
OTHER ASSETS, NET                                                             4,932                3,296
- --------------------------------------------------------------------------------------------------------

                                                                          $  43,459            $  41,550
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                   $   -                $     400
  Current maturities of long-term debt                                        1,032                  633
  Trade accounts payable                                                      5,532                7,614
  Accrued employee compensation                                               4,537                3,302
  Other accrued liabilities                                                   1,714                1,427
- --------------------------------------------------------------------------------------------------------

    TOTAL CURRENT LIABILITIES                                                12,815               13,376
- --------------------------------------------------------------------------------------------------------

  LONG-TERM DEBT                                                              5,101               10,419
- --------------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 20,000,000
    shares; issued 15,658,230 shares at June 29, 1997
    and 15,601,891 shares at June 30, 1996                                      156                  156
  Additional paid-in capital                                                 13,468               13,416
  Retained earnings                                                          11,919                4,184
  Less stock in treasury, -0- shares at June 29,
   1997 and 187 shares at June 30, 1996                                        -                      (1)
- --------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                               25,543               17,755
- --------------------------------------------------------------------------------------------------------

                                                                          $  43,459            $  41,550
========================================================================================================

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


                                                                                           YEAR ENDED
                                                                      ----------------------------------------------------
                                                                         JUNE 29,            June 30,             July 2,
                                                                           1997               1996                 1995
- --------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                        $     7,735         $    3,540             $   1,321
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                         1,012                864                   923
      Other                                                                    (4)              (197)                 (272)
      Changes in assets and liabilities:
        Accounts receivable, net                                             (529)            (3,955)                2,118
        Inventories                                                         3,313             (2,701)               (1,040)
        Prepaid expenses                                                     (449)                20                   (89)
        Deferred taxes                                                     (1,176)               -                    (378)
        Other assets                                                       (1,175)               -                     -
        Trade accounts payable                                             (2,082)             2,514                (2,167)
        Accrued liabilities                                                 1,522              1,754                  (614)
- --------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    8,167              1,839                  (198)
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                               (1,711)            (1,102)                 (648)
  Additions to other assets                                                  (658)              (496)                 (118)
  Acquisition of SOREP Technology
  (net of cash acquired)                                                      -               (1,802)                  -
  Sale of operating facility in Flippin, Arkansas                             -                  -                   9,890
  Collection of note receivable                                               -                  621                   -
- --------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (2,369)            (2,779)                9,124
- --------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                  -                6,900                   -
  Repayments of long-term debt                                             (4,919)            (3,986)               (8,631)
  Exercise of stock warrants and options                                       52                910                   101
  Sale (purchase) of common stock from treasury                                 1                  8                   (93)
  Net change in short-term borrowings                                        (400)            (2,100)                 (300)
- --------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (5,266)             1,732                (8,923)
- --------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     532                792                     3
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                935                143                   140
- --------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $     1,467         $      935             $     143
==========================================================================================================================

See accompanying notes to consolidated financial statements.

LaBarge,  Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands except share data)


                                                  COMMON STOCK             ADDITIONAL      RETAINED            TREASURY STOCK
                                                  ------------              PAID-IN        EARNINGS            --------------
                                             SHARES       PAR VALUE         CAPITAL        (DEFICIT)         SHARES        COST
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 3, 1994                     15,166,877       $   151       $   12,494      $     (677)          -        $  -

Net earnings                                     -             -                -               1,321           -           -
Exercise of warrants                            60,439             1               60           -               -           -
Purchase of common
to treasury                                      -             -                -               -             (63,391)        (93)
Exercise of stock options                        -             -                  (44)          -              58,000          84
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 1995                     15,227,316       $   152       $   12,510      $      644          (5,391)   $     (9)

Net earnings                                     -             -                -               3,540           -           -
Exercise of warrants                           300,000             3              897           -               -           -
Purchase of common
to treasury                                      -             -                -               -             (24,221)        (88)
Exercise of stock options                       74,575             1                9           -              29,425          96
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                    15,601,891       $   156       $   13,416      $    4,184            (187)   $     (1)

NET EARNINGS                                     -              -                -              7,735            -           -
EXERCISE OF STOCK OPTIONS                       56,339          -                  52            -                187           1
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1997                    15,658,230       $   156       $   13,468      $   11,919            -           -
=================================================================================================================================


See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 1997, June 30, 1996 and July 2, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
LaBarge, Inc. and subsidiaries (the "Company") are engaged in the design, engineering, manufacturing and sale of electronic products and systems and complex interconnect assemblies. Primary markets where the Company's products are sold are: telecommunications, geophysical, medical, aerospace and defense.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Investments in 20 - 50% owned companies are
accounted for on the equity method.   Investments in less than 20% owned
companies are accounted for at cost.

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal years 1997, 1996 and 1995 consisted of 52 weeks.

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

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

CASH EQUIVALENTS
The Company considers cash equivalents to be temporary investments which are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of less than three months.

EMPLOYEE BENEFIT PLANS
The Company has a contributory savings and profit-sharing plan covering certain employees. The Company's policy is to expense and fund savings plan and profit-sharing costs as incurred.

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of annual compensation for payment upon retirement plus a guaranteed return. The program is unfunded; however, the Company purchases Company-owned life insurance contracts through which the Company will recover a portion of its cost upon the death of the employee.

EARNINGS PER COMMON SHARE
Earnings per common share is computed as net earnings divided by the weighted average number of common shares outstanding during the year. The potential dilution from the exercise of stock options is not significant.

GOODWILL AND OTHER LONG-LIVED ASSETS
Goodwill is amortized on a straight-line basis over a 10-year period. Impairment losses are recorded on goodwill and other long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets or related to the business acquired are less than the assets' carrying amount.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the financial statement disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation".

RECLASSIFICATIONS OF PRIOR YEAR AMOUNTS
Certain prior year amounts have been reclassified to conform with the current year's presentation.

NEW ACCOUNTING STANDARDS
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of this accounting standard will not have a significant impact on the computation and presentation of the Company's earnings per share.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will not impact the Company's consolidated financial statements or results of operations.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which becomes effective for fiscal years beginning after December 15, 1997. Since the company only participates in one business segment, the design, engineering, manufacturing, and sale of electronics to its customer, the adoption of SFAS No. 131 will not impact the Company's consolidated financial statements, its results of operations or the notes thereto.


2.  ACQUISITIONS AND DIVESTITURES OF BUSINESSES
Acquisition
On May 15, 1996, the Company, through its newly formed, wholly-owned subsidiary, LaBarge/STC, Inc., acquired the assets for cash of approximately $2.7 million and assumed approximately $400,000 of liabilities of SOREP Technology Corporation. The total acquisition cost exceeded the estimated fair value of the net assets acquired by $400,000 and is recorded as goodwill. The combination was accounted for by the purchase method. The results of operations of LaBarge/STC, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition.

Pro forma unaudited consolidated results of operations for fiscal 1996 and 1995, as if the acquisition had been completed at the beginning of each period, follow:

(dollars in thousands except per share data)

                                                                 YEAR ENDED
                                              ----------------------------------------------
                                                       JUNE 30,                July 2,
                                                         1996                    1995
- ---------------------------------------------------------------------------------------------
Net sales                                        $      81,699            $     64,369
- ---------------------------------------------------------------------------------------------
Net earnings from operations                             6,680                   2,445
- ---------------------------------------------------------------------------------------------
Net earnings                                             4,941                   1,210
- ---------------------------------------------------------------------------------------------
Net earnings per common share                            $ .32                   $ .08
=============================================================================================

The pro forma data has been adjusted, net of income taxes, to reflect interest expense and the amortization of goodwill. Such pro forma adjustments are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisition been effective at the beginning of each year presented.

Joint Venture
On May 7, 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless, Inc., entered into a 50%/50% joint venture -- LaBarge Clayco Wireless L.L.C. The results of operations and investment in this joint venture have been reported using the equity method of accounting.

Divestiture
On December 2, 1994, the Company divested its operation in Flippin, Arkansas. The business was sold for $10.5 million in cash and $2.9 million in assumed liabilities. $1.6 million of the proceeds plus $3.4 million in 12% Subordinated Notes, due in May 1998, were used to redeem $5 million of 15% Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt. Sales of the Flippin operation were $7.3 million in fiscal 1995 to the date of divestiture. The comparability of the results of operations for fiscal years 1996 and 1995 are affected by this divestiture.


3.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)

                                                               JUNE 29,          June 30,
                                                                1997               1996
- --------------------------------------------------------------------------------------------
 Billed shipments, net of progress payments               $      13,421       $    12,860
 Less allowance for doubtful accounts                               148               187
- --------------------------------------------------------------------------------------------
 Trade receivables --  net                                       13,273            12,673
 Other current receivables                                          111               182
- --------------------------------------------------------------------------------------------
                                                          $      13,384       $    12,855
============================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Subsequent to June 29, 1997, the Company invested an additional $2 million in TRANSMEDICA. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was reclassified to other assets, net as of June 29, 1997. With this investment the Company owns approximately 10% of TRANSMEDICA Common Stock.

Other current receivables include funds on deposit in escrow and amounts due from employees for travel advances and other miscellaneous sources.


4.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                  JUNE 29,           June 30,
                                                    1997               1996
- ------------------------------------------------------------------------------------
 Raw materials                              $      10,546           $     10,987
 Work in process                                    4,015                  7,834
- ------------------------------------------------------------------------------------
                                                   14,561                 18,821
 Less progress payments                               297                  1,244
- ------------------------------------------------------------------------------------
                                            $      14,264           $     17,577
====================================================================================

In accordance with contractual agreements, the government has a security interest in the inventories identified with related contracts for which progress payments have been received.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

                                                                                           Estimated
                                                   JUNE 29,             June 30,          useful life
                                                     1997                1996               in years
- ---------------------------------------------------------------------------------------------------------
Land                                          $         36           $        36               -
Building and improvements                            1,869                 1,869              5-33
Leasehold improvements                               1,571                 1,566              2-10
Machinery and equipment                              7,829                 7,211              2-20
Furniture and fixtures                               2,337                 1,721              3-10
Construction in progress                                34                     3               -
- ---------------------------------------------------------------------------------------------------------
                                                    13,676                12,406
Less accumulated depreciation
  and amortization                                   9,586                 9,212
- ---------------------------------------------------------------------------------
                                              $      4,090           $     3,194
=================================================================================

Property, plant and equipment depreciation and amortization expenses were $816,000, $695,000 and $739,000 for the fiscal years ended June 29, 1997, June 30, 1996 and July 2, 1995, respectively.

6.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                        JUNE 29,          June 30,
                                                                         1997               1996
- -------------------------------------------------------------------------------------------------------
 SHORT-TERM BORROWINGS:
   Revolving credit agreement:
     Balance at period end                                         $      -           $       400
     Interest rate at period end                                         6.88%               8.25%
     Average amount of short-term borrowings
       outstanding during period                                   $    1,484         $     5,823
     Average interest rate for period                                    7.47%              10.07%
     Maximum short-term borrowings
       at any month end                                            $    3,060         $     9,800
=======================================================================================================
 LONG-TERM DEBT:
   Senior lender:
     Revolving credit agreement                                    $    2,000         $     4,500
     Term loan                                                          4,000               3,000
   12% Subordinated Notes                                                -                  3,386
   Industrial revenue bond due
     semiannually through 2001, interest at 5%                            110                 134
   Other                                                                   23                  32
- -------------------------------------------------------------------------------------------------------
                                                                        6,133              11,052
   Less current maturities                                              1,032                 633
- -------------------------------------------------------------------------------------------------------

     Total long-term debt, less current maturities                 $    5,101         $    10,419
=======================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in 1997, 1996 and 1995 were $900,000, $1.4 million and $1.8 million, respectively.

In February 1997, the Company redeemed all $3.4 million of 12% Subordinated Notes due in May 1998 for cash.

SENIOR LENDER
On March 20, 1997, the Company entered into an amended credit agreement with NationsBank, N.A. (successor to Boatmen's National Bank), its senior lender. The revised four-year unsecured lending agreement provides a $4.0 million term loan payable in quarterly installments of $250,000 beginning June 30, 1997 and a $17.0 million working capital revolver. The interest rate on both loans is variable based on a ratio of senior debt to earnings and is available as either a premium over LIBOR or a discount from prime rate at the Company's option.

Through various performance criterion, this rate can be lowered to 150 basis points below prime, or at the Company's option, 75 basis points over LIBOR. At June 29, 1997, the Company is at the lowest rates possible under the agreement, currently which ranges from 6.53% to 7%. Under the terms of the agreement, the Company pays a .20% fee on committed but unused funds.

The aggregate maturities of long-term obligations are as follows:

             (dollars in thousands)
             FISCAL YEAR
             ---------------------------------------------------------
             1998   . . . . . . . . . . . . . . . . . . . . .   $1,032
             1999   . . . . . . . . . . . . . . . . . . . . .    1,033
             2000   . . . . . . . . . . . . . . . . . . . . .    1,035
             2001   . . . . . . . . . . . . . . . . . . . . .    3,033
             2002   . . . . . . . . . . . . . . . . . . . . .      -
             ---------------------------------------------------------


7.  OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2007. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

At June 29, 1997, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

             (dollars in thousands)
             FISCAL YEAR
             ---------------------------------------------------------
             1998   . . . . . . . . . . . . . . . . . . .   $1,175
             1999   . . . . . . . . . . . . . . . . . . .      964
             2000   . . . . . . . . . . . . . . . . . . .      707
             2001   . . . . . . . . . . . . . . . . . . .      670
             2002 . . . . . . . . . . . . . . . . . . . .      702
             ---------------------------------------------------------


    Rental expense under operating leases is as follows:
     (dollars in thousands)

                                                                            YEAR ENDED
                                                     -----------------------------------------------------
                                                         JUNE 29,             June 30,             July 2,
                                                           1997                 1996                 1995
- ----------------------------------------------------------------------------------------------------------
 Initial term of more than one year                  $     1,150           $     860            $     933
 Short-term rentals                                          341                 390                  300
- ----------------------------------------------------------------------------------------------------------
                                                     $     1,491           $   1,250            $   1,233
==========================================================================================================


8.  EMPLOYEE BENEFIT PLANS

The Company has a contributory profit-sharing plan which qualifies under
Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 1997, 1996 and 1995, Company matching contributions were $187,000, $141,000 and $136,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for the years ended June 29, 1997,

June 30, 1996 and July 2, 1995.

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

To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan were $63,000, $45,000 and $37,000 for the guaranteed return; and ($20,000), ($8,000) and
$2,000 of (income) expense for the Company-owned insurance in 1997, 1996 and 1995, respectively. The cash surrender value of the company-owned life insurance is in other assets and was $669,000 at June 29, 1997 compared to $525,000 at June 30, 1996. The liability for the deferred compensation is in accrued employee compensation and was $906,000 at June 29, 1997 versus $622,000 at June 30, 1996.


9.  OTHER INCOME, NET

The components of other income, net are as follows:
(dollars in thousands)

                                                                                YEAR ENDED
                                                             ---------------------------------------------
                                                                JUNE 29,         June 30,         July 2,
                                                                  1997             1996            1995
- ----------------------------------------------------------------------------------------------------------
 Interest income                                               $     96         $    152        $    131
 Gain on disposal of
   operating facility in Flippin, Arkansas                            -               -              154
 Other, net                                                          (1)              87               6
- ----------------------------------------------------------------------------------------------------------
                                                               $     95         $    239        $    291
==========================================================================================================

10.  INCOME TAXES

Income tax expense (benefit) attributable to earnings from continuing operations consists of:

(dollars in thousands)
                                         CURRENT                DEFERRED              TOTAL
                                         -------                --------              -----
YEAR ENDED JUNE 29, 1997:
    U.S. FEDERAL                      $     134              $    (1,176)         $    (1,042)
    STATE AND LOCAL                         308                     -                     308
                                            ---                   -------              -------
                                      $     442              $    (1,176)         $      (734)
                                            ===                   =======              =======

Year ended June 30, 1996:
    U.S. Federal                      $      72              $      -             $        72
    State and Local                         159                     -                     159
                                            ---                   -------              -------
                                      $     231              $      -             $       231
                                            ===                   =======              =======

Year ended July 2, 1995:
    U.S. Federal                      $      19              $      (321)         $      (302)
    State and Local                          40                      (57)                 (17)
                                            ---                   -------              -------
                                      $      59              $      (378)         $      (319)
                                            ===                   =======              =======


Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

(dollars in thousands)
                                                        JUNE 29,          June 30,         July 2,
                                                          1997              1996             1995
- ------------------------------------------------------------------------------------------------------
 Computed "expected" tax expense                     $    2,380         $   1,282         $    341
 Increase (reduction) in income taxes
  resulting from:
    Change in valuation allowance                        (3,616)           (1,163)            (672)
    State and local tax                                     183               110               26
    Other                                                   319                 2              (14)
- ------------------------------------------------------------------------------------------------------
                                                     $     (734)        $     231         $   (319)
======================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


   (dollars in thousands)

                                                                                JUNE 29,                June 30,
                                                                                  1997                    1996
- ------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Inventories due to additional costs inventoried
    for tax purposes pursuant to the Tax Reform
    Act of 1986 and inventory reserves                                       $      468              $      273
  Other                                                                           1,004                     680
  Net operating loss carryforwards                                                2,748                   5,665
  Tax credit carryforwards                                                          584                     511
- ------------------------------------------------------------------------------------------------------------------
       TOTAL GROSS DEFERRED TAX ASSETS                                            4,804                   7,129
       LESS VALUATION ALLOWANCE                                                    -                      3,616
- ------------------------------------------------------------------------------------------------------------------

        NET DEFERRED TAX ASSETS                                                   4,804                   3,513
- ------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
  Property, plant and equipment, principally
    due to differences in depreciation and
    capitalized interest                                                           (282)                   (182)
  Software amortization                                                             (96)                    (81)
- ------------------------------------------------------------------------------------------------------------------

       TOTAL GROSS DEFERRED TAX LIABILITIES                                        (378)                   (263)
- ------------------------------------------------------------------------------------------------------------------
       NET DEFERRED TAX ASSETS                                               $    4,426              $    3,250
==================================================================================================================



A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the tax benefits which will be realized from future profitability which can be predicted with reasonable certainty. The effect of management's estimates in fiscal 1997 resulted in $1.2 million in incremental tax benefits for the year which increased net earnings $1.2 million or $.08 per common share.

The net change in the total valuation allowance for the years ended June 29, 1997 and June 30, 1996 were decreases of $3.6 million and $1.2 million, respectively.

At June 29, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $8.0 million which are available to offset future federal taxable income through 2004. In addition, the Company has alternative minimum tax credit carryforwards and investment tax credits of approximately $584,000 which are available to reduce future regular federal income taxes.

Total cash payments for income taxes in all years presented were not significant.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the unsecured, senior lending agreement are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently and accrue interest at rates which generally fluctuate with interest rate trends.


12.  INDUSTRY SEGMENT INFORMATION

The Company is engaged in the design, engineering, manufacturing and sale of electronic systems and devices and complex cables and wiring harnesses principally for the telecommunications, geophysical, medical, aerospace and defense markets.

Customers accounting for more than 10% of net sales for the years ended June 29, 1997, June 30, 1996 and July 2, 1995 follow:

                 Customer                                         1997        1996         1995
                 --------------------------------------------------------------------------------
                 1  . . . . . . . . . . . . . . . . . . . .       24%          26%          34%
                 2  . . . . . . . . . . . . . . . . . . . .       14            4            4
                 3    . . . . . . . . . . . . . . . . . . .       11           25            1
                 --------------------------------------------------------------------------------


Sales for export did not exceed 10% of sales in any fiscal year.


13.  LITIGATION AND CONTINGENCIES

The Company is involved in litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of the litigation will not have a material adverse effect on the operating results, financial position or cash flows of the Company.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands except per share data)

 1997                                                    FIRST                SECOND               THIRD                FOURTH
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $     21,923        $     24,102          $    25,230         $    25,411
Gross profit                                               4,756               5,016                4,774               4,678

Earnings from operations
  before income taxes                                      1,496               1,653                1,774               2,078
Income tax expense (benefit)                                  96                 106                   98              (1,034)

Net earnings                                        $      1,400        $      1,547          $     1,676         $     3,112

Net earnings per common share                              $ .09               $ .10                $ .11               $ .20
==================================================================================================================================
 1996                                                    First               Second               Third               Fourth
- ----------------------------------------------------------------------------------------------------------------------------------

Net sales                                           $     13,361        $     14,910          $    21,424         $    25,365
Gross profit                                               2,039               2,427                4,041               5,450
Earnings from operations
  before income taxes                                         92                 441                1,303               1,935
Income tax expense                                             5                  27                   86                 113

Net earnings                                        $         87        $        414          $     1,217         $     1,822

Net earnings per common share                              $ .01               $ .03                $ .08               $ .12
==================================================================================================================================

During fiscal 1997, management revised its estimate as to the future realizable value of its net tax operating loss carry forwards. This revaluation resulted in $1.2 million of incremental tax benefits in the fourth quarter and for the year which increased net earnings by the same amount and earnings per share by $.08.

Due to the acquisition of SOREP Technology Corp. in the fourth quarter of fiscal 1996, the comparability of quarterly data is impacted.

The significant increase in sales and profits in the third and fourth quarters of 1996 is largely due to sales to the telecommunication market.



15.  STOCK OPTION PLANS

The Company has three incentive stock option plans for key management personnel. Under the 1987 Plan, the Company was authorized to grant options for up to 200,000 shares of common stock. The 1993 Plan authorized 300,000
shares to be granted.   The 1995 Plan authorized 400,000 shares to be granted.
Under all plans, the term of the granted options are ten years and the vesting period is two years.

Information regarding these option plans for 1997, 1996 and 1995 is:

                                                                                                                      WEIGHTED-
                                                           WEIGHTED-           NUMBER OF         WEIGHTED-            AVERAGE
                                             NUMBER        AVERAGE              SHARES            AVERAGE            FAIR VALUE
                                            OF SHARES    EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE      GRANTED OPTIONS
- ------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 3, 1994                  262,000        $   .99               97,000          $    .68
Granted                                      115,000           1.39
Exercised                                    (58,000)           .93
- ------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 2, 1995                  319,000        $  1.19              107,000          $   1.02
Granted                                       50,000           4.18                                                  $   1.48
Exercised                                   (104,000)          1.02
- ------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JUNE 30, 1996                 265,000        $  1.82              187,000          $   1.13
GRANTED                                       91,775           6.65                                                  $   3.08
EXERCISED                                    (60,000)          1.29
- ------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JUNE 29, 1997                 296,775        $  3.42              155,000          $   1.26
====================================================================================================================================

The following table summarizes information about stock options outstanding:


                                                      Options Outstanding                            Options Exercisable
- -----------------------------------------------------------------------------------------------------------------------------------
                                                            WEIGHTED-
                                                            AVERAGE             WEIGHTED-                              WEIGHTED-
                                            NUMBER          REMAINING           AVERAGE            NUMBER              AVERAGE
RANGE OF                                  OUTSTANDING       CONTRACTUAL         EXERCISE          EXERCISABLE          EXERCISE
EXERCISE PRICES                          AT 6/29/97         LIFE (YEARS)         PRICE            AT 6/29/97             PRICE
- -----------------------------------------------------------------------------------------------------------------------------------
  $    .66 - 1.24                           80,000             1.5             $    1.13             80,000           $     1.13
      1.31 - 1.44                           75,000             4.5                  1.40             75,000                 1.40
      3.98 - 4.38                           50,000             5.5                  4.18              -                    -
      5.97 - 7.24                           91,775             8.0                  6.65              -                    -
- -----------------------------------------------------------------------------------------------------------------------------------
  $    .66 - 7.24                          296,775                                                  155,000
===================================================================================================================================

All stock options are granted at fair market value of the common stock at the grant date.

The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS 123, the Company's pro forma net income and earnings per share for 1997 would have been $7.6 million and $.49 per share, respectively, and $3.4 million and $.22 per share in fiscal 1996, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; expected dividend yield of 0%; expected life of three years and expected volatility of 60%.

16.  WARRANTS

On May 28, 1996, warrants for 300,000 shares of common stock were exercised at $3 per share by the Company's former lender. These warrants were issued in 1992 as part of a refinancing. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register these shares for sale by the holder thereof.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


GENERAL
Statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; lack of acceptance by the market of the Laser Lancet(R) developed for TRANSMEDICA; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; and the availability, amount, type and cost of financing for the Company and any changes to that financing.

OVERVIEW
LaBarge, Inc. designs, engineers and manufactures sophisticated electronic assemblies and complex interconnect systems on a custom basis for its customers. As such, the Company relies heavily on establishing new and maintaining existing partnering arrangements with its customers. The customers are primarily in the telecommunication (wireless), geophysical, commercial aerospace, defense and medical markets.

SIGNIFICANT EVENTS
The Company has designed and developed the Laser Lancet(R), a small medical laser, for TRANSMEDICA, under a technology licensing agreement from TRANSMEDICA. TRANSMEDICA received FDA clearance in April 1997 to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. The Company will manufacture the Laser Lancet(R) for distribution by TRANSMEDICA. The method for such distribution is under review by TRANSMEDICA; and, until such plan is finalized, the Company cannot estimate the impact on future sales. To date, limited shipments of the product have been made.

In March 1997, the Company entered into a revised and amended unsecured lending agreement with NationsBank, N.A. replacing its former agreement with NationsBank, N.A. established in June 1996. The new agreement provided for a $4 million term loan requiring quarterly amortization of $250,000 beginning June 30, 1997 and a $17 million revolving working capital facility.

In March 1997, the Company announced it had received a two-year contract valued at $12.4 million to continue production of electronic assemblies for the U.S. Navy's AEGIS Weapons System from Lockheed Martin - Government Electronics Systems. This continues a program which the Company started in 1990 and for which it has received three awards for excellence.

Other significant orders announced during the year were: $3.7 million from USBI for cable assemblies for the Space Shuttle; $2.9 million from Sensis Corporation to produce printed circuit board assemblies for a new U.S. Marine Corps Radar System; and $1.4 million from Lockheed Martin to produce printed circuit board assemblies for use in a U.S. Air Force Radar System.

During the year, the Company continued to expand its commercial customer base.
The

Company is focusing its resources primarily on users of electronic equipment in the telecommunications, geophysical, medical and aerospace markets. For the year, sales to commercial customers totaled approximately 52% of the Company's total sales versus 48% to defense customers. This compares with commercial sales of 54% in fiscal 1996 and 42% in fiscal 1995.

Backlog at June 29, 1997, was approximately $61.3 million of which 60% was for defense products and 40% was for commercial products. Of the backlog, $7.2 million is not due to ship for more than one year. Management believes this backlog provides a solid base for future years.

In fiscal 1996, the Company, through its wholly-owned subsidiary LaBarge/STC, Inc., acquired SOREP Technology Corporation in Houston, Texas. LaBarge/STC, Inc. manufactures electronic assemblies primarily used in the oil and gas industry. This acquisition furthered the Company's expansion in the geophysical market.

Also in fiscal 1996, the Company announced the formation of LaBarge Clayco Wireless L.L.C., which is a 50%/50% joint venture of LaBarge Wireless, Inc., a wholly-owned subsidiary of LaBarge, Inc. and Clayco Construction Company. LaBarge Clayco Wireless provides engineering, project management, construction, installation and testing services for the wireless telecommunications industry.

This joint venture complements the Company's activities in the design and manufacture of sophisticated cable assemblies and electronic products used in wireless telecommunications.

On December 2, 1994 (fiscal 1995), the Company sold its manufacturing operation in Flippin, Arkansas, for $10.5 million in cash and $2.9 million in assumed
liabilities.  The proceeds were used to  reduce debt.   Sales of $7.3 million
from the Flippin operation were included in Company sales in fiscal 1995. Flippin sales in fiscal 1994 were $19.0 million. This affects the comparability of certain values year to year.

RESULTS OF OPERATIONS   1997 - 1996 - 1995
SALES
Net sales for fiscal year 1997 were $96.7 million, up 29% from the $75.1 million in fiscal 1996 and compared with $61.6 million in fiscal 1995.


The sales increase in 1997 can be attributed primarily to growth in the geophysical and aerospace markets, and to a lesser extent, the defense market. The increase in geophysical is primarily attributable to the acquisition of SOREP Technology in late fiscal 1996. Sales to the telecommunications market were lower than expected due to delays in the build-out of the PCS infrastructure and due to design changes for products to one customer (Nortel). This impacted the second half of fiscal 1997 and will continue to do so in the first and second quarters of 1998 as the Company works to replace this decrease in business. Management expects to see continued growth in fiscal 1998.

Sales to the defense industry were approximately $46 million in fiscal 1997, $37 million in 1996 and $35 million in 1995. Sales to 10 customers accounted for 75.9% of revenues in fiscal 1997. Sales to units of Lockheed Martin accounted for 23.9% of revenue; to units of Schlumberger -- 13.8% and to Nortel
- -- 11.4%.

GROSS MARGIN
Gross margin as a percentage of net sales increased in 1997 due to the higher volume of sales in relation to fixed costs. Gross margin in 1997 was 19.9% compared with 18.6% in 1996 and 16.6% in 1995.

SELLING AND ADMINISTRATIVE EXPENSES
Selling and administrative expenses were $11.4 million in 1997 versus $9.0 million in 1996 and $7.8 million in 1995. This increase in cost reflects increased marketing efforts, improvements in systems and new employment to support future anticipated growth.

OTHER
Interest expense in 1997 is down compared with prior years due to the lower debt level throughout the period. In fiscal 1997 interest expense was $900,000 million versus $1.4 million in fiscal 1996 and $1.7 million in 1995. Interest costs are expected to decrease again in fiscal 1998, barring any significant rate increases during the year.

In the category shown as "Equity in gain (loss) of joint venture," $4,000 gain in fiscal 1997 and a $93,000 loss in fiscal 1996, represents the Company's 50% portion of the gain (loss) sustained by LaBarge Clayco Wireless L.L.C. during the respective periods. The results of operation of the joint venture are being reported using the equity method of accounting.

Other income, net, includes interest income from notes receivable and miscellaneous short-term and overnight investments. In addition, other items of income or expense not classified elsewhere, or minor in amount, are included in this heading. For fiscal 1997, the amount was $95,000 compared with $239,000 in 1996 and $291,000 in 1995.

PRETAX EARNINGS
Pretax earnings in fiscal 1997 were $7.0 million, up 86% compared with $3.8 million in fiscal 1996 and compared with $1.0 million in fiscal 1995.

TAX BENEFITS
In accordance with SFAS 109, management revalued its net deferred tax assets in fiscal 1997 to reflect its expectation that it is more likely than not the tax benefits will be realized. This revaluation resulted in $1.2 million in incremental tax benefits in fiscal 1997 which increased net earnings by the same amount or added $.08 to net earnings per share. Deferred tax assets were $4.4 million at June 29, 1997.

NET EARNINGS
Net earnings for 1997 were $7.7 million compared with $3.5 million in 1996 and $1.3 million in 1995. Earnings per common share were $.50 in 1997, $.23 in 1996 and $.09 in 1995.

In the future, all earnings will be reported on a fully taxed basis which will cause earnings and earnings per share to be reported approximately 32% lower than in previous years. Had earnings been fully taxed in fiscal 1997, earnings per share would have been $.28 versus $.15 in fiscal 1996 and $.05 in fiscal 1995 on the same fully taxed basis.

FINANCIAL CONDITION AND LIQUIDITY
Prior to fiscal 1997, the Company took important steps to improve its financial condition and position itself to grow in new commercial markets.


During 1995, the Company sold its operation in Flippin, Arkansas for $10.5 million in cash and $2.9 million in assumed liabilities. The Company used $1.6 million of the proceeds plus $3.4 million in new 12% Subordinated Notes due in 1998 to redeem all $5.0 million of 15%

Subordinated Notes due in 1997. The balance of the proceeds were used to reduce senior debt. As a result of the Flippin sale and the subsequent debt reduction, the Company's balance sheet was significantly strengthened in 1995.

During 1996, warrants to purchase 300,000 shares of common stock of the Company were exercised at $3 per share. The warrants were originally issued to the Company's then senior lender as part of a 1992 refinancing. This exercise provided $900,000 in additional equity to the Company.

In 1997, the Company entered into a revised and amended four-year loan agreement with NationsBank, N.A. which provides sufficient working capital to finance the anticipated internal growth of the Company over the next three years. The agreement provides for a $4.0 million term loan and a $17.0 million revolving credit facility. Both loans are unsecured and expire February 1, 2001. The entire facility bears interest at the prevailing prime rate or below. On June 29, 1997, the Company had $15.0 million in its revolving credit line available.

In February 1997, the Company redeemed all $3.4 million of 12% Subordinated Notes due in 1998, which further reduced interest costs.

The aggregate maturities of all debt over the next three years, excluding the revolving credit agreement, are $1.1 million in 1998, $1.1 million in 1999 and $1.0 million in 2000. The Company expects to meet these obligations with cash generated from operations and available funds under its revolving credit agreement.

Stockholders' equity increased to $25.5 million at June 29, 1997 from $17.8 million at June 30, 1996 and $13.3 million at July 2, 1995. Debt was $6.1 million at June 29, 1997, $11.5 million at June 30, 1996 and $10.6 million at July 2, 1995.

During the fiscal year 1997, the Company generated $8.2 million in cash from operating activities which it used to redeem $3.4 million in 12% Subordinated Notes, $1.9 million in bank borrowing and $1.7 million to purchase additional equipment for operating the business.

As of June 29, 1997, accounts receivable were up $500,000 compared with the prior year end. Inventories were down $3.3 million from the prior year end due to the change in product mix. Trade accounts payable were down $2.0 million due to continued efforts to pay all vendors within terms.

Subsequent to year end, the Company invested $2.0 million in TRANSMEDICA. The Company converted $1.2 million of other assets, net plus $800,000 in cash as payment for this investment.

At June 29, 1997, the Company's capital structure consisted of $25.5 million of common stockholders' equity and $6.1 million of debt.

                                                                     Schedule II


                                 LABARGE, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                           YEARS ENDED JUNE 29, 1997
                         JUNE 30, 1996 AND JULY 2, 1995




Allowance for Doubtful Accounts

This account represents amounts which may become uncollectible in future periods.

                                  Balance               Additions                                   Balance
                                 Beginning             Charged to                                   End of
           Year                  of Period               Expense              Deductions            Period
        ----------               ----------            -----------            ----------           ---------


          1995                   $    140               $ 28                 $    -                 $168

          1996                        168                 59                     40                  187

          1997                        187                  -                     39                  148



Inventory Reserve

This account is used to write-off inventory which becomes valueless in future periods, but as of the balance sheet date, is included at cost.

                                Balance              Additions       Deductions                   Balance
                               Beginning            Charged to    from Reserve                    End of
           Year                of Period              Expense      for Write-offs                 Period
         ---------            -----------           -----------    --------------               ----------

           1995                   $517                 $ 369                 $ 786                $100

           1996                    100                   330                   233                 197

           1997                    197                   750                   504                 443


Deferred Tax Asset Valuation Allowance

This account is used to reduce the value of the Company's Deferred Tax Asset as a result of Net Loss Carryforwards from prior periods.



                                                      Increases                Decreases
                               Balance              Due to Lower            Due to Earnings             Balance
                              Beginning               Expected             & Higher Expected            End of
           Year               of Period             Value of Asset           Value of Asset             Period
         ---------           -----------            --------------         -------------------        ----------

          1995               $5,451                 $  -                     $  672                      $ 4,779

          1996                4,779                    -                      1,163                        3,616

          1997                3,616                    -                      3,616                            -
