Form 10-K405/A
period 1997-06-29
LABARGE INC
filed 1997-09-22
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                              Commission file
ended June 29, 1997                                               number 1-5761
--------------------                                             ---------------

                                 LABARGE, INC.
--------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)

Delaware                                                              73-0574586
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)

9900-A Clayton Road,   St. Louis,   Missouri                           63124
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

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ----     -----

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




Dated:    September 22, 1997
       ---------------------------




                                          LaBarge, Inc.

                                          By   /s/ William J. Maender
                                             ---------------------------
                                               William J. Maender
                                               Vice President - Finance
                                               (Chief Financial and
                                                Accounting Officer)

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


       Signature                          Title                                           Date
       ---------                          -----                                           ----

 s/Pierre L. LaBarge, Jr./s
------------------------------
Pierre L. LaBarge, Jr.            Chairman Emeritus and Director                         8/12/97
                                                                                     ---------------

 s/Craig E. LaBarge/s                                                                    8/12/97
------------------------------                                                       ---------------
Craig E. LaBarge                  President (Chief Executive Officer) and
                                  Director
  s/William J. Maender/s                                                                 8/12/97
------------------------------                                                       ---------------
William J. Maender                Vice President-Finance (Chief Financial
                                  and Accounting Officer) and Secretary

  s/Gus G. Casten/s                                                                      8/12/97
------------------------------                                                       ---------------
Gus G. Casten                     Director

  s/Richard P. Conerly/s                                                                 8/12/97
------------------------------                                                       ---------------
Richard P. Conerly                Director

  s/R. Hal Dean/s                                                                        8/12/97
------------------------------                                                       ---------------
R. Hal Dean                       Director

  s/J. C. Kuhn, Jr./s                                                                    8/12/97
------------------------------                                                       ---------------
J. C. Kuhn, Jr.                   Director

  s/ Edward J. Nestor, Jr./s                                                             8/12/97
------------------------------                                                       ---------------
Edward J. Nestor, Jr.             Director

  s/James P. Shanahan, Jr./s                                                             8/12/97
------------------------------                                                       ---------------
James P. Shanahan, Jr.            Director

  s/Jack E. Thomas, Jr./s                                                                8/12/97
------------------------------                                                       ---------------
Jack E. Thomas, Jr.               Director
