Form 10-Q
period 1997-09-28
LABARGE INC
filed 1997-11-06
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 28, 1997        Commission file number:  1-5761
-------------------------------------------------------------------------------

                                 LaBarge, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                        73-0574586
------------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                     Identification No.)


          P.O. Box 14499, St. Louis, Missouri                    63178
------------------------------------------------------------------------------------
                  (Address)                                    (Zip Code)



                                 (314) 997-0800
------------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)


------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of September 28, 1997. 15,658,230 common stock.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (dollars in thousands except per share data)


                                                              THREE MONTHS ENDED
                                                        SEPTEMBER 28,     September 29,
                                                           1997               1996
------------------------------------------------------------------------------------------

NET SALES                                                $   21,492           $   21,923
----------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales                                               16,805               17,167
 Selling and administrative expenses                          2,981                2,859
----------------------------------------------------------------------------------------

                                                             19,786               20,026
----------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                      1,706                1,897
----------------------------------------------------------------------------------------

 Interest expense                                               130                  288
 Equity in joint venture                                        (94)                (133)
 Other income, net                                               24                   20
----------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                  1,506                1,496
Income tax expense                                              556                   96
----------------------------------------------------------------------------------------

NET EARNINGS                                             $      950           $    1,400
========================================================================================

NET EARNINGS PER COMMON SHARE                            $      .06           $      .09
----------------------------------------------------------------------------------------

Average common shares outstanding                            15,658               15,605
========================================================================================


See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                             (dollars in thousands)


                                                                            SEPTEMBER 28,        June 29,
                                                                                1997               1997
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                   $      171           $   1,467
 Accounts receivable, net                                                        14,179              13,384
 Inventories                                                                     16,339              14,264
 Prepaid expenses                                                                 1,459                 735
 Deferred tax assets, net                                                         3,966               4,426
-----------------------------------------------------------------------------------------------------------

  TOTAL CURRENT ASSETS                                                           36,114              34,276
-----------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                4,325               4,090
INVESTMENT IN JOINT VENTURE                                                          68                 161
OTHER ASSETS, NET                                                                 5,917               4,932
-----------------------------------------------------------------------------------------------------------

                                                                             $   46,424           $  43,459
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-term borrowings                                                       $    2,030           $       -
 Current maturities of long-term debt                                             1,032               1,032
 Trade accounts payable                                                           6,625               5,532
 Accrued liabilities                                                              5,408               6,251
-----------------------------------------------------------------------------------------------------------

  TOTAL CURRENT LIABILITIES                                                      15,095              12,815
-----------------------------------------------------------------------------------------------------------

 Long-term debt                                                                   4,836               5,101
-----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value.  Authorized 20,000,000 shares;
  issued 15,658,230 shares at September 28, 1997
  and 15,658,230 shares at June 29, 1997                                            156                 156
 Additional paid-in capital                                                      13,468              13,468
 Retained earnings                                                               12,869              11,919
-----------------------------------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY                                                      26,493              25,543
-----------------------------------------------------------------------------------------------------------

                                                                             $   46,424           $  43,459
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)

                                                                       THREE MONTHS ENDED
                                                               SEPTEMBER 28,       September 29,
                                                                   1997                1996
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                   $    950            $   1,400
 Adjustments to reconcile net cash used
  by operating activities:
   Loss in equity of joint venture                                    94                  133
   Depreciation and amortization                                     269                  236
   Changes in assets and liabilities:
    Accounts receivable, net                                        (795)                 352
    Inventories                                                   (2,075)              (3,372)
    Prepaid expenses                                                (724)                  19
    Trade accounts payable                                         1,093               (1,351)
    Accrued liabilities                                             (843)                (265)
    Deferred taxes                                                   457                    -
---------------------------------------------------------------------------------------------

    NET CASH USED BY OPERATING ACTIVITIES                         (1,574)              (2,848)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant and equipment                         (453)                (204)
 Additions to other assets                                        (1,035)                 (26)
---------------------------------------------------------------------------------------------

     NET CASH USED BY INVESTING ACTIVITIES                        (1,488)                (230)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                       (264)                 (17)
 Exercise of stock warrants and options                                -                   26
 Purchase of common stock to treasury                                  -                   (1)
 Net change in short-term borrowings                               2,030                2,570
---------------------------------------------------------------------------------------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,766                2,578
---------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,296)                (500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,467                  935
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    171            $     435
=============================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at September 28, 1997 and June 29, 1997, the related consolidated statements of operations for the three months ended September 28, 1997 and September 29, 1996 and the consolidated statements of cash flows for the three months ended September 28, 1997 and September 29, 1996 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997.


2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)

                                                                                  SEPTEMBER 28,        June 29,
                                                                                      1997               1997
----------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                        $   13,515        $   13,421
Unbilled costs and accrued profits, net of progress payments                             743                 -
--------------------------------------------------------------------------------------------------------------
Trade receivables - gross                                                             14,258            13,421
Less allowance for doubtful accounts                                                     149               148
--------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                               14,109            13,273
Other current receivables                                                                 70               111
--------------------------------------------------------------------------------------------------------------
                                                                                  $   14,179        $   13,384
==============================================================================================================

Unbilled amounts represent revenues recognized on contracts less progress payments received for which billings have not been presented to the customers at the balance sheet date. Unbilled amounts were billed in the month following the closing date.

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.

3.  OTHER ASSETS, NET

During the quarter, the Company invested an additional $2.0 million in TRANSMEDICA INTERNATIONAL, INC. ("TRANSMEDICA"), formerly Venisect, Inc. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was included in other assets, net as of June 29, 1997. With this investment the Company owns approximately 9.5% of TRANSMEDICA's Common Stock.


4.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                             SEPTEMBER 28,        June 29,
                                                 1997              1997
---------------------------------------------------------------------------
Raw materials                              $    11,235          $  10,546
Work in process                                  5,718              4,015
-------------------------------------------------------------------------
                                                16,953             14,561
Less progress payments                             614                297
-------------------------------------------------------------------------
                                           $    16,339          $  14,264
=========================================================================

In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


5.  SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)

                                                       SEPTEMBER 28,          June 29,
                                                         1997                  1997
----------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
 Revolving credit agreement:
  Balance at period-end                                $  2,030              $       -
  Interest rate at period-end                             6.83%                   6.88%
  Average amount of short-term borrowings
   outstanding during period                           $  1,243              $    1,484
  Average interest rate for period                        7.12%                   7.47%
  Maximum short-term borrowings
   at any month-end                                    $  2,090              $    3,060
=======================================================================================

                                                           SEPTEMBER 28,      June 29,
                                                               1997            1997
-------------------------------------------------------------------------------------------
LONG-TERM DEBT:
 Senior lender:
  Revolving credit agreement                                $  2,000         $     2,000
  Term loan                                                    3,750               4,000
Industrial revenue bond due semiannually
 through 2001, interest at 5%                                     97                 110
Other                                                             21                  23
----------------------------------------------------------------------------------------

                                                               5,868               6,133
Less current maturities                                        1,032               1,032
----------------------------------------------------------------------------------------

      Total long-term debt, less current maturities         $  4,836         $     5,101
========================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.


6.  EARNINGS PER COMMON SHARE

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

Earnings per common share is based on the weighted average number of shares outstanding during the period (i.e., quarter or year to date). Also outstanding are the following common stock options: 205,000 shares currently exercisable at $.66 to $4.37 and 167,288 shares with exercise prices ranging from $5.86 to $7.24 which are not exercisable at this time. Due to the insignificant percentage of options outstanding to the total number of common shares outstanding, the options are not considered dilutive common stock equivalents for the purposes of the earnings per share calculation.


7.  INCOME TAXES

The Company is now reporting net earnings on a fully taxed basis. This is the result of the revaluation at year end fiscal 1997 of the Company's deferred tax assets, including its tax loss carryforwards. Thus, net earnings for the quarter ending September 28, 1997 were $950,000 or

$.06 per share compared with $1,400,000 or $.09 per share for quarter ended September 29, 1996. Comparably taxed first quarter 1997 net earnings would have been $943,000 or $.06 per share.

At June 29, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $8.0 million which are available to offset future federal taxable income through 2004. In addition, the Company has alternative minimum tax credit carryforwards and investment tax credits of approximately $584,000 which are available to reduce future regular federal income taxes.


8.  CASH FLOWS

Total cash payments for interest for the three months ended September 28, 1997 were $93,000 compared to $186,000 for the three months ended September 29, 1996.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Statements contained in this Report which are not historical facts are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. For a summary of important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward looking statements, see the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997, which is on file with the Securities and Exchange Commission and available to stockholders from the Company.

LaBarge, Inc. designs, engineers and manufactures sophisticated electronic assemblies and complex interconnect systems on a custom basis for its customers. As such, the Company relies heavily on establishing new and maintaining existing relationships with its customers. The customers are primarily in the commercial aerospace, defense, geophysical, medical and wireless telecommunication markets. The Company employs approximately 800 people.

The Company's backlog of firm, unshipped orders at September 28, 1997 was approximately $64.9 million compared to $63.8 million at September 29, 1996. The backlog at September 28, 1997 consisted of approximately $45.1 million for various defense products, and approximately $19.8 million for commercial products. Approximately $6.6 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts.

For the three months ended September 28, 1997, approximately 54.2% of the Company's sales were defense related while 45.8% were commercial. Commercial markets included aerospace (9.3%), geophysical (22.4%), telecommunications (4.9%), and other (9.2%). Two customers each account for in excess of 10% of total sales for the three months: one in the aerospace/defense market at 23% of total sales; one in the geophysical market at 12% of total sales.

The Company has designed and developed the Laser Lancet(R), a small medical laser, for TRANSMEDICA under a licensing agreement from TRANSMEDICA. On April 16, 1997, TRANSMEDICA received clearance from the U.S. Food and Drug Administration (FDA) to market and manufacture the device for the purpose of perforating the skin to collect capillary blood for clinical testing. Pursuant to the terms of the licensing agreement, the Company has begun low-rate production of the Laser Lancet(R) for distribution by TRANSMEDICA.

During the quarter, the Company increased its investment in TRANSMEDICA by investing $2.0 million by exchanging approximately $1.2 million of receivables and payment of $800,000 cash. The Company now owns approximately 9.5% of TRANSMEDICA's common stock.

It is too early to predict the extent to which the Laser Lancet(R) contribute to LaBarge's revenues and earnings.

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION



RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 28, 1997
COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1996


Net sales for the three months ended September 28, 1997 were $21.5 million compared to $21.9 million for the three months ended September 29, 1996, a decrease of $400,000 or 1.8%.

Gross profit for the three months ended September 28, 1997 was $4.7 million, 21.8% of sales, compared to $4.8 million, 21.7% of sales, for the three months ended September 29, 1996.

Selling and administrative expenses for the three months ended September 28, 1997 were $3.0 million or 13.9% of sales, compared to $2.9 million or 13.0% of sales for the three months ended September 29, 1996. The increase in expense is due to additional personnel hired to support the Company's anticipated future growth.

Interest expense for the three months ended September 28, 1997 was $130,000 compared to $288,000 for the three months ended September 29, 1996. Lower debt levels, redemption of 12% Subordinated Notes in February 1997 and reduced interest rates under the current loan agreement continue to result in lower interest costs.

Equity in loss of joint venture for the three months ended September 28, 1997 was $94,000 compared to loss of $133,000 for the three months ended September 29, 1996. These amounts represent the Company's share of losses incurred by LaBarge Clayco Wireless L.L.C.

Income tax expense for the three months ending September 28, 1997 were $556,000 compared to $96,000 for the three months ended September 29, 1996, an increase of $460,000. The process is due to the revaluation at June 29, 1997 of the Company's deferred tax assets, including its loss carryforwards, which resulted in the use a combined tax rate of 38% for the current quarter versus 6% in the quarter ended Sept. 29, 1996.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. The loss carryforwards are part of the Company's deferred tax assets included in the balance sheet. As of September 28, 1997 deferred tax assets were $4.0 million, compared to $4.4 million as of June 29, 1997

Earnings per common share were $.06 for the three months ended September 28, 1997, and $.09 for the three months ended September 29, 1996. If earnings per share had been fully taxed at September 29, 1996, they would be $.06 per common share.


FINANCIAL CONDITION & LIQUIDITY
Accounts receivable, at September 28, 1997 was $14.2 million compared to $13.4 million at June 29, 1997; an increase of $795,000.

Inventories at September 28, 1997 were $16.3 million and at June 29, 1997, they were $14.3 million. This increase of $2.0 million is attributable to new job start ups when inventories typically are received faster than initial shipments are made to the customer. Due to this inventory increase, accounts payable increased $1.1 million.

Prepaid expenses at September 28, 1997 was $1.5 million compared to $700,000 at June 29, 1997. This increase is due to the Company prepaying certain expenses to obtain a 15% discount. This prepayment will be expensed as services are rendered.

Accounts payable increase $1.1 million during the quarter, due primarily to the timing of the inventory increase.

For the three months ended September 28, 1997, the Company used cash totaling $1.6 million to support its operations.

During the quarter the Company used cash of $453,000 to purchase property, plant and equipment; and, used $1.0 million to purchase other assets, including $800,000 to purchase the TRANSMEDICA common stock.

The Company used approximately $1.3 million of its available cash and borrowed an additional net $1.8 million during the quarter to fund the above expenditures.

                                    PART II

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




                                             LABARGE, INC.
                                        ------------------------------
                                             (Registrant)





Date  11/5/97
     -----------



                                                   /s/ William J. Maender
                                                   -------------------------
                                                   William J. Maender
                                                   Vice President - Finance,
                                                   Treasurer and Secretary