Form 10-Q
period 1997-12-28
LABARGE INC
filed 1998-02-11
CIK 57139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended December 28, 1997      Commission file number:     1-5761
-------------------------------------------------------------------------------

                                LaBarge, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      73-0574586
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



P.O. Box 14499, St. Louis, Missouri                      63178
-------------------------------------------------------------------------------
          (Address)                                    (Zip Code)




                                (314) 997-0800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)



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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 28, 1997. 15,646,330 common stock.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                  (dollars in thousands except per share data)



                                                               THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          DECEMBER 28,           DECEMBER 29,      DECEMBER 28,         DECEMBER 29,
                                                            1997                   1996               1997                1996
------------------------------------------------------------------------------------------------------------------------------------

NET SALES                                                $ 22,203               $ 24,102            $ 43,696            $ 46,026
------------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                            17,002                 19,086              33,807              36,254
  Selling and administrative expenses                       3,418                  3,069               6,400               5,928
------------------------------------------------------------------------------------------------------------------------------------
                                                           20,420                 22,155              40,207              42,182
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS                                    1,783                  1,947               3,489               3,844
------------------------------------------------------------------------------------------------------------------------------------
  Interest expense                                            196                    300                 326                 588
  Equity in loss of joint venture                              --                     (6)                (94)               (139)
  Minority interest loss                                       60                     --                  60                  --
  Other income (expense), net                                  (3)                    12                  21                  32
------------------------------------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                1,644                  1,653               3,150               3,149
INCOME TAX EXPENSE                                            612                    106               1,168                 202
------------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                             $  1,032               $  1,547            $  1,982            $  2,947
====================================================================================================================================
BASIC NET EARNINGS PER COMMON SHARE                      $    .07               $    .10            $    .13            $    .19
AVERAGE COMMON SHARES OUTSTANDING                          15,657                 15,622              15,658              15,613
====================================================================================================================================
DILUTED NET EARNINGS PER COMMON SHARE                    $    .07               $    .10            $    .13            $    .19
AVERAGE COMMON SHARES OUTSTANDING                          15,781                 15,796              15,787              15,788
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                            (dollars in thousands)

                                                                DECEMBER 28,  June 29,
                                                                   1997        1997
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $    849    $  1,467
  Accounts receivable, net                                         14,644      13,384
  Inventories                                                      20,100      14,264
  Prepaid expenses                                                    741         735
  Deferred tax assets, net                                          3,452       4,426
-------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                           39,786      34,276
=====================================================================================

PROPERTY, PLANT AND EQUIPMENT, NET                                  4,679       4,090
INVESTMENT IN JOINT VENTURE                                          --           161
OTHER ASSETS, NET                                                   7,128       4,932
-------------------------------------------------------------------------------------
                                                                 $ 51,593    $ 43,459
=====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                          $  7,575    $   --
  Current maturities of long-term debt                              1,032       1,032
  Trade accounts payable                                            5,819       5,532
  Accrued liabilities                                               5,107       6,251
-------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                     19,533      12,815
-------------------------------------------------------------------------------------
LONG-TERM DEBT                                                      4,585       5,101
-------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 40,000,000 shares;
    issued 15,646,330 shares at December 28, 1997
    and 15,658,230 shares at June 29, 1997                            156         156
  Additional paid-in capital                                       13,468      13,468
  Retained earnings                                                13,901      11,919
  Less stock in treasury, 11,950 shares at
    December 28, 1997 and -0- shares at June 29, 1997                 (50)       --
-------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                     27,475      25,543
-------------------------------------------------------------------------------------
                                                                 $ 51,593    $ 43,459
=====================================================================================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)


                                                                                    SIX MONTHS ENDED
                                                                          DECEMBER 28,            DECEMBER 29,
                                                                             1997                    1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                              $ 1,982               $  2,947
  Adjustments to reconcile net cash provided (used)
       by operating activities:
     Undistributed loss in equity of joint venture                                -                    139
     Depreciation and amortization                                              546                    484
     Minority interest in consolidated subsidiary                                60                      -
     Changes in operating assets and liabilities, net of
      acquisition of business:
        Accounts and notes receivable, net                                     (734)                 1,131
        Inventories                                                          (5,805)                (2,150)
        Prepaid expenses                                                         60                      4
        Deferred taxes                                                          974                      -
        Trade accounts payable                                                   70                 (2,694)
        Accrued liabilities                                                  (1,237)                   303
------------------------------------------------------------------------------------------------------------------


          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (4,084)                   164
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                   (920)                  (526)
  Additions to other assets                                                  (2,289)                  (129)
  Acquisition of majority business interest                                     166                      -
------------------------------------------------------------------------------------------------------------------


          NET CASH USED BY INVESTING ACTIVITIES                              (3,043)                  (655)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                 (516)                  (169)
  Exercise of stock warrants and options                                          -                     26
  Purchase of common stock to treasury                                          (50)                    (1)
  Net change in short-term borrowings                                         7,075                  2,250
------------------------------------------------------------------------------------------------------------------


         NET CASH PROVIDED BY FINANCING ACTIVITIES                            6,509                  2,106
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (618)                 1,615
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,467                    935
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   849               $  2,550
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                LABARGE, INC.
                                  FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at December 28, 1997 and June 29, 1997, the related consolidated statements of operations for the three and six months ended December 28, 1997 and December 29, 1996 and the consolidated statements of cash flows for the six months ended December 28, 1997 and December 29, 1996 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

During the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to fifty-one percent. Beginning with the second quarter, LaBarge, Inc. Is consolidating 100% of the results of this unit into its financial statement and deducting the minority interest share as a one-line entry before arriving at pretax profits. Sales by and assets of this subsidiary were less than 3% of total sales and assets for the quarter.


2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)


                                                DECEMBER 28,    June 29,
                                                    1997          1997

--------------------------------------------------------------------------------
Billed shipments, net of progress payments       $14,778         $13,421
--------------------------------------------------------------------------------
Less allowance for doubtful accounts                 151             148
--------------------------------------------------------------------------------
Trade receivables - net                           14,627          13,273
Other current receivables                             17             111
--------------------------------------------------------------------------------
                                                 $14,644         $13,384
================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.

3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)



                                              DECEMBER 28,       June 29,
                                                  1997             1997
--------------------------------------------------------------------------------
Raw materials                                    $16,336         $10,546
Work in process                                    4,772           4,015
--------------------------------------------------------------------------------
                                                  21,108          14,561
Less progress payments                             1,008             297
--------------------------------------------------------------------------------
                                                 $20,100         $14,264
================================================================================

In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  OTHER ASSETS, NET

During the quarter, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems provides wireless communication solutions, using shared access networks, to the general industrial and utility markets. The capabilities of Open Cellular closely align with LaBarge's and management believes this alliance may provide future opportunities for the Company. The Company accounts for this investment at cost.

During the six months, the Company invested an additional $2.0 million in TRANSMEDICA International, Inc. ("TRANSMEDICA") formerly Venisect, Inc. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was included in other assets, net at June 29, 1997. With this investments the Company owns approximately 9.5% of TRANSMEDICA's common stock.

5.  SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)




                                                     DECEMBER 28,   June 29,
                                                        1997         1997
--------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
 Revolving credit agreement:
  Balance at period-end                                 $7,575    $    -
  Interest rate at period-end                            7.09%     6.88%
  Average amount of short-term borrowings
   outstanding during period                            $3,101    $1,484
  Average interest rate for period                       7.08%     7.47%
  Maximum short-term borrowings
   at any month-end                                     $7,575    $3,060
================================================================================
LONG-TERM DEBT:
 Senior lender:
  Revolving credit agreement                            $2,000    $2,000
  Term loan                                              3,500     4,000
Industrial revenue bond due semiannually
 through 2001, interest at 5%                               97       110
Other                                                       20        23
--------------------------------------------------------------------------------
                                                         5,617     6,133
Less current maturities                                  1,032     1,032
--------------------------------------------------------------------------------

   Total long-term debt, less current maturities        $4,585    $5,101
================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

6.  INCOME TAXES

Beginning with the current fiscal year, the Company is reporting net earnings on a fully taxed basis at a rate of approximately 37% . This is the result of the revaluation at year end fiscal 1997 of the Company's deferred tax assets, including its tax loss carryforwards. Thus, net earnings for the quarter ending December 28, 1997 were $1.0 million or $.07 per share compared with $1.5 million or $.10 per share for quarter ended December 29, 1996. Second quarter 1996 net earnings assuming a 37% tax rate would have been $1.0 million or $.07 per share.

At June 29, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $8.0 million which are available to offset future federal taxable income through 2004. In addition, the Company has alternative minimum tax credit carryforwards and investment tax credits of approximately $584,000 which are available to reduce future regular federal income taxes.

7.  CASH FLOWS

Total cash payments for interest for the three and six months ended December 28, 1997 were $106,000 and $199,000 compared to $290,000 and $476,000 for the three and six months ended December 29, 1996.


8.  EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.



                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                DECEMBER 28,  December 29,    DECEMBER 28,  December 29,
                                                   1997           1996          1997            1996
--------------------------------------------------------------------------------------------------------
NUMERATOR:
 Net income                                      $ 1,032          $ 1,547       $ 1,982          $ 2,947
--------------------------------------------------------------------------------------------------------

DENOMINATOR:
Denominator for basic earnings per share--
 weighted-average shares                          15,657           15,622        15,658           15,613
Effect of dilutive securities--
 Employee stock options                              124              174           130              175
--------------------------------------------------------------------------------------------------------


Potential common shares
Denominator for diluted earnings per share--
 adjusted weighted-average shares and
 assumed conversions                              15,781           15,796        15,787           15,788
========================================================================================================


BASIC EARNINGS PER COMMON SHARE                  $   .07          $   .10       $   .13          $   .19
========================================================================================================


DILUTED EARNINGS PER COMMON SHARE                $   .07          $   .10       $   .13          $   .19
========================================================================================================

                                 LABARGE, INC.
                                   FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


Statements contained herein which are not historical facts are forward looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward looking statements. For a summary of important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward looking statements, see the Company's Form 10-K for the fiscal year ended June 29, 1997, which is on file with the Securities and Exchange Commission and available to stockholders from the Company.

LaBarge, Inc. designs, engineers and manufactures sophisticated electronic assemblies and complex interconnect systems on a custom basis for its customers. As such, the Company relies heavily on establishing new and maintaining existing relationships with its customers. The customers are primarily in the commercial aerospace, defense, geophysical, medical and wireless telecommunications markets. The Company employs approximately 805 people.

The Company's backlog of firm, unshipped orders at December 28, 1997 was approximately $73.3 million compared to $58.8 million at December 29, 1996. The backlog at December 28, 1997 consisted of approximately $52.2 million for various defense customers, and approximately $21.1 million for commercial electronics customers. Approximately $5.1 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules outlined by our customers.

For the six months ended December 28, 1997, approximately 52.6% of the Company's sales were to customers in the defense industry and 47.4% were to customers in commercial markets including aerospace (9.1%), geophysical (25.4%) and other (12.9%). Two customers account for in excess of 40% of total sales for the six months: one in the aerospace/defense market at 25.9% of total sales; one in the geophysical market at 15.8% of total sales.

The Company has designed and developed the Laser Lancet(R), a small medical laser, for TRANSMEDICA under a licensing agreement from TRANSMEDICA. On April 16, 1997, TRANSMEDICA received clearance from the U.S. Food and Drug Administration (FDA) to market and manufacture the device for the purpose of perforating the skin to collect capillary blood for clinical testing. TRANSMEDICA retains responsibility for sales and marketing of the Laser Lancet. It is still too early to predict the extent to which the Laser Lancet may contribute to LaBarge's revenues and earnings.

In the first quarter, the Company increased its investment in TRANSMEDICA by investing $2.0 million by exchanging approximately $1.2 million of receivables and payment of $800,000 cash. The

Company now owns approximately 9.5% of TRANSMEDICA's common stock.

On January 2, 1998, the Company purchased the building in which its corporate headquarters reside in St. Louis, Missouri, through a wholly-owned subsidiary, LaBarge Properties, Inc. The purchase price was $6.2 million and was financed through a bank.

                                LABARGE, INC.
                                  FORM 10-Q

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION



RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 28, 1997
COMPARED TO SIX MONTHS ENDED DECEMBER 29, 1996

Net sales for the six months ended December 28, 1997 were $43.7 million compared to $46.0 million for the six months ended December 29, 1996, a decrease of approximately $2.3 million or 5.1%. The decrease is attributed to the reduction in sales to one telecommunications customer who represented approximately $7.7 million in sales in the six months ended December 29, 1996 and only $780,000 in the six months ended December 28, 1997. This customer discontinued sales of the product line for which LaBarge was producing.

Gross profit for the six months ended December 28, 1997 was $9.9 million, 22.6% of sales, compared to $9.8 million, 21.2% of sales, for the six months ended December 29, 1996. The increase in gross margins is attributable to a more profitable product mix.

Selling and administrative expenses for the six months ended December 28, 1997 were $6.4 million, 14.6% of sales, compared to $5.9 million, 12.9% of sales, for the six months ended December 29, 1996. The increase in expense is due to additional personnel and associated travel. The Company's backlog has grown $14.5 million or 24.7% from December 29, 1996 to December 28, 1997.

Earnings from operations were $3.5 million, 8.0% of sales, for the six months ended December 28, 1997, compared to $3.8 million, 8.4% of sales, for the six months ended December 29, 1996.

Interest expense for the six months ended December 28, 1997 was $326,000, compared to $588,000 for the six months ended December 29, 1996. Redemption of the 12% Subordinated Notes in February 1997 and reduced interest rates under the current loan agreement continue to result in lower interest costs.

Equity in loss of joint venture for the six months ended December 28, 1997 was $94,000 compared to $139,000 for the six months ended December 29, 1996 and represents the Company's share of losses incurred by LaBarge Clayco Wireless L.L.C. (the "subsidiary"). On September 29, 1997, the Company purchased controlling interest in the subsidiary by increasing its ownership to fifty-one percent. Consequently, the Company began consolidating the results of operations of the subsidiary. The minority interest in loss represents the allocation of 49% of the subsidiary's loss to the minority owners.

Income tax expense for the six months ended December 28, 1997 and December 29, 1996, was $1.2 million and $202,000, respectively, an increase of $966,000. The higher tax expense is due to the revaluation at June 29, 1997, of the Company's deferred tax assets, including its loss carryforwards, which resulted in the use of a combined tax rate of approximately 37% for the current six months versus approximately 6% for the six months ended December 28, 1997.

The Company has significant net operating loss carryforwards which offset most of its income tax liabilities. The loss carryforwards are part of the company's deferred tax assets included in the balance sheet. As of December 28, 1997 deferred tax assets were $3.5 million, compared to $4.4 million as of June 29, 1997.

Net earnings for the six months ended December 28, 1997 were $2.0 million, compared to $2.9 million for the six months ended December 29, 1996.

Earnings per common share were $.13 for the six months ended December 28, 1997 and $.19 for the six months ended December 29, 1996. If earnings had been fully taxed for the six months ended December 29, 1996, they would have been $.13 per share.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 28, 1997
COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1996


Net sales for the three months ended December 28, 1997 were $22.2 million compared to $24.1 million for the three months ended December 29, 1996. This is a decrease of approximately $1.9 million. The decrease is attributable to the reduction in sales to one telecommunications customer due to a redesign of its product offering for which we manufactured various assemblies.

Gross profit for the three months ended December 28, 1997 was $5.2 million, 23.4% of sales, compared to $5.0 million, 20.8% of sales, for the three months ended December 29, 1996. The increase in gross margin is attributable to a more profitable product mix.

Selling and administrative expenses for the three months ended December 28, 1997 were $3.4 million or 15.4% of sales, compared to $3.1 million or 12.7% of sales for the three months ended December 29, 1996. The increase in expense is due primarily to additional personnel in our continued effort to increase sales.

Interest expense for the three months ended December 28, 1997 was $196,000 compared to $300,000 for the three months ended December 29, 1996.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the three months ended December 28, 1997 was $612,000 compared to $106,000 for the three months ended December 29, 1996. This increase is due to the revaluation at June 29, 1997, of the Company's deferred tax assets, including its loss carryforwards, which resulted in the use of a combined tax rate of 37% for the current quarter versus 6% for the quarter ended December 29, 1996.

Earnings per common share were $.07 for the three months ended December 28, 1997, and $.10 for the three months ended December 29, 1996. If earnings had been fully taxed for the three months ended December 29, 1996, they would have been $.07 per common share.

FINANCIAL CONDITION & LIQUIDITY
Accounts receivable at December 28, 1997 was $14.6 million compared to $13.4 million at June 29, 1997; an increase of $1.2 million.

Inventories at December 28, 1997 and June 29, 1997 were $20.1 million and $14.3 million, respectively. This increase of $5.8 million is attributable to new job start-ups in support of the higher backlog of orders that cause inventories to be received faster than initial shipments are made to the customer. To finance these operating activities, the Company borrowed additional funds totaling $4.1 million during the quarter ended December 28, 1997.

Also during the six months ended December 28, 1997, the Company purchased $920,000 in property, plant and equipment.

During the first six months of the current fiscal year, the Company invested an additional $2.0 million in TRANSMEDICA International, Inc. ("TRANSMEDICA") formerly Venisect, Inc. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was included in other assets, net on June 29, 1997. With this investment, the Company owns approximately 9.5% of TRANSMEDICA's common stock.

During the quarter, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems provides wireless communication solutions, using shared access networks, to the general industrial and utility markets. The capabilities of Open Cellular closely align with LaBarge's and management believes this alliance may provide future opportunities for the Company. The Company accounts for this investment at cost.

For the six months ended December 28, 1997, the Company made repayments of long-term debt of $516,000.

The Company used approximately $618,000 of its available cash and borrowed an additional $7.1 million during the six months to fund the above expenditures.

                                    PART II






EXHIBIT 3.1(A)  -  Certificate of Amendment to LaBarge's Certificate of
                   Incorporation increasing the number of authorized common shares from 20.0 million shares to 40.0 million shares.

                                  SIGNATURE
                              -----------------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LABARGE, INC.
                                     ------------------------------
                                             (Registrant)





Date    2/11/98
      ------------



                                     s/William J. Maender/s
                                     -------------------------------
                                     William J. Maender
                                     Vice President - Finance,
                                     Treasurer and Secretary