Form 10-Q
period 1998-03-29
LABARGE INC
filed 1998-05-11
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 29, 1998          Commission file number:     1-5761
--------------------------------------------------------------------------------


                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                  73-0574586
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)



  P.O. Box 14499, St. Louis, Missouri                     63178
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of March 29, 1998. 15,540,380 common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)



                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             MARCH 29,          March 30,          MARCH 29,         March 30,
                                                               1998               1997               1998              1997
-------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                   $  26,996          $  25,230          $  70,692          $ 71,256
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of sales                                                21,000             20,456             54,807            56,710
  Selling and administrative expense                            3,636              2,796             10,036             8,724
-------------------------------------------------------------------------------------------------------------------------------
                                                               24,636             23,252             64,843            65,434

EARNINGS FROM OPERATIONS                                        2,360              1,978              5,849             5,822
-------------------------------------------------------------------------------------------------------------------------------

  Interest expense                                                298                226                624               814
  Equity in loss of joint venture                                   -                  6                 94               145
  Minority interest loss                                          (61)                 -               (121)                -
  Other (income) expense, net                                     119                (28)                98               (60)
-------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                    2,004              1,774              5,154             4,923
INCOME TAX EXPENSE                                                734                 98              1,902               300
-------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                $   1,270          $   1,676          $   3,252          $  4,623
===============================================================================================================================

BASIC NET EARNINGS PER COMMON SHARE                             $ .08              $ .11              $ .21             $ .30
AVERAGE COMMON SHARES OUTSTANDING                              15,597             15,628             15,637            15,618
===============================================================================================================================

DILUTED NET EARNINGS PER COMMON SHARE                           $ .08              $ .11              $ .21             $ .29
AVERAGE COMMON SHARES OUTSTANDING                              15,707             15,791             15,761            15,789
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)



                                                                                     MARCH 29,      June 29,
                                                                                       1998          1997
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $    506       $  1,467
  Accounts receivable, net                                                             18,160         13,384
  Inventories                                                                          20,557         14,264
  Prepaid expenses                                                                        485            735
  Deferred tax assets, net                                                              2,837          4,426
---------------------------------------------------------------------------------------------------------------

    TOTAL CURRENT ASSETS                                                               42,545         34,276
---------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                     11,023          4,090
OTHER ASSETS, NET                                                                       7,290          5,093
---------------------------------------------------------------------------------------------------------------

                                                                                     $ 60,858       $ 43,459
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                              $  9,080       $   -
  Current maturities of long-term debt                                                  1,102          1,032
  Trade accounts payable                                                                5,835          5,532
  Accrued liabilities                                                                   6,083          6,251
---------------------------------------------------------------------------------------------------------------

     TOTAL CURRENT LIABILITIES                                                         22,100         12,815
---------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                         10,434          5,101
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 40,000,000 shares;
    issued 15,540,380 shares at March 29, 1998
    and 15,658,230 shares at June 29, 1997                                                156            156
  Additional paid-in capital                                                           13,468         13,468
  Retained earnings                                                                    15,171         11,919
  Less stock in treasury, 117,900 shares at
   March 29, 1998 and -0- shares at June 29, 1997                                        (471)          -
---------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                         28,324         25,543
---------------------------------------------------------------------------------------------------------------

                                                                                     $ 60,858       $ 43,459
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)



                                                                                         NINE MONTHS ENDED
                                                                                    MARCH 29,        March 30,
                                                                                        1998             1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                       $  3,252       $   4,623
  Adjustments to reconcile net cash provided (used)
    by operating activities:
      Undistributed loss in equity of joint venture                                        94             145
      Minority interest in consolidated subsidiary                                       (121)           -
      Depreciation and amortization                                                       919             751
      Deferred taxes                                                                    1,589            -
      Changes in assets and liabilities:
        Accounts and notes receivable, net                                             (4,250)           (347)
        Inventories                                                                    (6,261)            (27)
        Prepaid expenses                                                                  316             (46)
        Trade accounts payable                                                            (17)         (2,036)
        Accrued liabilities                                                               (97)          1,266
----------------------------------------------------------------------------------------------------------------

          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (4,576)          4,329
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                           (7,588)         (1,401)
  Additions to other assets                                                            (2,476)           (458)
  Acquisition of majority business interest                                               166            -
----------------------------------------------------------------------------------------------------------------

          NET CASH USED BY INVESTING ACTIVITIES                                        (9,898)         (1,859)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additions to long-term debt                                                           6,200            -
  Repayments of long-term debt                                                           (796)         (2,418)
  Exercise of stock warrants and options                                                 -                 22
  Sale (purchase) of common stock from (for) treasury                                    (471)              1
  Net change in short-term borrowings                                                   8,580             100
----------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              13,513          (2,295)
----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (961)            175
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,467             935
----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    506        $  1,110
================================================================================================================


See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at March 29, 1998 and June 29, 1997, the related consolidated statements of operations for the three and nine months ended March 29, 1998 and March 30, 1997 and the consolidated statements of cash flows for the nine months ended March 29, 1998 and March 30, 1997 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

During the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to fifty-one percent. Beginning with the second quarter, LaBarge, Inc. is consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at pretax profits. Sales by and assets of this subsidiary were less than 3% of total sales and assets for the year.


2.  ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)


                                                                    MARCH 29,        June 29,
                                                                      1998             1997
------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                         $  18,306        $  13,421
Less allowance for doubtful accounts                                     181              148
------------------------------------------------------------------------------------------------
Trade receivables - net                                               18,125           13,273
Other current receivables                                                 35              111
------------------------------------------------------------------------------------------------
                                                                   $  18,160        $  13,384
================================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Included in accounts receivable at March 29, 1998, is approximately $930,000 due from TransMedica International, Inc. ("TRANSMEDICA"), formerly Venisect, Inc.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.


3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                   MARCH 29,              June 29,
                                                     1998                   1997
-----------------------------------------------------------------------------------
Raw materials                                    $  14,747            $   10,546
Work in process                                      6,100                 4,015
-----------------------------------------------------------------------------------
                                                    20,847                14,561
Less progress payments                                 290                   297
-----------------------------------------------------------------------------------
                                                 $  20,557            $   14,264
===================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  OTHER ASSETS, NET

During the second quarter, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement LaBarge's and management believes this alliance may provide future opportunities for the Company. The Company accounts for this investment at cost.

During fiscal 1998, the Company invested an additional $2.0 million in TRANSMEDICA. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable was included in other assets, net at June 29, 1997. With this investment, the Company has an investment in TRANSMEDICA of $2.3 million and owns approximately 9.5% of its common stock.

5.  SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)


                                                                   MARCH 29,            June 29,
                                                                       1998               1997
-------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS:
  Revolving credit agreement:
    Balance at period-end                                         $  9,080           $     -
    Interest rate at period-end                                       8.47%              6.88%
    Average amount of short-term borrowings
      outstanding during period                                   $  4,553           $   1,484
    Average interest rate for period                                  7.78%              7.47%
    Maximum short-term borrowings
      at any month-end                                            $  9,250           $   3,060
=================================================================================================

LONG-TERM DEBT:
  Senior lender:
    Revolving credit agreement                                    $  2,000            $  2,000
    Term loan                                                        3,250               4,000
    Mortgage Loan                                                    6,184                 -
Industrial revenue bond due semiannually
  through 2001, interest at 5%                                          84                 110
Other                                                                   18                  23
-------------------------------------------------------------------------------------------------
                                                                    11,536               6,133
Less current maturities                                              1,102               1,032
-------------------------------------------------------------------------------------------------

      Total long-term debt, less current maturities               $ 10,434            $  5,101
=================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.


6.  INCOME TAXES

Beginning with the current fiscal year, the Company is reporting net earnings on a fully-taxed basis at a rate of approximately 37% . This is the result of the revaluation at fiscal 1997 year end of the Company's deferred tax assets, including its tax loss carryforwards. Thus, net earnings for the quarter ending March 29, 1998 were $1.3 million or $.08 per share compared with $1.7 million or $.11 per share for quarter ended March 30, 1997. Assuming a 37% tax rate, 1997 third quarter net earnings would have been $1.1 million or $.07 per share.

At June 29, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $8.0 million which are available to offset future federal taxable income through 2004. In addition, the Company has alternative minimum tax credit carryforwards and investment tax credits of approximately $584,000 which are available to reduce future regular federal income taxes.


7.  CASH FLOWS

Total cash payments for interest for the three and nine months ended March 29, 1998 were $222,000 and $421,000 compared with $133,000 and $609,000 for the three and nine months ended March 30, 1997.


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




                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 29,       March 30,          MARCH 29,        March 30,
                                                            1998             1997              1998              1997
-----------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
  Net income                                             $  1,270            $ 1,676           $  3,252          $  4,623
-----------------------------------------------------------------------------------------------------------------------------

DENOMINATOR:
 Denominator for basic earnings per share--
   weighted-average shares                                 15,597             15,628             15,637            15,618
  Effect of dilutive securities--
   Employee stock options                                     110                163                124               171
-----------------------------------------------------------------------------------------------------------------------------

Potential common shares
 Denominator for diluted earnings per share--
   adjusted weighted-average shares and
   assumed conversions                                     15,707             15,791             15,761            15,789
=============================================================================================================================

BASIC EARNINGS PER COMMON SHARE                             $ .08              $ .11              $ .21             $ .30
=============================================================================================================================

DILUTED EARNINGS PER COMMON SHARE                           $ .08              $ .11              $ .21             $ .29
=============================================================================================================================

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. For a summary of important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements, see the Company's Form 10-K for the fiscal year ended June 29, 1997, which is on file with the Securities and Exchange Commission and available to stockholders from the Company.

LaBarge, Inc. designs, engineers and manufactures sophisticated electronic assemblies and complex interconnect systems on a custom basis for its customers. As such, the Company relies heavily on establishing new and maintaining existing relationships with its customers. The customers are primarily in the commercial aerospace, defense, geophysical, medical and wireless telecommunications markets. The Company employs approximately 850 people.

The Company's backlog of firm, unshipped orders at March 29, 1998 was approximately $65.9 million compared to $62.3 million at March 30, 1997. The backlog at March 29, 1998 consisted of approximately $43.2 million for various defense customers, and approximately $22.7 million for commercial electronics customers. Approximately $19.7 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules outlined by our customers.

For the nine months ended March 29, 1998, approximately 53.6% of the Company's sales were to customers in the defense industry and 46.4% were to customers in commercial markets including aerospace (9.3%), geophysical (24.0%) and other (13.1%). Two customers account for in excess of 42.5% of total sales for the nine months: one in the aerospace/defense market at 27.6% of total sales; one in the geophysical market at 14.9% of total sales.

The Company has designed and developed the Laser Lancet(R), a small medical laser, for TRANSMEDICA under a licensing agreement from TRANSMEDICA. TRANSMEDICA retains responsibility for sales and marketing of the Laser Lancet. In April 1997, TRANSMEDICA received a limited clearance from the U.S. Food and Drug Administration (FDA) to market and manufacture the device for the purpose of perforating the skin to collect capillary blood for clinical testing. This clearance has proven to be too narrow to permit full-scale marketing, thus further clearance is required from the FDA. It is still too early to predict if or to what extent the Laser Lancet may contribute to LaBarge's revenues and earnings.

In the first quarter of fiscal 1998, the Company increased its investment in TRANSMEDICA by investing $2.0 million through the exchange of approximately $1.2 million of receivables and payment of $800,000 cash. The Company has now invested $2.3 million and owns approximately 9.5% of TRANSMEDICA's common stock. In addition, the Company has approximately $930,000 in accounts receivable due from TRANSMEDICA. The Company is currently attempting to reach a satisfactory resolution of the outstanding receivable with TRANSMEDICA.

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

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION



RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 29, 1998
COMPARED TO NINE MONTHS ENDED MARCH 30, 1997

Net sales for the nine months ended March 29, 1998 were $70.7 million compared to $71.3 million for the nine months ended March 30, 1997, a decrease of approximately $564,000 or 1%.

Gross profit for the nine months ended March 29, 1998 was $15.9 million, 22.5% of sales, compared to $14.5 million, 20.4% of sales, for the nine months ended March 30, 1997. The increase in gross margins is attributable to lower material costs as a result of efforts to reduce such costs.

Selling and administrative expenses for the nine months ended March 29, 1998 were $10.0 million, 14.2% of sales, compared to $8.7 million, 12.2% of sales, for the nine months ended March 30, 1997. The increase in expense is due to additional personnel and associated travel. The Company's backlog has grown $3.6 million or 5.8% from March 30, 1997 to March 29, 1998.

Earnings from operations were $5.8 million, 8.3% of sales, for the nine months ended March 29, 1998, compared to $5.8 million, 8.2% of sales, for the nine months ended March 30, 1997.

Interest expense for the nine months ended March 29, 1998 was $624,000, compared to $814,000 for the nine months ended March 30, 1997. Redemption of the 12% Subordinated Notes in February 1997 and reduced interest rates under the current loan agreement continue to result in lower interest costs.

Equity in loss of joint venture for the nine months ended March 29, 1998 was $94,000 compared to $145,000 for the nine months ended March 30, 1997 and represents the Company's share of losses incurred by LaBarge Clayco Wireless L.L.C. (the "subsidiary"). On September 29, 1997, the Company purchased controlling interest in the subsidiary by increasing its ownership to fifty-one percent. Consequently, the Company began consolidating the results of operations of the subsidiary. The minority interest in loss represents the allocation of 49% of the subsidiary's loss to the minority owners.

Income tax expense for the nine months ended March 29, 1998 and March 30, 1997, was $1.9 million and $300,000, respectively, an increase of $1.6 million. The higher tax expense is due to the revaluation at June 29, 1997, of the Company's deferred tax assets, including its loss carryforwards, which resulted in the use of a combined tax rate of approximately 37% for the current nine months versus approximately 6% for the nine months ended March 30, 1997.

The Company has significant net operating loss carryforwards which offset most of its income tax liabilities. The loss carryforwards are part of the Company's deferred tax assets included in the balance sheet. As of March 29, 1998, deferred tax assets were $2.8 million, compared to $4.4 million as of June 29, 1997.

Net earnings for the nine months ended March 29, 1998 were $3.3 million, compared to $4.6 million for the nine months ended March 30, 1997.

Diluted earnings per common share were $.21 for the nine months ended March 29, 1998 and $.29 for the nine months ended March 30, 1997. If earnings had been fully taxed for the nine months ended March 30, 1997, they would have been $.20 per share.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 29, 1998
COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

Net sales for the three months ended March 29, 1998 were $27.0 million compared to $25.2 million for the three months ended March 30, 1997. This is a 7.0% increase and is largely attributable to higher shipments in the commercial aerospace, defense and geophysical markets versus the prior year's quarter.

Gross profit for the three months ended March 29, 1998 was $6.0 million or 22.2% of sales, compared to $4.8 million or 18.9% of sales, for the three months ended March 30, 1997. The higher volume of sales in relation to fixed costs and lower material costs brought about by more favorable pricing from vendors are the primary reasons for the increased profit dollars.

Selling and administrative expenses were $3.6 million or 13.5% of sales, for the three months ended March 29, 1998, compared to $2.8 million or 11.1% of sales, for the three months ended March 30, 1997. The increase in expense is due primarily to the planned addition of personnel needed to accomplish our internal goals for revenue growth.

Interest expense for the three months ended March 29, 1998 was $298,000 compared to $226,000 for the three months ended March 30, 1997. This is due to higher borrowings to support working capital in the third quarter 1998 versus third quarter 1997.

The Company has significant net operating loss carryforwards which offset most of its income tax liability. Income tax expense for the three months ended March 29, 1998 was $734,000 compared to $98,000 for the three months ended March 30, 1997.

Diluted earnings per common share were $.08 for the three months ended March 29, 1998 and $.11 for the three months ended March 30, 1997. If earnings had been fully taxed for the three months ended March 30, 1997, they would have been $.07 per common share.

FINANCIAL CONDITION & LIQUIDITY

Accounts receivable at March 29, 1998 were $18.2 million compared with $13.4 million at June 29, 1997; an increase of $4.8 million. Receivables included $930,000 due from TRANSMEDICA which, along with higher volume and slightly slower payments by several other customers, have caused the increase. Subsequent to March 29, 1998, significant collections on past due accounts have brought receivables down.

Inventories at March 29, 1998 and June 29, 1997 were $20.6 million and $14.3 million, respectively. This increase of $6.3 million is attributable to new job start-ups in support of the higher backlog of orders due to ship in the fourth quarter for which inventories have been received. To finance these operating activities, the Company borrowed additional funds totaling $2.0 million during the third quarter of fiscal 1998.

Also during the nine months ended March 29, 1998, the Company purchased $7.6 million in property, plant and equipment. This includes $6.2 million the Company used to purchase its corporate headquarters building in St. Louis, Missouri.

During the first nine months of the current fiscal year, the Company invested an additional $2.0 million in TransMedica International, Inc. ("TRANSMEDICA"), formerly Venisect, Inc. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. The amount of the receivable was included in other assets, net on June 29, 1997. With this investment, the Company has invested $2.3 million and owns approximately 9.5% of TRANSMEDICA's common stock. In addition, accounts receivable include approximately $930,000 due from TRANSMEDICA.

During the fiscal year 1998, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement LaBarge's and management believes this alliance may provide future opportunities for the Company. The Company accounts for this investment at cost.

For the nine months ended March 29, 1998, the Company made repayments of long-term debt of $796,000.

The Company used approximately $961,000 of its available cash and borrowed an additional $9.1 million under revolving credit and $6.2 million for the purchase of its corporate headquarters during the nine months.

                                     PART II





                                 NOT APPLICABLE

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  LABARGE, INC.
                                         -----------------------------




Date   May 8, 1998




                                           s/William J. Maender/s
                                        -----------------------------
                                        William J. Maender
                                        Vice President - Finance,
                                        Treasurer and Secretary