Form 10-K405
period 1998-06-28
LABARGE INC
filed 1998-09-04
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                            Commission file
ended June 28, 1998                                              number 1-5761
----------------------------                                ------------------

                                  LABARGE, INC.
--------------------------------------------------------------------------------
              (exact name of registrants specified in its charter)

           Delaware                                              73-0574586
--------------------------------------------------------------------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

9900 A Clayton Road,  St. Louis,  Missouri                           63124
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   314-997-0800

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
    Title of Class:                                         registered:

    Common Stock, $.01 par value                   American Stock Exchange, Inc.
----------------------------------------------    ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No _

         As of August 28, 1998, 15,540,278 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $56 million, based upon the closing price of the common stock on the American Stock Exchange, Inc. on August 28, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part III herein.

                                     PART I

Statements contained in this Report which are not historical facts are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; lack of acceptance by the market of the Laser Lancet(R) developed for TRANSMEDICA International, Inc., ("TRANSMEDICA"), formerly Venisect, Inc.; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing; and unexpected year 2000 issues.

Item 1.  Business

General Development of Business
LaBarge, Inc. ("LaBarge" or the "Company"), a Delaware corporation, is engaged in the design, engineering and manufacture of sophisticated electronic systems and devices and complex interconnect systems.

The Company is focused on commercial and defense markets using the technologies it has historically developed for the defense and aerospace electronics markets. The Company focuses it marketing toward companies that require significant engineering effort to develop electronic products capable of surviving harsh environmental conditions, including temperature, shock and vibration, while maintaining high performance reliability. The Company's focus is on customers in the following markets: defense, geophysical, aerospace, telecommunications and medical.

In fiscal 1996, the Company acquired SOREP Technology Corporation in Houston, Texas which was renamed LaBarge/STC, Inc. ("LaBarge Houston") and continues to operate at its Houston location. LaBarge Houston is engaged in the design and manufacture of custom hybrid circuits and high temperature electronic assemblies used in oil and gas exploration, drilling and production. This acquisition supports the Company's efforts to expand in the geophysical market.

Also in fiscal 1996, the Company announced the formation of LaBarge Clayco Wireless L.L.C. ("LaBarge Clayco"), which is now a 51%/49% joint venture of LaBarge Wireless, Inc., a wholly-owned subsidiary of LaBarge, Inc., and Clayco Construction Company. LaBarge Clayco provides engineering, project management, construction, installation and testing services for the rapidly growing wireless telecommunications industry. This joint venture complements the Company's activities in the design and manufacture of sophisticated cable assemblies and electronic products used in wireless telecommunications.

The Company has designed and developed the Laser Lancet, a portable medical laser, for TRANSMEDICA International, Inc. ("TRANSMEDICA") under a licensing agreement from TRANSMEDICA. TRANSMEDICA retains responsibility for sales and marketing of the Laser Lancet. In July 1998, TRANSMEDICA received broad clearance from the U.S. Food & Drug Administration ("FDA") to market and manufacture the device for the purpose of perforating the skin to collect capillary blood for clinical testing. It is too early to predict if or to what extent the Laser Lancet may contribute to LaBarge's revenues and earnings.

In the first quarter of fiscal 1998, the Company increased its investment in TRANSMEDICA by investing $2.0 million through the exchange of approximately $1.2 million of receivables and payment of $800,000 cash. The Company has now invested $2.3 million and owns approximately 9.5% of TRANSMEDICA's common stock. The Company accounts for this investment at cost.

Late in fiscal 1998, the Company reached new agreements with TRANSMEDICA concerning its exclusive manufacturing rights, payment terms for open receivables; and, payments for future units produced.

With the agreements, LaBarge's manufacturing rights were expanded to include all of North America, South America and Europe. Secondly, the Company agreed to accept a one year, interest-bearing note, secured by all of the assets of TRANSMEDICA, for the $900,000 then owed and up to an additional $1.1 million to finance new production by LaBarge. Further, the Company received warrants to purchase 4% of TRANSMEDICA's common stock for $25 per share.

During the second quarter of fiscal 1998, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement LaBarge's and management believes this alliance may provide future opportunities for LaBarge. The Company accounts for this investment at cost.

In July 1998, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product marketed by NotiCom will be BusCall(TM). BusCall notifies parents by phone, electronic mail or pager when a school bus is approaching their children's bus stop. It will be marketed to wireless communications providers and local exchange carriers which can offer BusCall as an add-on service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all electronic hardware sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in NotiCom and has committed to contribute $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in the intellectual property and licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price.

In March 1997, the Company entered into an unsecured lending agreement with NationsBank, N.A. The agreement provided a $4.0 million term loan requiring quarterly amortization of $250,000, which began June 30, 1997 and a $17.0 million revolving working capital facility. Interest on the loans is at LIBOR plus a premium and/or a discount from the prime interest rate and is based on certain operating criteria. The Company believes this loan agreement provides sufficient working capital to support current planned business growth.

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri and financed the purchase with a $6.2 million mortgage loan.

Financial Information About Industry Segments
The Company conducts its operations through one industry segment, electronics design and manufacturing, and markets its products to the defense, geophysical, aerospace, telecommunications and medical markets. In each market, the Company designs, engineers and manufactures sophisticated electronic systems and devices and complex interconnect assemblies, capable of surviving harsh environmental conditions, including temperature, shock and vibration, while maintaining high-performance reliability.

Narrative Description of Business
GENERAL. The Company designs, engineers, manufactures, tests and sells sophisticated electronic systems and devices and complex interconnect assemblies. Principal markets for the Company's products are: defense, geophysical, aerospace, telecommunications (primarily the wireless segment), medical equipment and various other commercial/industrial markets. The Company's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The Company employs approximately 850 people.

The Company's backlog at June 28, 1998, was approximately $57.5 million, as compared to $61.3 million at June 29, 1997. The backlog at June 28, 1998, consisted of: $37.8 million of orders for various defense products compared to $40.2 million at June 29, 1997 and $19.7 million of orders for commercial products compared to $21.0 million at June 29, 1997. Generally, lead times on commercial products are much shorter and orders are placed on a just-in-time delivery basis. Substantially all of the defense backlog at June 28, 1998 is pursuant to contracts containing cancellation and termination provisions. Approximately $19.9 million of this backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $9.2 million at year end 1997.

MARKETING. The Company has divided its business development efforts along market lines, each headed by a business unit manager. This approach allows each business unit to thoroughly understand and concentrate on the needs of the customers in that market. There are currently four such business units which in the aggregate are supported by approximately nine additional sales personnel and approximately eleven design and application engineers. In addition, there are forty-four engineers and forty-one technicians who provide direct customer support as needed. The Company seeks to develop strong, long-term customer relationships, which will provide the basis for future sales. These close relationships allow the Company to better understand the customers' business needs and identify ways to provide greater value to customers.

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

DEFENSE MARKET. The Company designs and manufactures electronics products to Department of Defense ("DOD") and prime contractor specifications. The makeup of such products varies with customer needs. In the past, products have included military communications systems, multiplexers, command receivers, automatic direction finding systems, printed circuit board assemblies, flexible printed circuitry and various interconnect assemblies and systems. These products are used in numerous military programs, including, among many others, the AEGIS Shipboard Weapon System, Abrams M-1 Tank and the Bradley Fighting Vehicle, and are also utilized in various naval shipboard command, control and communications systems. Approximately 51% of total Company sales in fiscal 1998 and 48% in fiscal 1997 were defense related.

The Company is identifying new defense opportunities as many of the large prime contractors are consolidating and increasingly using outside engineering and manufacturing as a way to reduce overhead costs and increase profits.

GEOPHYSICAL MARKET. The Company designs and manufactures a variety of electronic products used in oil and gas exploration, drilling and production. Products include cabling, seismic analysis computer, down-hole instrumentation and high-power drive controls. LaBarge also designs and produces hybrid circuits used in the same applications. Approximately 26% of fiscal 1998 sales were to the geophysical industry compared to 21% in fiscal 1997. This increase in volume is due to continuing penetration of existing customers, as well as development of new business within the market.

COMMERCIAL AEROSPACE MARKET. The Company designs and manufactures high temperature cable assemblies for jet engines; complex wiring harnesses for space launch vehicles (including the Atlas/Centaur Rocket and the Space Shuttle); and a variety of cable assemblies and wiring harnesses for satellites. Approximately 10% of the Company's fiscal 1998 sales were for aerospace applications compared to 8% in fiscal 1997.

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

LaBarge Clayco provides cell-site engineering, project management, construction, equipment installation and testing services. The operating results of LaBarge Clayco were accounted for on the equity method in fiscal 1997. In the second quarter of fiscal 1998, LaBarge increased its interest in LaBarge Clayco to 51% and began consolidating the total operations of this joint venture.

NotiCom may add significantly to this business unit's revenues and profits in the future. It is too early to predict if or to what extent this joint venture may contribute to the Company's revenue and earnings.

Approximately 7% of fiscal 1998 sales were attributable to the telecommunications market versus 16% in fiscal 1997. This lower percentage results from a decrease in sales of approximately $10.0 million in fiscal 1998 versus fiscal 1997 to one customer, Northern Telecom.

MEDICAL MARKET. The Company designed and developed the Laser Lancet, a small medical laser, for TRANSMEDICA under a technology licensing agreement with TRANSMEDICA. TRANSMEDICA received, in July 1998, broad FDA clearance to market the device for the purpose of perforating the skin to collect capillary blood for clinical testing. The Company will manufacture the Laser Lancet for distribution by TRANSMEDICA. TRANSMEDICA is reviewing distribution agreements with several large medical supply operations, but has not yet entered into an agreement for marketing the product.

The Company believes there are other applications for the laser technology utilized in the Laser Lancet. One such application is laser-assisted transdermal drug delivery.

In addition to its laser work with TRANSMEDICA, the Company engineers and manufactures a variety of electronic and electro-mechanical assemblies for use in medical diagnostic equipment. Sales of all medical products accounted for approximately 6% of the Company's total sales in fiscal 1998 and 4% in fiscal 1997.

SALES AND DISTRIBUTION. The Company has thirteen employees whose primary responsibility is sales. Additionally, the Company's engineering and plant management employees are very involved in sales activities. The Company's fiscal 1998 sales were made primarily to existing or prior customers, and are based upon established relationships. With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. The Company primarily carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

COMPETITION. There is intense competition in all of the Company's target market areas. While the Company is not aware of another entity that competes in all of its markets, there are numerous companies, many larger than the Company, which compete in each of these markets. Frequently, the Company's customers have the ability to produce the products contracted to the Company but, because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are engineering expertise, technical capability, quality and reliability, overall project management capability, service and price. In fiscal 1998, approximately 51% of the company's sales were to customers in the defense industry and 49% were to customers in commercial markets including aerospace (10%), geophysical (26%) and other (13%). Two customers, in fiscal 1998, each with multiple operating units, accounted for in excess of 44% of total sales for the year: Lockheed Martin in the aerospace/defense market at 27% of total sales; Schlumberger in the geophysical market at 17% of total sales; no other customer accounted for more than 5% of sales. Sales to the largest 10 customers represented approximately 67% of the Company's total sales revenue. By comparison, in fiscal 1997, sales to the largest 10 customers represented 76% of the Company's total sales revenue; sales to Lockheed Martin accounted for approximately 24%; Schlumberger, 14%; Nortel a telecommunications customer, approximately 11%; and U.S. Government, approximately 6% of sales.

Financial Information About Foreign and Domestic Operations and Export Sales No information has been included hereunder because the Company's foreign sales in each of fiscal 1998 and fiscal 1997 were less than 10% of total Company revenue.

Capital Structure
HISTORY. Since fiscal 1987, the Company has undergone numerous changes in its capital structure. These changes have included the issuance and redemption of several classes of preferred stock and the borrowing and repayment of various debt.

During fiscal 1996, the Company purchased the assets of LaBarge Houston for approximately $2.7 million. The Company also invested approximately $250,000 in LaBarge Clayco.

In fiscal 1997, the Company entered into an unsecured lending agreement with NationsBank, N.A. The agreement provided a $4.0 million term loan requiring quarterly amortization of $250,000 beginning June 30, 1997 and a $17.0 million revolving working capital facility. Interest on both loans is variable with prime or LIBOR. At June 28, 1998 the rate was 6.7%.

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri and financed the purchase with a $6.2 million mortgage loan.

The ratio of debt to equity as of June 28, 1998 was .55 to 1 compared with .24 to 1 at June 29, 1997.

Item 2.  Properties

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                                                           YEAR OF
                                       PRINCIPAL                  LAND               BUILDINGS           TERMINATION
              LOCATION                    USE                    (ACRES)           (SQUARE FEET)          OF LEASE
--------------------------------------------------------------------------------------------------------------------
      Berryville,  AR          Manufacturing & Offices
                                                                    7                     33,000              Owned

      Houston,  TX             Manufacturing & Offices
                                                                    2                     35,500               2002

      Huntsville,  AR          Manufacturing & Offices
                                                                    6                     45,000               2000

      Joplin,  MO              Manufacturing & Offices
                                                                    5                     50,400              Owned

      Joplin,  MO              Manufacturing                                              33,000               1999

      St. Louis,  MO           Offices                              8                     65,176              Owned

      Tulsa,  OK               Manufacturing & Offices
                                                                    3                     62,599               2002
--------------------------------------------------------------------------------------------------------------------


Item 3.         Legal Proceedings

The Company is a party to limited legal proceedings arising out of the normal course of business. The Company believes that none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.         Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of the security holders in the quarter ended June 28, 1998.


                                     PART II

Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 15 filed herewith.


Item 6.         Selected Financial Data

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 15 filed herewith.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 41 filed herewith.


Item 8.         Consolidated Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements and Schedule contained on page 14 filed herewith.


Item 9.         Disagreements on Accounting and Financial Disclosure

Not applicable.


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report and is incorporated by reference.


Item 11.         Executive Compensation

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report and is incorporated by reference.


Item 12.         Security Ownership of Certain Beneficial Owners and Management

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report and is incorporated by reference.


Item 13.         Certain Relationships and Related Transactions

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report and is incorporated by reference.


                                     PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K
     a.  Consolidated Financial Statements.

                 See Index to Consolidated Financial Statements and Schedule which follows.

     b.  Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1998.

     c.  Exhibits

     d.  Consolidated Financial Statement Schedule.

                 See Index to Consolidated Financial Statements and Schedule which follows.

     e.  Exhibits.

Exhibit
Number                        Description                                             Page
-------                       -----------                                             ----
 3.1           Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company's Quarterly
               Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.

 3.1(a)        Certificate of Amendment to Restated Certificate of
               Incorporation, dated November 7, 1997, previously filed as
               Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference.

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

 10.1(a)       Second Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on November 30,
               1993. Previously filed with the Securities and Exchange
               Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.1(b)       Third Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on March 24, 1994.
               Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.1(c)       Fourth Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on January 3, 1995.
               Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.1(d)       Fifth Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on October 26,
               1995. Previously filed with the Securities and Exchange
               Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.1(e)       Sixth Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on January 9, 1998.
               Previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan's Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

 10.2 LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's
               Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.2(a)       First Amendment to the LaBarge, Inc. 1987 Incentive Stock Option
               Plan. Previously filed with the Securities and Exchange
               Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.3 LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's
               Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.3(a)       First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option
               Plan. Previously filed with the Securities and Exchange
               Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.4 Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.5 Loan Agreement dated June 25, 1996 among NationsBank, N.A., registrant, LaBarge Wireless, Inc. and LaBarge/STC, Inc.
               Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and is incorporated herein by reference.

 10.6 LaBarge, Inc. 1995 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's
               Annual Report on Form 10-K on September 19, 1996 and is incorporated herein by reference.

 10.7 Operating Agreement for LaBarge Clayco Wireless L.L.C. Previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K on September 19, 1996 and is incorporated herein by reference.

 10.8          Amendment to Loan Agreement between NationsBank, N.A. and
               LaBarge, Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc.
               Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 14, 1997 and is incorporated herein by reference.

 23(a)         Independent Auditors' Consent.                                             43

 27            Article 5 Financial Data Schedule.                                         44

Schedule
Number                 Description                                                       Page
--------               -----------                                                       ----
II               Valuation and Qualifying Accounts.                                       42

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




Dated:      September 4, 1998
      --------------------------









                                           LaBarge, Inc.

                                           By        s/William J. Maender/s
                                             -----------------------------------
                                                William J. Maender
                                                Vice President - Finance
                                                (Chief Financial and
                                                Accounting Officer)

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and William J. Maender and each of them, and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                          TITLE                                    DATE
             ---------                                          -----                                    ----
    Pierre L. LaBarge, Jr./s/                      Chairman Emeritus and Director                       8/11/98
    ----------------------------------------                                                         --------------
    Pierre L. LaBarge, Jr.

    Craig E. LaBarge/s/                            President (Chief Executive Officer)                  8/11/98
    ----------------------------------------                                                         --------------
    Craig E. LaBarge                               and Director

    William J. Maender/s/                          Vice President-Finance (Chief                        8/11/98
    ----------------------------------------                                                         --------------
    William J. Maender                             Financial Officer), Secretary and
                                                   Treasurer

    Gus G. Casten/s/                               Director                                             8/11/98
    ----------------------------------------                                                         --------------
    Gus G. Casten

    Robert H. Chapman/s/                           Director                                             8/11/98
    ----------------------------------------                                                         --------------
    Robert H. Chapman

    Richard P. Conerly/s/                          Director                                             8/11/98
    ----------------------------------------                                                         --------------
    Richard P. Conerly

    R. Hal Dean/s/                                 Director                                             8/11/98
    ----------------------------------------                                                         --------------
    R. Hal Dean

    J. C. Kuhn, Jr./s/                             Director                                             8/11/98
    ----------------------------------------                                                         --------------
    J. C. Kuhn, Jr.

    Edward J. Nestor, Jr./s/                       Director                                             8/11/98
    ----------------------------------------                                                         --------------
    Edward J. Nestor, Jr.

    James P. Shanahan, Jr./s/                      Director                                             8/11/98
    ----------------------------------------                                                         --------------
    James P. Shanahan, Jr.

    Jack E. Thomas, Jr./s/                         Director                                             8/11/98
    ----------------------------------------                                                         --------------
    Jack E. Thomas, Jr.

                         LABARGE, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES


                                                                         PAGE
                                                                         ----

          Consolidated Financial Statements

      Independent Auditors' Report                                        16

      Consolidated Statements of Operations,                              17
           Years Ended June 28, 1998,
           June 29, 1997 and June 30, 1996

      Consolidated Balance Sheets, June 28, 1998                          18
           and June 29, 1997

      Consolidated Statements of Cash Flows,                              19
           Years Ended June 28, 1998,
           June 29, 1997 and June 30, 1996

      Consolidated Statements of Stockholders' Equity,                    20
           Years Ended June 28, 1998,
           June 29, 1997 and June 30, 1996

      Notes to Consolidated Financial Statements,                        21-34
           Years Ended June 28, 1998,
           June 29, 1997 and June 30, 1996

      Management's Discussion and Analysis of                            35-41
           Financial Condition and
           Results of Operations



                                                                           Form
                     SCHEDULE                                              10-K
                     --------                                              ----

II - Valuation and Qualifying Accounts                                      42

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

                                  LaBarge, Inc.
                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)


                                                                              YEAR ENDED
                                            ----------------------------------------------------------------------------
                                                JUNE 28,        June 29,        June 30,        July 2,        July 3,
                                                  1998            1997            1996           1995            1994
    --------------------------------------------------------------------------------------------------------------------
    Net sales                                 $   99,292       $   96,666      $   75,060     $   61,646      $   73,143
    Earnings from operations                       8,465            7,844           4,980          2,436           4,082
    Pretax earnings                                7,550            7,001           3,771          1,002           2,103
    Net earnings                              $    4,764       $    7,735      $    3,540     $    1,321      $    2,356
    --------------------------------------------------------------------------------------------------------------------

    Basic net earnings per
    common share                              $      .31       $      .50      $      .23     $      .09      $      .16
    Diluted net earnings per common share
                                              $      .30       $      .49      $      .23     $      .09      $      .15
    --------------------------------------------------------------------------------------------------------------------

    Total assets                              $   58,992       $   43,459      $   41,550     $   31,608      $   44,477
    Long-term obligations                         10,163            5,101          10,419          6,467          15,143
    --------------------------------------------------------------------------------------------------------------------


Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, refinancings, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 28, 1998, there were approximately 3,500 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 1998 and 1997, as reported by the American Stock Exchange.


       1997-98                                HIGH                  LOW
       July - September                     6   1/8                 5  7/16
       October - December                   6 13/16                 3   3/4
       January - March                      4 11/16                 3   7/8
       April - June                         4   1/8                 3   3/8

       1996-97                                HIGH                  LOW
       July - September                     9   1/2                 5  5/16
       October - December                   7   1/8                 5   3/4
       January - March                      7  5/16                 5 13/16
       April - June                         8                       6

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



  s/KPMG Peat Marwick LLP/s
  -------------------------

  St. Louis, Missouri
  August 7, 1998

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per share data)



                                                                                     YEAR ENDED
                                                        ---------------------------------------------------------------
                                                               JUNE 28,               June 29,               June 30,
                                                                 1998                   1997                   1996
=======================================================================================================================

NET SALES                                                   $     99,292           $       96,666         $      75,060
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                                 76,420                   77,442                61,103
    Selling and administrative expense                            14,407                   11,380                 8,977
-----------------------------------------------------------------------------------------------------------------------

                                                                  90,827                   88,822                70,080
-----------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                           8,465                    7,844                 4,980
-----------------------------------------------------------------------------------------------------------------------

    Interest expense                                                 997                      942                 1,355
    Equity in loss (income) of joint venture                         120                       (4)                   93
    Minority interest loss                                           (89)                 -                     -
    Other (income) expense, net                                     (113)                     (95)                 (239)
-----------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                       7,550                    7,001                 3,771
INCOME TAX EXPENSE (BENEFIT)                                       2,786                     (734)                  231
-----------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                $      4,764           $        7,735         $       3,540
=======================================================================================================================

BASIC NET EARNINGS PER COMMON SHARE                         $        .31           $          .50         $         .23
AVERAGE COMMON SHARES OUTSTANDING                                 15,604                   15,626                15,314
=======================================================================================================================

DILUTED NET EARNINGS PER COMMON SHARE                       $        .30           $          .49         $         .23
AVERAGE COMMON SHARES OUTSTANDING                                 15,723                   15,790                15,553
=======================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)




                                                                                   JUNE 28,                 June 29,
                                                                                     1998                     1997
========================================================================================================================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                     $        540              $      1,467
    Accounts and notes receivable, net                                                  18,332                    13,384
    Inventories                                                                         18,968                    14,264
    Prepaid expenses                                                                       772                       735
    Deferred tax assets, net                                                             2,087                     4,426
------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT ASSETS                                                             40,699                    34,276
------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      11,254                     4,090
OTHER ASSETS, NET                                                                        7,039                     5,093
------------------------------------------------------------------------------------------------------------------------

                                                                                  $     58,992              $     43,459
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIaBILITIES:
    Short-term borrowings                                                         $      5,020              $        -
    Current maturities of long-term debt                                                 1,102                     1,032
    Trade accounts payable                                                               6,034                     5,532
    Accrued employee compensation                                                        4,710                     4,537
    Other accrued liabilities                                                            2,321                     1,714
------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                                        19,187                    12,815
------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                          10,163                     5,101
------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value. Authorized 40,000,000 shares; issued
      15,658,280 shares at June 28, 1998 and at June 29, 1997, including
      shares in treasury                                                                   156                       156
Additional paid-in capital                                                              13,468                    13,468
Retained earnings                                                                       16,683                    11,919
Less cost of common  stock in  treasury,  163,000  shares at June 28, 1998
   and 50 shares at June 29, 1997                                                         (665)                      -
------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                          29,642                    25,543
------------------------------------------------------------------------------------------------------------------------

                                                                                  $     58,992              $     43,459
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                 YEAR ENDED
                                                                             ------------------------------------------------
                                                                                 JUNE 28,          June 29,         June 30,
                                                                                   1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                     $    4,764       $    7,735       $    3,540
    Adjustments to reconcile net cash provided (used) by
     operating activities:
       Undistributed loss (earnings) in equity of joint venture                         120               (4)              93
       Minority interest in consolidated subsidiary                                     (89)               -                -
       Depreciation and amortization                                                  1,393            1,012              864
       Deferred taxes                                                                 2,339           (1,176)               -
       Other                                                                              -                -             (290)
       Changes in assets and liabilities, net of acquisition
         of majority business interest:
          Accounts and notes receivable, net                                         (4,422)            (529)          (3,955)
          Inventories                                                                (4,672)           3,313           (2,701)
          Prepaid expenses                                                               29             (449)              20
          Other assets                                                                    -           (1,175)               -
          Trade accounts payable                                                        182           (2,082)           2,514
          Accrued liabilities                                                           517            1,522            1,754
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               161            8,167            1,839
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                           (8,243)          (1,711)          (1,102)
Additions to other assets                                                            (2,299)            (658)            (496)
Collection of note receivable                                                             -                -              621
Acquisition of Sorep Technology, net of cash acquired                                     -                -           (1,802)
Acquisition of majority business interest, net of cash acquired                         165                -                -
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (10,377)          (2,369)          (2,779)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional investment by minority interest                                              300                -                -
Additions to long-term debt                                                           6,200                -            6,900
Repayments of long-term debt                                                         (1,066)          (4,919)          (3,986)
Exercise of stock warrants and options                                                    -               52              910
Sale (purchase) of common stock from (for) treasury                                    (665)               1                8
Net change in short-term borrowings, net of acquisition of
  majority business interest                                                          4,520             (400)          (2,100)
-----------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      9,289           (5,266)           1,732
-----------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (927)             532              792
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        1,467              935              143
-----------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $      540       $    1,467       $      935
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands except share data)



                                                                         ADDITIONAL
                                              COMMON STOCK               PAID-IN      RETAINED          TREASURY STOCK
                                           SHARES        PAR VALUE       CAPITAL      EARNINGS        SHARES           COST
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 1995                    15,227,316     $      152      $   12,510   $      644       (5,391)       $    (9)

Net earnings                                        -              -               -        3,540            -              -
Exercise of warrants                          300,000              3             897            -            -              -
Purchase of common
  to treasury                                       -              -               -            -      (24,221)           (88)
Exercise of stock options                      74,575              1               9            -       29,425             96
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                   15,601,891     $      156      $   13,416   $    4,184         (187)       $    (1)

Net earnings                                        -              -               -        7,735            -              -
Exercise of stock options                      56,389              -              52            -          137              1
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1997                   15,658,280     $      156      $   13,468   $   11,919           (50)            -

NET EARNINGS                                        -              -               -        4,764             -             -
PURCHASE oF COMMON
  TO TREASURY                                       -              -               -            -      (162,950)         (665)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 28, 1998                   15,658,280     $      156      $   13,468   $   16,683     (163,000)       $  (665)
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 28, 1998, June 29, 1997 and June 30, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
LaBarge, Inc. and subsidiaries (the "Company") are engaged in the design, engineering, manufacturing and sale of customized electronic products and systems and complex interconnect assemblies. Its customers are primary in the defense, geophysical, aerospace, telecommunications and medical markets.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries, and joint ventures owned 51% and more. Significant intercompany accounts and transactions have been eliminated. Investments in 20 - 50% owned companies are accounted for on the equity method. Investments in less than 20% owned companies are accounted for at cost.

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal years 1998, 1997 and 1996 consisted of 52 weeks.

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

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Earnings per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

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

NEW ACCOUNTING STANDARDS
In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will not impact the Company's consolidated financial statements or results of operations.

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

In April 1998, the FASB issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which will become effective for the Company in fiscal 2000. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company currently follows this approach and such costs have been minimal in the past.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which becomes effective for the Company in fiscal 1999. Since the Company has no pension plan nor provides post-retirement benefits, there should be no impact to the Company from the adoption of SFAS No. 132.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which becomes effective for the Company in fiscal 2000. Historically the Company has not utilized such instruments or engaged in such activities; therefore, the adoption of SFAS No. 133 will not impact the Company's consolidated financial statements, the results of operations or the notes thereto.


2.  ACQUISITIONS, DIVESTITURES AND INVESTMENTS

Acquisition
In fiscal 1996, the Company, through its wholly-owned subsidiary, LaBarge/STC, Inc., acquired SOREP Technology Corporation. The total acquisition cost exceeded the estimated fair value of the net assets acquired by $400,000 and was recorded as goodwill. The combination was accounted for by the purchase method. The results of operations of LaBarge/STC, Inc. have been included in the accompanying consolidated financial statements from the date of acquisition.

Joint Venture
During the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to fifty-one percent. Beginning with the second quarter, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at pretax profits. For fiscal years 1997 and 1996, the results of operations and investment in this joint venture had been reported using the equity method of accounting, which was appropriate for a 50% joint venture. Sales by and assets of the joint venture were less than 4.2% of total consolidated net sales and assets for fiscal 1998.

Investments
Early in fiscal 1998, the Company invested an additional $2.0 million in TRANSMEDICA International, Inc., the company for whom LaBarge produces the Laser Lancet(R). Payment for this investment included an exchange of approximately $1.2 million of accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was reclassified to other assets, net as of June 29, 1997. The Company has now invested $2.3 million and owns approximately 9.5% of TRANSMEDICA's common stock.

Also during this period, LaBarge finalized revised agreements with TRANSMEDICA concerning our exclusive manufacturing agreement and negotiated payment terms for open receivables and for future payments for Laser Lancet units.

With the agreement, LaBarge became the exclusive manufacturer for all of North and South Americas and Europe. Secondly, the Company agreed to accept an interest-bearing note, secured by all the assets of TRANSMEDICA, for the $900,000 then owed for prior work and provide $1.1 million in funding for new production of Laser Lancets. As part of the agreement, LaBarge received warrants to purchase an additional 4% of TRANSMEDICA stock for $25 per share.

Also during fiscal 1998, LaBarge made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement LaBarge's and management believes this alliance may provide future opportunities for LaBarge. The Company accounts for the investment at cost.


3.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                            JUNE 28,                  June 29,
                                                                              1998                      1997
-----------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                               $      17,556              $      13,421
Less allowance for doubtful accounts                                               150                        148
-----------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                         17,406                     13,273
Notes receivables                                                                  903                     -
Other current receivables                                                           23                        111
-----------------------------------------------------------------------------------------------------------------
                                                                         $      18,332              $      13,384
=================================================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Early in fiscal 1998, the Company invested an additional $2.0 million in TRANSMEDICA. Payment for this investment included an exchange of approximately $1.2 million of accounts receivable and $800,000 cash. The amount of the receivable, $1.2 million, was reclassified to other assets, net as of June 29, 1997.

In the fourth quarter of fiscal 1998, the Company extended up to $2.0 million in credit to TRANSMEDICA, which includes $900,000 currently owed and $1.1 million in new credit to allow new production of the Laser Lancet. The credit is in the form of a one-year, interest-bearing note and is secured by substantially all of TRANSMEDICA's assets.

Other current receivables include amounts due from employees for travel advances and other miscellaneous sources.

4.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                      JUNE 28,                      June 29,
                                                                        1998                          1997
-------------------------------------------------------------------------------------------------------------
Raw materials                                                     $        10,353               $      10,546
Work in progress                                                            9,070                       4,015
-------------------------------------------------------------------------------------------------------------
                                                                           19,423                      14,561
Less progress payments                                                        455                         297
-------------------------------------------------------------------------------------------------------------
                                                                  $        18,968               $      14,264
=============================================================================================================

In accordance with contractual agreements, the government has a security interest in the inventories identified with related contracts for which progress payments have been received.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

                                                                                                       Estimated
                                                        JUNE 28,                June 29,              useful life
                                                          1998                    1997                  in years
-----------------------------------------------------------------------------------------------------------------
Land                                                  $      2,457            $       36                   -
Building and improvements                                    5,902                 1,869                  5-33
Leasehold improvements                                       1,634                 1,571                  2-10
Machinery and equipment                                      8,622                 7,829                  2-20
Furniture and fixtures                                       3,118                 2,337                  3-10
Construction in progress                                       228                    34                   -
-----------------------------------------------------------------------------------------------------------------
                                                            21,961                13,676
Less accumulated depreciation                               10,707                 9,586
----------------------------------------------------------------------------------------
                                                      $     11,254            $    4,090
========================================================================================

Depreciation expense was $1.2 million, $816,000 and $695,000 for the fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri for $6.2 million.

6.  OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                           JUNE 28,                                 June 29,
                                                             1998                                     1997
--------------------------------------------------------------------------------------------------------------
Cash value of life insurance                             $     2,229                             $       1,818
Deposits licenses, and other                                   1,879                                     2,502
Investments in businesses                                      2,750                                       411
--------------------------------------------------------------------------------------------------------------
                                                               6,858                                     4,731
--------------------------------------------------------------------------------------------------------------
Software                                                       1,047                                     1,034
Goodwill                                                         412                                       403
--------------------------------------------------------------------------------------------------------------
                                                               1,459                                     1,437
Less amortization                                              1,278                                     1,075
--------------------------------------------------------------------------------------------------------------
                                                         $     7,039                             $       5,093
==============================================================================================================

Amortization expense was $203,000, $196,000 and $169,000 for the fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.


7.  SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)

                                                                                 JUNE 28,                June 29,
                                                                                   1998                    1997
------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreements:
    Balance at period end                                                      $      5,020            $         -
    Interest rate at period end                                                        6.80%                  6.88%
    Average amount of short-term borrowings
      outstanding during period                                                $      4,751            $     1,484
    Average interest rate for period                                                   6.94%                  7.47%
    Maximum short-term borrowings at any month end                             $      9,250            $     3,060
==================================================================================================================

Long-term debt:
  Senior lender:
    Revolving credit agreement                                                        2,000                  2,000
    Term loan                                                                         3,000                  4,000
    Mortgage loan                                                                     6,164                -
    Other                                                                               101                    133
------------------------------------------------------------------------------------------------------------------
                                                                                     11,265                  6,133
Less current maturities                                                               1,102                  1,032
------------------------------------------------------------------------------------------------------------------

       Total long-term debt, less current maturities                           $     10,163            $     5,101
==================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 1998, 1997 and 1996 were $773,000, $900,000, and $1.4 million, respectively.

SENIOR LENDER
The Company's senior lender is NationsBank, N.A. The four-year, unsecured lending agreement provides a $4.0 million term loan payable in quarterly installments of $250,000 which began June 30, 1997 and a $17.0 million working capital revolver. The interest rate on both loans is variable based on a ratio of senior debt to earnings and is available as either a premium over LIBOR or a discount from prime rate at the Company's option.

Through various performance criterion, this rate can be lowered to 150 basis points below prime, or at the Company's option, 75 basis points over LIBOR. At June 28, 1998, the Company is at the lowest rates possible under the agreement, currently which ranges from 6.7% to 7.0%.

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri and financed the purchase with a $6.2 million mortgage loan. The loan is at 7.5% interest on a 25-year amortization with a due date of January 2008.

LaBarge Clayco has a revolving line of credit with Mercantile Bank N. A. This line is in the amount of $1.0 million and has a maturity of September 1998. The interest rate on this note is a 1/4% over the bank's prime rate. At fiscal year-end 1998, the outstanding amount was $750,000 at an interest rate of 8.75%. LaBarge Clayco anticipates renegotiating the revolving line of credit prior to expiration on terms generally consistent with those currently in place.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

          FISCAL YEAR
          ----------------------------------------------------------------------

          1999........................................................  $1,102
          2000.......................................................    1,124
          2001.......................................................    3,131
          2002......................................................       105
          2003......................................................       114

          ----------------------------------------------------------------------


8.  OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2007. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

At June 28, 1998, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows: (dollars in thousands)

         FISCAL YEAR
         -----------------------------------------------------------------------

         1999......................................................    $1,074
         2000......................................................       796
         2001......................................................       637
         2002......................................................       464
         2003......................................................       130

         -----------------------------------------------------------------------

Rental expense under operating leases is as follows:
(dollars in thousands)

                                                                             YEAR ENDED
                                                          -------------------------------------------------------
                                                           JUNE 28,               June 29,              June 30,
                                                              1998                   1997                  1996
-----------------------------------------------------------------------------------------------------------------
Initial term of more than one year                        $     1,226            $    1,150            $      860
Short-term rentals                                                363                   341                   390
-----------------------------------------------------------------------------------------------------------------
                                                          $     1,589            $    1,491            $    1,250
=================================================================================================================


9.  EMPLOYEE BENEFIT PLANS

The Company has a contributory profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 1998, 1997 and 1996, Company matching contributions were $236,000, $187,000 and $141,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for the fiscal years ended June 28, 1998, June 29, 1997 and June 30, 1996.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory profit-sharing plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan were $119,000, $63,000 and $45,000 for the guaranteed return and $13,000, $20,000 and $8,000 of income for the Company-owned insurance in fiscal years 1998, 1997 and 1996, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included, along with other policies owned by the Company, in other assets and was $838,000 at June 28, 1998 compared to $669,000 at June 29, 1997. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $1.3 million at June 28, 1998 versus $906,000 at June 29, 1997.

On July 1, 1998, the Company started an employee stock purchase plan which allows any employee to purchase common stock at 15% below the market price at the end of each quarter.

10.  OTHER INCOME, NET

The components of other income, net are as follows:
(dollars in thousands)

                                                                                   YEAR ENDED
                                                              ----------------------------------------------------
                                                               JUNE 28,             June 29,             June 30,
                                                                 1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------
Interest income                                               $     43              $    96              $     152
Property rental income                                             314                    -                      -
Property rental expense                                           (275)                   -                      -
Other, net                                                          31                   (1)                    87
------------------------------------------------------------------------------------------------------------------
                                                              $    113              $    95              $     239
==================================================================================================================

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri and financed the purchase with a $6.2 million mortgage loan.

At June 28, 1998, the future minimum rental income under leases with tenants in excess of one year are as follows:
(dollars in thousands)

          FISCAL YEAR
          ----------------------------------------------------------------------

          1999..........................................................  $707
          2000.........................................................    706
          2001.........................................................    709
          2002.........................................................    684
          2003.........................................................    658

          ----------------------------------------------------------------------


11.  INCOME TAXES

Income tax expense (benefit) consists of:
 (dollars in thousands)

                                                            CURRENT               DEFERRED               TOTAL
                                                          ---------------------------------------------------------
YEAR ENDED JUNE 28, 1998:
    U.S. FEDERAL                                          $      102           $      2,404             $     2,506
    STATE AND LOCAL                                              345                    (65)                    280
-------------------------------------------------------------------------------------------------------------------
                                                          $      447           $      2,339             $     2,786
===================================================================================================================

Year ended June 29, 1997:
    U.S. Federal                                          $      134           $     (1,176)            $    (1,042)
    State and Local                                              308                      -                     308
-------------------------------------------------------------------------------------------------------------------
                                                          $      442           $     (1,176)            $      (734)
===================================================================================================================

Year ended June 30, 1996
    U.S. Federal                                          $       72           $         -              $        72
    State and Local                                              159                     -                      159
-------------------------------------------------------------------------------------------------------------------
                                                          $      231           $         -              $       231
===================================================================================================================

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)

                                                                        JUNE 28,          June 29,         June 30,
                                                                          1998              1997             1996
--------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                       $     2,567       $     2,380        $   1,282
Increase (reduction) in income taxes resulting from:
   Change in valuation allowance                                                -            (3,616)          (1,163)
   State and local tax                                                        215               183              110
   Other                                                                        4               319                2
--------------------------------------------------------------------------------------------------------------------
                                                                      $     2,786       $      (734)       $     231
====================================================================================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(dollars in thousands)

                                                                         JUNE 28,                    June 29,
                                                                           1998                        1997
--------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Inventories due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform
   Act of 1986 and inventory reserves                                  $        396                $       468
Other                                                                         1,212                      1,004
Net operating loss carryforwards                                                  -                      2,748
Tax credit carryforwards                                                        712                        584
--------------------------------------------------------------------------------------------------------------

         TOTAL GROSS DEFERRED TAX ASSETS                                      2,320                      4,804
--------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
Property, plant and equipment, principally
   due to differences in depreciation and
   capitalized interest                                                        (230)                      (282)
Other                                                                            (3)                       (96)
--------------------------------------------------------------------------------------------------------------

         TOTAL GROSS DEFERRED TAX LIABILITIES                                  (233)                      (378)
--------------------------------------------------------------------------------------------------------------

         NET DEFERRED TAX ASSETS                                       $      2,087                $     4,426
==============================================================================================================

No valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the tax benefits which will be realized from future profitability which can be predicted with reasonable certainty.

The net change in the total valuation allowance for the years ended June 28, 1998 and June 29, 1997 were $-0- and decreases of $3.6 million, respectively.

The Company has alternative minimum and investment tax credit carryforwards of approximately $712,000 which are available to reduce future regular federal income taxes.

Total cash payments for income taxes in all years presented were $270,000 for fiscal 1998, $432,000 for fiscal 1997 and $249,000 for fiscal 1996.
12.  EARNINGS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No., 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements.

                                                                 JUNE 28,              June 29,              June 30,
                                                                   1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Net earnings                                                     $    4,764            $   7,735             $   3,540
----------------------------------------------------------------------------------------------------------------------
DENOMInATOR:
Denominator for basic net earnings per
   share weighted-average share                                      15,604               15,626                15,314
Effect of dilutive securities-employee
   stock options                                                        119                  164                   239
----------------------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
Denominator for diluted net earnings per
   share adjusted weighted-average shares
   and assumed conversions                                           15,723               15,790                15,553
----------------------------------------------------------------------------------------------------------------------

BASIC NET EARNINGS PER COMMON SHARE                              $      .31            $     .50             $     .23
======================================================================================================================

DILUTED NET EARNINGS PER COMMON SHARE                            $      .30            $     .49             $     .23
======================================================================================================================


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the unsecured senior lending agreement and the mortgage loan are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently and accrue interest at rates which generally fluctuate with interest rate trends.


14.  INDUSTRY SEGMENT INFORMATION

The Company is engaged in the design, engineering, manufacturing and sale of electronic systems and devices and complex cables and wiring harnesses principally for the defense, geophysical, aerospace, telecommunications and medical markets.

Customers accounting for more than 10% of net sales for the years ended June 28, 1998, June 29, 1997 and June 30, 1996 follow:

       Customer                                 1998        1997         1996
       -------------------------------------------------------------------------

       1.....................................    27%         24%          26%
       2.....................................    17          14            4
       3.....................................     1          11           25

       -------------------------------------------------------------------------

Sales for export did not exceed 10% of sales in any fiscal year.


15.  LITIGATION AND CONTINGENCIES

The Company is involved in limited litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of the litigation will not have a material adverse effect on the operating results, financial position or cash flows of the Company.


16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands except per share data)

1998                                                      FIRST            SECOND            THIRD          FOURTH
--------------------------------------------------------------------------------------------------------------------

Net sales                                             $     21,492      $    22,203       $   26,996     $    28,601
Gross profit                                                 4,687            5,201            5,996           6,988
Earnings from operations before
   income taxes                                              1,506            1,644            2,004           2,396
Income tax expense                                             556              612              734             884

Net earnings                                          $        950      $     1,032       $    1,270     $     1,512

Basic net earnings per common share                   $        .06      $       .07       $      .08     $       .10
Diluted net earnings per common share                 $        .06      $       .07       $      .08     $       .10
====================================================================================================================

1997                                                     First             Second            Third          Fourth
--------------------------------------------------------------------------------------------------------------------

Net sales                                             $     21,923      $    24,102       $   25,230     $    25,411
Gross profit                                                 4,756            5,016            4,774           4,678
Earnings from operations before
   income taxes                                              1,496            1,653            1,774           2,078
Income tax expense (benefit)                                    96              106               98         (1,034)

Net earnings                                          $      1,400      $     1,547       $    1,676     $     3,112

Basic net earnings per common share                   $        .09      $       .10       $      .11     $       .20
Diluted net earnings per common share                 $        .09      $       .10       $      .11     $       .20
====================================================================================================================


During fiscal 1997, management revised its estimate as to the future realizable value of its net tax operating loss carryforwards. This revaluation resulted in $1.2 million of incremental tax benefits in the fourth quarter and for the year 1997, which increased net earnings by the same amount and earnings per share by $.08.


17.  STOCK OPTION PLANS

The Company has three incentive stock option plans for key management personnel. Under the 1987 Plan, the Company was authorized to grant options for up to 200,000 shares of common stock. The 1993 Plan authorized 300,000 shares to be granted. The 1995 Plan authorized 400,000 shares to be granted. Under all plans, the term of the granted options are ten years and the vesting period is two years.

Information regarding these option plans for fiscal years 1998, 1997 and 1996:


                                                                                                                   WEIGHTED-
                                                           WEIGHTED-          NUMBER OF         WEIGHTED-           AVERAGE
                                        NUMBER OF           AVERAGE            SHARES            AVERAGE          FAIR VALUE
                                          SHARES         EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE    GRANTED OPTION
------------------------------------------------------------------------------------------------------------------------------
Outstanding at July 2, 1995               319,000         $     1.19           107,000         $    1.02
Granted                                    50,000               4.18                                             $    1.48
Exercised                                (104,000)              1.02
------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1996              265,000         $     1.82           187,000         $    1.13
Granted                                    91,775               6.65                                             $    3.08
Exercised                                 (60,000)              1.29
------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 29, 1997              296,775         $     3.42           155,000         $    1.26
GRANTED                                    75,513               5.98           -                   -             $    2.86
------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JUNE 28, 1998              372,288               3.94           205,000         $    1.97
------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding:

                                 OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                                WEIGHTED-
                             NUMBER              REMAINING            AVERAGE              NUMBER              AVERAGE
       RANGE OF            OUTSTANDING          CONTRACTUAL           EXERCISE           EXERCISABLE           EXERCISE
    EXERCISE PRICES        AT 6/28/98          LIFE (YEARS)            PRICE             AT 6/28/98             PRICE
-----------------------------------------------------------------------------------------------------------------------
    $  .66 - 1.24             80,000                1.1               $   1.13             80,000              $   1.13
      1.31 - 1.44             75,000                4.6                   1.40             75,000                  1.40
      3.98 - 4.38             50,000                5.8                   4.18             50,000                  4.18
      5.97 - 7.24            167,288                8.2                   6.35                  -                     -
-----------------------------------------------------------------------------------------------------------------------

    $  .66 - 7.24            372,288                                                      205,000
=======================================================================================================================

All stock options are granted at fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's pro forma net income and diluted earnings per share for fiscal 1998 would have been $4.6 million and $.29 per share, respectively, and $7.6 million and $.49 per share in fiscal 1997, respectively.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; expected dividend yield of 0%; expected life of three years and expected volatility of 61%.


18.  WARRANTS

On May 28, 1996, warrants for 300,000 shares of common stock were exercised at $3 per share by the Company's former lender. These warrants were issued in fiscal 1992 as part of a refinancing. The Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register these shares for sale by the holder thereof.


19.  SUBSEQUENT EVENT

In July 1998, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product marketed by NotiCom will be BusCall. BusCall notifies parents by phone, electronic mail or pager when a school bus is approaching their children's bus stop. It will be marketed to wireless communications providers and local exchange carriers which can offer BusCall as an add-on service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all electronic hardware sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in NotiCom and has committed to contribute $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in the intellectual property and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL
Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forwardlooking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; further cutbacks in defense spending by the U.S. Government; lack of acceptance by the market of the Laser Lancet(R) developed for TRANSMEDICA International, Inc.; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing; and unexpected year 2000 issues.

OVERVIEW
LaBarge, Inc. designs and manufactures sophisticated high performance electronics and systems for specialized applications in a variety of industries. We provide complete electronic system solutions, developing customized applications for our customers who are typically recognized leaders in the defense, geophysical, commercial aerospace, telecommunications and medical industries. As such, we rely heavily on maintaining strong relationships with our current customers and continually establishing relationships with new customers.

SIGNIFICANT EVENTS Recent significant events include:

- We achieved record sales and pretax profits in fiscal 1998. Pretax profit of $7.6 million exceeded last year's $7.0 million by 7.8%.

- We increased total sales 2.7% as compared with fiscal 1997, and 32.3% as compared with fiscal 1996, despite the loss of significant business with Northern Telecom ("Nortel"), our largest telecommunications customer in fiscal 1997 and 1996, due to the customer's product redesign. In fiscal 1998, Nortel represented only 1.1% of total sales while in fiscal 1997 it represented 11.4% and in fiscal 1996, it accounted for 24.9%. Excluding Nortel, fiscal 1998 sales were up 14.6% over fiscal 1997. Success in developing new relationships with other companies has allowed us to accomplish this growth.

- During fiscal 1998, 51% of our total sales were to customers in the defense market, as compared with 48% in fiscal 1997 and 46% in fiscal 1996. We continue to see a solid defense-related business, even though the opportunities for significant growth in this area in the future are limited due to the current lower levels of government spending.

     We continue to see much better growth potential in commercial markets such as commercial aerospace and telecommunications. In recent years, growth in the geophysical market has been strong; however, we are anticipating some softness due to low crude oil prices. We believe that long-term fundamentals in this market are very positive and that we can overcome any short-term impact through the strength in other markets.

- In July 1998, we entered into a 50%/50% joint venture with Global Research Systems, Inc. of Rome, Georgia. The new company, known as NotiCom L.L.C., is in the development stage and will market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product marketed by NotiCom will be BusCall(TM). This unique product notifies parents by phone, electronic mail or pager when the school bus is approaching the children's bus stop. The product will be marketed to telephone companies, both wireless providers and local exchange carriers, who can offer BusCall as an added-value service such as call forwarding and call waiting.

     LaBarge, Inc. will be the exclusive manufacturer of all systems hardware sold by the joint venture. We are optimistic about the potential for the technology, but it is too early to predict what effect the joint venture will have on revenues and earnings.

     Our initial investment in NotiCom L.L.C. is $4.0 million. The investment is not reflected in the fiscal 1998 year-end balance sheet since the agreements were finalized subsequent to fiscal year end. (See "Notes to Consolidated Financial Statements" for more detail.)

- Late in fiscal 1998, we reached new agreements with TRANSMEDICA International, Inc., concerning our exclusive manufacturing rights; payment terms for open receivables; and payments for future units produced.

     With the agreements, our manufacturing rights were expanded to include all of North America, South America and Europe. Secondly, we agreed to accept a one year, interest-bearing note, secured by all of the assets of TRANSMEDICA, for the $900,000 then owed us up to an additional $1.1 million to finance new production by LaBarge. Further, we received warrants to purchase 4% of TRANSMEDICA's common stock for $25 per share.

     In July 1998, TRANSMEDICA received broad clearance from the FDA to market the Laser Lancet for capillary blood collection. At this time, we cannot predict what result this broad clearance will have on TRANSMEDICA's marketing efforts or LaBarge's revenues and earnings.

- Early in fiscal 1998, we increased our investment in TRANSMEDICA by investing $2.0 million through the exchange of approximately $1.2 million of receivables and payment of $800,000 cash. We now own 9.5% of TRANSMEDICA stock.

- Also during fiscal 1998, we made a $500,000 investment equating to an approximate 10% ownership position in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared-access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement those of LaBarge and management believes this alliance may provide future opportunities for LaBarge. The Company accounts for the investment at cost.

- In October 1997, we increased our ownership interest in LaBarge Clayco Wireless L.L.C. to 51%. In doing so, we began consolidating the total operations into our financial statements and reflecting the minority-owners' interest as an addition to or deduction from income as opposed to the prior method of recording the one-line entry for our share of equity of the company.

- In fiscal 1998, we began reporting net earnings and earnings per share on a fully taxed basis. The composite tax rate in fiscal 1998 was 37.1%, which compares with 6.5% in fiscal year 1997 and 6.1% in fiscal 1996. Further, in fiscal 1997 we revalued our deferred tax assets which resulted in non-recurring $1.2 million in incremental tax benefits. If all years were fully taxed on a basis comparable with fiscal 1998, earnings per common share would have been $.30 in fiscal 1998, compared with $.28 in fiscal 1997 and $.15 in fiscal 1996.

We are continuing to focus our sales efforts on both existing and new customers who offer us the opportunity to provide a partnering-type relationship over the long-term. We are primarily focused on customers in the defense, geophysical, commercial aerospace, telecommunications and medical markets, all of which we believe have good long-term potential.

At June 28, 1998, we had a backlog of orders totaling $57.5 million as compared to $61.3 million at the beginning of the fiscal year. Of this backlog, approximately $37.8 million was for defense-related customers and $19.7 million for commercial customers. Approximately $19.9 million of our total backlog figure is currently scheduled for delivery in fiscal year 2000 or beyond. We believe this backlog gives us a solid base of business for fiscal 1999.

RESULTS OF OPERATIONS 1998 - 1997 - 1996
SALES
(dollars in thousands)

                                                                                  YEAR ENDED
                                                        --------------------------------------------------------------
                                   Change
                               1998 vs. 1997                1998                     1997                     1996
----------------------------------------------------------------------------------------------------------------------
Net sales                          + 2.7%               $     99,292             $     96,666             $     75,060
======================================================================================================================

During fiscal 1998, increased sales to customers in defense, geophysical and commercial aerospace were sufficient to offset a lower level of business in telecommunications. Sales to defense customers were $50.6 million in fiscal 1998 versus $46.4 million in fiscal 1997 (up 9.1%); sales to geophysical customers were $25.3 million in fiscal 1998 compared with $20.5 million in fiscal 1997 (up 23.7%); and sales to commercial aerospace customers were $9.8 million in fiscal 1998 versus $7.4 million in fiscal 1997 (up 32.5%). Sales to telecommunications customers were down due to a decision by Northern Telecom ("Nortel") in our fiscal 1997 to change their product focus and redesign a product we manufactured for them in fiscal years 1996 and 1997. Thus sales to Nortel in fiscal 1998 were $1.0 million compared to $11.0 million in fiscal 1997 and $18.7 million in fiscal 1996.

Sales to our top 10 customers accounted for 67.0% of fiscal 1998 revenue versus 75.9% in fiscal 1997 and 78.0% in fiscal 1996. Included in these revenues are sales to various units of Lockheed Martin, which accounted for 27.3% of total sales in fiscal 1998 compared with 23.7% in fiscal 1997 and 26.0% in fiscal 1996; and sales to units of Schlumberger, which totaled 16.7% in fiscal 1998, 13.8% in fiscal 1997 and 2.8% in fiscal 1996 of total sales.

GROSS MARGIN
(dollars in thousands)

                                                                                  YEAR ENDED
                                                           ----------------------------------------------------------
                                   Change
                               1998 vs. 1997                  1998                      1997                   1996
---------------------------------------------------------------------------------------------------------------------
Gross profit                    +     19.0%                $  22,872                  $19,224                 $13,957
Gross margin                    +   3.1pts.                     23.0%                    19.9%                   18.6%
=====================================================================================================================


The increase in gross margin from fiscal 1996 to 1997, and again, from fiscal 1997 to fiscal 1998 is primarily attributable to our strategic focus on providing higher value-added products and services for our customers. In addition, better purchasing practices have allowed us to reduce material costs.

OPERATING EXPENSES
(dollars in thousands)

                                                                                   YEAR ENDED
                                                            -----------------------------------------------------------
                                       Change
                                   1998 vs. 1997                 1998                    1997                   1996
-----------------------------------------------------------------------------------------------------------------------
Operating expenses                     +    26.6%           $    14,407             $    11,380             $     8,977
Percent of sales                       + 2.7 pts.                  14.5%                   11.8%                   12.0%
=======================================================================================================================

During fiscal 1997, we aggressively added personnel in sales, applications engineering and management to help secure new business, support customer needs and, in general, put more resources in front of the customers. This allows us to identify opportunities to provide greater value for our customers. These additions were made throughout fiscal 1997, but the full effect on an annual basis did not appear until fiscal 1998, hence the major increases in operating expenses in both fiscal 1998 and 1997. During fiscal 1998, we added 14 people to our non-production staff, while in fiscal 1997 we added 40 people.

INTEREST EXPENSE
(dollars in thousands)

                                                                         YEAR ENDED
                                           ----------------------------------------------------------------------
                                              1998                          1997                           1996
-----------------------------------------------------------------------------------------------------------------
Interest expense                           $     997                      $     942                     $   1,355
=================================================================================================================

In fiscal 1998, borrowings increased due to: investments in TRANSMEDICA and Open Cellular Systems; the repurchase of LaBarge stock; and, the purchase of the Company's headquarters building in St. Louis. (See "Financial Condition and Liquidity" below.) As a result, interest expense was higher in fiscal 1998 than in fiscal 1997.

In fiscal 1997, $3.4 million in 12% Subordinated Notes were redeemed which, along with $8.2 million in operating cash flow, allowed us to reduce borrowings and related interest costs as compared with fiscal 1996.

PRETAX EARNINGS
(dollars in thousands)

                                                                                         YEAR ENDED
                                                                 ---------------------------------------------------
                                             Change
                                         1998 vs. 1997              1998                1997                  1996
--------------------------------------------------------------------------------------------------------------------
Pretax earnings                              + 7.8%              $   7,550           $   7,001             $   3,771
====================================================================================================================

Pretax earnings of $7.6 million were a record for us and reflect the continuing growth and strength of the Company.

TAX EXPENSE (BENEFIT)
(dollars in thousands)

                                                                         YEAR ENDED
                                           -----------------------------------------------------------------------
                                              1998                          1997                           1996
------------------------------------------------------------------------------------------------------------------
Tax expense (benefit)                       $  2,786                     $  (734)                        $   231
==================================================================================================================

In accordance with SFAS 109, we revalued our net deferred tax assets in fiscal 1997 to reflect our expectation that it was more likely than not that the tax benefits available to us would be realized. Consequently, the revaluation resulted in a $1.2 million incremental tax benefit in fiscal 1997.

Further, this revaluation resulted in fiscal 1998 and future earnings being taxed at the full appropriate marginal state and federal rates.

NET EARNINGS AND EARNINGS PER SHARE
(dollars in thousands except per share data)

                                                                            YEAR ENDED
                                                    -----------------------------------------------------------------
                                                        1998                        1997                       1996
---------------------------------------------------------------------------------------------------------------------
Net earnings                                        $    4,764                  $    7,735                 $    3,540
Basic net earnings per share                        $      .31                  $      .50                 $      .23
Diluted net earnings per share                      $      .30                  $      .49                 $      .23
=====================================================================================================================

Although reported net earnings and earnings per share are significantly lower in fiscal 1998 versus fiscal 1997, they are not directly comparable, because of significantly higher tax rates in fiscal 1998.

In fiscal 1998, state and federal taxes on earnings were approximately 37% while in fiscal 1997 a benefit of $1.2 million was derived as noted above and added to earnings and earnings per share. In fiscal years 1997 and 1996, due to net operating loss carryforwards, earnings were taxed at only approximately 6.5% and 6.1%, respectively. Comparing all years on an equivalent tax basis with fiscal 1998, the results are as follows:

Fully taxed earnings and earnings per share on an equivalent tax basis with fiscal 1998:
(dollars in thousands except per share data)

                                                                             YEAR ENDED
                                                    -----------------------------------------------------------------
                                                        1998                        1997                       1996
---------------------------------------------------------------------------------------------------------------------
Fully taxed net earnings                            $    4,764                  $    4,418                 $    2,379
Basic net earnings per share                        $      .31                  $      .28                 $      .16
Diluted net earnings per share                      $      .30                  $      .28                 $      .15
=====================================================================================================================


FINANCIAL CONDITION AND LIQUIDITY
Over the last few years, we have worked to improve our balance sheet and overall financial condition.

The following shows our equity and debt:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                             YEAR ENDED
                                                       ------------------------------------------------------
                                                             1998                                   1997
-------------------------------------------------------------------------------------------------------------
    Stockholders' equity                               $        29,642                        $        25,543
    Debt                                               $        16,285                        $         6,133
=============================================================================================================

Events which have impacted us over the last two fiscal years are:

In fiscal 1997, we renegotiated the terms of our senior lending arrangement with NationsBank, N.A. on more favorable terms than the previous agreement. This helped us lower interest costs and provides adequate working capital for planned operations through fiscal 1999.

Also in fiscal 1997, we redeemed $3.4 million of 12% Subordinated Notes due in 1998, which further reduced interest costs.

In fiscal 1998, we purchased our headquarters building in St. Louis, Missouri and financed the purchase with a $6.2 million mortgage loan to reduce operating costs. In addition, cash was used to purchase other capital items totaling $2.0 million in fiscal 1998 compared with $1.7 million in fiscal 1997 and $1.1 million in fiscal 1996.

The aggregate maturities of all debt over the next three years, excluding the revolving credit agreement and amounts due on our mortgage loan are $1.1 million in fiscal 1999; $1.1 million in fiscal 2000 and $1.1 million in fiscal 2001. We expect to meet these obligations with cash generated from operations and funds available under our revolving credit agreement.

Early in fiscal 1998, we invested $2.0 million in TRANSMEDICA. We converted $1.2 million of accounts receivable classified as other assets, net plus $800,000 in cash as payment for this investment. With this investment, we have invested $2.3 million and own approximately 9.5% of TRANSMEDICA's common stock.

In June 1998, we reached new agreements with TRANSMEDICA concerning our exclusive manufacturing rights; payment terms for open receivables; and payments for future units produced. With the agreements, our manufacturing rights were expanded to include all of North and South America and Europe. Secondly, we agreed to accept a $2.0 million, one year, interest-bearing note, secured by all of the assets of TRANSMEDICA, for the $900,000 then owed us and up to an additional $1.1 million to finance new production by LaBarge. Further, we received warrants to purchase an additional 4% of TRANSMEDICA's common stock for $25 per share.

Also during fiscal 1998, we made a $500,000 investment equating to an approximate 10% ownership position in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement those of LaBarge and management believes this alliance may provide future opportunities for LaBarge. The Company accounts for this investment at cost.

In January 1998, the Board of Directors authorized the purchase of up to 1,000,000 shares of common stock on the open market. This was due to the low valuation of LaBarge stock in the market place in relation to comparable companies. As of June 28, 1998, we had acquired 162,950 shares.

Due to increased accounts receivable and inventories in support of higher sales, we only generated $161,000 in cash from operations in fiscal 1998 compared with $8.2 million in fiscal 1997. This, combined with all of the items mentioned above, resulted in an increase in borrowings of $10.7 million.

YEAR 2000
We are currently reviewing our exposure to year 2000 computer-related risks. We are reviewing all internal systems, as well as those of suppliers and customers, to evaluate any potential impact on January 1, 2000 and beyond.

To date, we believe that all internal systems will be compliant or at least have no material adverse effect on our ability to operate on or after January 1, 2000. No significant program revisions have been identified which would result in significant cost in future periods. We anticipate, but cannot be assured, that should a problem arise, we will be able to take necessary steps to minimize the impact with minimal or no material effect on the results of the Company or its customers.

The cost of this effort thus far has been immaterial and has been included in operating expenses.

                                                                     Schedule II

                                  LABARGE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                           YEARS ENDED JUNE 28, 1998,
                         JUNE 29, 1997 AND JUNE 30, 1996


ALLOWANCE FOR DOUBTFUL ACCOUNTS

This account represents amounts which may become uncollectible in future periods.

                               Balance                 Additions                                          Balance
                               Beginning               Charged to                                         End of
             Year              of Period                 Expense               Deductions                 Period
             ----              ---------               ----------              ----------               ----------
             1996              $    168                $     59                $    40                   $    187
             1997                   187                       -                     39                        148
             1998              $    148                $     31                $    29                   $    150

INVENTORY RESERVE

This account represents amounts in inventory which may become valueless in future periods, but as of the balance sheet date, are included at cost.

                                Balance                Additions                 Deductions               Balance
                               Beginning               Charged to               from Reserve              End of
             Year              of Period                Expense                for Write-offs             Period
             ----              ---------               ----------              --------------           ---------
             1996              $    100                $    330                $   233                   $    197
             1997                   197                     750                    494                        453
             1998              $    453                $    695                $   646                  $     502

DEFERRED TAX ASSET VALUATION ALLOWANCE

This account represents the value of the Company's Deferred Tax Asset as a result of Net Loss Carryforwards from prior periods which might not be realized in future periods.

                                                                  Decreases
                                         Balance               Due to Earnings               Balance
                                        Beginning             & Higher Expected               End of
                    Year                of Period                Value of Asset               Period
                    ----              -----------             -----------------            ----------
                    1996              $    4,779               $   1,163                   $     3,616
                    1997                   3,616                   3,616                             -
                    1998              $        -               $       -                   $         -