Form 10-Q
period 1998-09-30
LABARGE INC
filed 1998-11-12
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 27, 1998          Commission file number: 1-5761
--------------------------------------------------------------------------------
                                  LABARGE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                             73-0574586
----------------------------------------        --------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)



 9900A Clayton Road, St. Louis, Missouri                                63124
--------------------------------------------------------------------------------
            (Address)                                                 (Zip Code)

                                 (314) 997-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X. No   .
                                      --    --
Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of September 27, 1998. 15,386,979 common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                                                              Three Months Ended
                                                         -----------------------------
                                                         September 27,  September 28,
                                                              1998         1997
--------------------------------------------------------------------------------------

NET SALES                                                     $ 24,667    $ 21,492
--------------------------------------------------------------------------------------

COSTS AND EXPENSES:
Cost of sales                                                   19,289      16,805
Selling and administrative expense                               3,411       2,981
--------------------------------------------------------------------------------------

                                                                22,700      19,786
--------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                         1,967       1,706
--------------------------------------------------------------------------------------

Interest expense                                                   309         130
Equity in loss of joint ventures                                    28          94
Minority interest income                                           147
Other (income) expense, net                                       (152)        (24)
--------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                     1,635       1,506
INCOME TAX EXPENSE                                                 603         556
--------------------------------------------------------------------------------------

NET EARNINGS                                                  $  1,032    $    950
======================================================================================

BASIC NET EARNINGS PER COMMON SHARE                           $    .07    $    .06
AVERAGE COMMON SHARES OUTSTANDING                               15,455      15,658
======================================================================================

DILUTED NET EARNINGS PER COMMON SHARE                         $    .07    $    .06
AVERAGE COMMON SHARES OUTSTANDING                               15,530      15,794
======================================================================================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)


                                                                               SEPTEMBER 27,     JUNE 28,
                                                                                    1998           1998
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                                                     $  3,040      $    540
     Accounts and notes receivable, net                                              16,184        18,332
     Inventories                                                                     19,048        18,968
     Prepaid expenses                                                                   832           772
     Deferred tax assets, net                                                         1,587         2,087
---------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                        40,691        40,699
---------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   11,549        11,254
OTHER ASSETS, NET                                                                    10,656         7,039
---------------------------------------------------------------------------------------------------------

                                                                                   $ 62,896      $ 58,992
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                                         $    750      $  5,020
     Current maturities of long-term debt                                             1,793         1,102
     Trade accounts payable                                                           6,787         6,034
     Accrued employee compensation                                                    4,407         4,710
     Other accrued liabilities                                                        2,216         2,321
---------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                   15,953        19,187
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                       16,788        10,163
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value.  Authorized
       40,000,000 shares; issued 15,658,280 shares
       at September 27, 1998 and at June 28, 1998, including shares
       in treasury                                                                      156           156
Additional paid-in capital                                                           13,468        13,468
Retained earnings                                                                    17,515        16,683
   Less cost of common stock in treasury, 271,301 shares at September 27, 1998 and 163,000 shares
     at June 28, 1998                                                                  (984)         (665)
---------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                  30,155        29,642

---------------------------------------------------------------------------------------------------------
                                                                                   $ 62,896      $ 58,992
=========================================================================================================


See accompanying notes to consolidated financial statements

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                     THREE MONTHS ENDED
                                                                               ------------------------------
                                                                                 SEPTEMBER 27,  SEPTEMBER 28,
                                                                                     1998           1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $ 1,032      $   950
    Adjustments to reconcile net cash provided (used) by operating activities:
        Undistributed loss (earnings) in equity of joint venture                        28           94
        Minority interest in consolidated subsidiary                                   147           --
        Depreciation and amortization                                                  430          269
        Deferred taxes                                                                 500          457
        Changes in assets and liabilities, net of acquisition of majority business interest:
             Accounts and notes receivable, net                                      2,149         (795)
             Inventories                                                               (80)      (2,075)
             Prepaid expenses                                                          (60)        (724)
             Trade accounts payable                                                    753        1,093
             Accrued liabilities                                                      (554)        (843)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     4,345       (1,574)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                         (697)        (453)
   Additions to other assets                                                          (173)      (1,035)
   Payments for investments in other companies                                      (1,801)          --
   Payments for interest in technology                                              (1,700)          --
-------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (4,371)      (1,488)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                       7,336           --
   Change in short-term borrowings                                                  (4,270)       2,030
   Repayments of long-term debt                                                        (20)        (264)
   Sale (purchase) of common stock from (for) treasury                                (520)          --
-------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,526        1,766
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 2,500       (1,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       540        1,467
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 3,040      $   171
=============================================================================================================


See accompanying notes to consolidated financial statements

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at September 27, 1998 and June 28, 1998, the related consolidated statements of operations for the three months ended September 27, 1998 and September 28, 1997 and the consolidated statements of cash flows for the three months ended September 27, 1998 and September 28, 1997 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                             SEPTEMBER 28,   June 28,
                                                                 1998         1998
------------------------------------------------------------------------------------
Billed shipments, net of progress payments                      $15,324     $17,556
Less allowance for doubtful accounts                                150         150
------------------------------------------------------------------------------------
Trade receivables - net                                          15,174      17,406
Notes receivables                                                   918         903
Other current receivables                                            92          23
------------------------------------------------------------------------------------
                                                                $16,184     $18,332
====================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Effective June 2, 1998, LaBarge, Inc. and TransMedica International, Inc. ("TRANSMEDICA") reached revised agreements concerning our exclusive manufacturing agreement and negotiated payments of then open accounts receivables. The Company agreed to accept an interest-bearing note secured by all of the assets of TRANSMEDICA, for the $900,000 then owed for prior work and to extend future credit up to an additional $1.1 million under the same note for future work performed. The value of this note at the balance sheet dates is shown above.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)



                                                                SEPTEMBER 27,  June 28,
                                                                    1998        1998
----------------------------------------------------------------------------------------
Raw materials                                                     $11,286     $10,353
Work in progress                                                    9,361       9,070
----------------------------------------------------------------------------------------
                                                                   20,647      19,423
Less progress payments                                              1,599         455
----------------------------------------------------------------------------------------
                                                                  $19,048     $18,968
========================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.       OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)



                                                                 SEPTEMBER 27,   June 28,
                                                                    1998        1998
-----------------------------------------------------------------------------------------
Cash value of life insurance                                      $ 2,415     $ 2,229
Deposits, licenses, and other                                       1,859       1,879
Investments in businesses                                           4,523       2,750
-----------------------------------------------------------------------------------------
                                                                    8,797       6,858
-----------------------------------------------------------------------------------------
Software                                                            1,055       1,047
Goodwill                                                               412        412
Investment in technology                                             1,700         --
-----------------------------------------------------------------------------------------
                                                                     3,167      1,459
Less amortization                                                    1,308      1,278
-----------------------------------------------------------------------------------------
                                                                   $10,656     $7,039
=========================================================================================


In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom will be BusCall(TM). BusCall notifies parents by phone when their children's school bus is approaching their bus stop. It will be marketed to telephone companies which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in NotiCom and has committed to contribute $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in the intellectual property and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price. The investment is accounted for using the equity method. For the three months ended September 27, 1998, LaBarge's share of the losses from the joint venture were $28,000.

In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. Beginning with the second quarter fiscal 1998, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at pretax profits. The investment was previously recorded using the equity method.

During fiscal 1998, the Company made a $500,000 investment equating to an ownership position of approximately 10% in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular complement LaBarge's and management believes this alliance may provide future opportunities for the Company. The Company accounts for this investment at cost.

During fiscal 1998, the Company invested an additional $2.0 million in TRANSMEDICA. Payment for this investment included an exchange of approximately $1.2 million of current accounts receivable and $800,000 cash. With this investment, the Company has an investment in TRANSMEDICA of $2.3 million which is carried on a cost basis and owns approximately 9.5% of its common stock. Also during this period, LaBarge finalized revised agreements with TRANSMEDICA concerning our exclusive manufacturing agreement and negotiated payment terms for open receivables and for future payments for Laser Lancet(R) units.


5.       SUBSEQUENT EVENT

On October 16, 1998, LaBarge filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of a dispute regarding LaBarge's rights to develop and manufacture new laser products and determination of the number of Laser Lancet devices TRANSMEDICA is presently obligated to purchase from LaBarge. The result of this suit and its effect on LaBarge's valuation of its investment in, or future sales to, TRANSMEDICA cannot yet be determined.

In October 1998, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C. for $300,000 to increase its ownership to 90%. The Company continues to consolidate 100% of the results of this unit into its financial statements and deducts the minority interest share before arriving at pretax profits. The investment was previously reported on the equity method.

6.       SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)



                                                                         September 27,   June 28,
                                                                             1998         1998
--------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreements:
     Balance at period end                                                 $   750      $ 5,020
     Interest rate at period end                                              8.75%        6.80%
     Average amount of short-term borrowings outstanding during period     $ 4,699      $ 4,751

     Average interest rate for period                                         6.68%        6.94%
     Maximum short-term borrowings at any month end                        $ 5,640      $ 9,250
==================================================================================================
Long-term debt:
  Senior lender:
     Revolving credit agreement                                                 --        2,000
     Term loan                                                              11,000        3,000
     Mortgage loan                                                           6,145        6,164
     Other                                                                   1,436          101
--------------------------------------------------------------------------------------------------
                                                                            18,581       11,265
Less current maturities                                                      1,793        1,102
--------------------------------------------------------------------------------------------------

         Total long-term debt, less current maturities                     $16,788      $10,163
==================================================================================================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.


SENIOR LENDER

The Company amended its lending agreement with NationsBank, N.A. on September 25, 1998. The amended agreement provides a seven-year, unsecured lending agreement including an $11.0 million term loan payable in quarterly installments of $393,000 which will begin December 31, 1998 and a $15.0 million working capital revolver. The interest rate on both loans is variable based on the ratio of senior debt to earnings and is available as either a premium over LIBOR or a discount from prime rate at the Company's option.

Through various performance criterion, this rate can be lowered to 150 basis points below prime, or at the Company's option, 75 basis points over LIBOR. At September 27, 1998, the Company was at the lowest rate possible under the agreement, which currently ranges from 6.8% to 7.1%.

In September 1998, the Company successfully completed a ten-year term Industrial Revenue Bond financing in the amount of $1.4 million to finance an expansion of its Berryville, Arkansas facility.

7.       INCOME TAXES

As of June 28, 1998, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $712,000 available to reduce future regular federal income taxes.


8.       CASH FLOWS

Total cash payments for interest for the three months ended September 27, 1998 were $351,000 compared with $93,000 for the three months ended September 28, 1997.


9.       EARNINGS PER COMMON SHARE

Earnings per share are computed as follows:


                                                                        SEPTEMBER 27, September 28,
                                                                            1998         1997
---------------------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings                                                             $ 1,032     $   950
---------------------------------------------------------------------------------------------------
DENOMINATOR:
  Denominator for basic net earnings per share- weighted-average
     shares                                                                 15,455      15,658
  Effect of dilutive securities-employee stock options                          75         136
---------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
  Denominator for diluted net earnings per shares- adjusted
     weighted-average shares and assumed conversions
                                                                            15,530      15,794
---------------------------------------------------------------------------------------------------

BASIC NET EARNINGS PER COMMON SHARE                                        $   .07     $   .06
===================================================================================================

DILUTED NET EARNINGS PER COMMON SHARE                                      $   .07     $   .06
===================================================================================================

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. For a summary of important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, the forward-looking statements, see the Company's Form 10-K for the fiscal year ended June 28, 1998, which is on file with the Securities and Exchange Commission and available to stockholders from the Company.

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

The Company's backlog of firm, unshipped orders at September 27, 1998 was approximately $52.6 million compared to $64.9 million at September 28, 1997. The backlog at September 27, 1998 consisted of approximately $31.5 million for various defense customers and approximately $21.1 million for commercial electronics customers, compared with $45.1 million for defense and $19.8 million for commercial for the quarter ended September 28, 1997. Approximately $14.4 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules outlined by our customers.

For the three months ended September 27, 1998, approximately 50.0% of the Company's sales were to customers in commercial markets, including telecommunications (17.8%), geophysical (16.3%), aerospace (11.8%) and other (4.1%). Two customers account for in excess of 10% each of total sales for the three months: Schlumberger in the geophysical market at 12.6% of total sales; and Lockheed Martin in the aerospace and defense markets at 28.6% of total sales.

The Company has designed and developed the Laser Lancet(R), a small medical laser, for TransMedica International, Inc., ("TRANSMEDICA") under a licensing agreement from TRANSMEDICA. TRANSMEDICA retains responsibility for sales and marketing of the Laser Lancet.

Early in fiscal 1998, the Company invested $2.0 million in the common stock of TRANSMEDICA. Payment for this investment included an exchange for approximately $1.2 million of accounts receivable and $800,000 cash. The Company has invested a total of $2.3 million in TRANSMEDICA, which is carried at cost, and owns approximately 9.5% of TRANSMEDICA's common stock.

Effective June 2, 1998, LaBarge and TRANSMEDICA reached revised agreements concerning LaBarge's exclusive manufacturing rights, and negotiated payment terms for open receivables and for future payments for Laser Lancet units.

With the agreement, LaBarge became the exclusive manufacturer for all of North and South Americas and Europe. Secondly, the Company agreed to accept an interest-bearing note, secured by all the assets of TRANSMEDICA, for the $900,000 then owed for prior work, and for up to $1.1 million in funding for new production of Laser Lancets. As part of the agreement, LaBarge received warrants to purchase an additional 4% of TRANSMEDICA's common stock for $25 per share.

As a result of certain disputes that have arisen between the Company and TRANSMEDICA, on October 16, 1998, LaBarge filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's rights to develop and manufacture new laser products and determination of the number of Laser Lancet devices TRANSMEDICA is presently obligated to purchase from LaBarge. It is too early to determine what, if any, effect this suit will have on either the value of LaBarge's investment in TRANSMEDICA (which is accounted for at cost), or on its future revenues from TRANSMEDICA.

In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom will be BusCall(TM). BusCall notifies parents by phone when a their children's school bus is approaching their bus stop. It will be marketed to telephone companies which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in NotiCom and has committed to contribute $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in the intellectual property and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price.

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 27, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997


Net sales for the three months ended September 27, 1998 were $24.7 million compared to $21.5 million for the three months ended September 28, 1997, an increase of $3.2 million or 14.9%. This increase was due to inclusion of LaBarge Clayco Wireless sales of $3.6 million for the three months ended September 27, 1998. LaBarge Clayco Wireless L.L.C. was not consolidated until the second quarter of fiscal 1998.

Gross profit for the three months ended September 27, 1998 was $5.4 million, 21.8% of sales, compared to $4.7 million, 21.8% of sales, for the three months ended September 28, 1997.

Selling and administrative expenses for the three months ended September 27, 1998 were $3.4 million or 13.8% of sales, compared to $3.0 million or 13.9% of sales for the three months ended September 28, 1997.

Interest expense for the three months ended September 27, 1998 was $309,000 compared to $130,000 for the three months ended September 28, 1997. Interest expense has increased due to an increase in debt incurred in connection with: the purchase of the Company's headquarters in St. Louis, Missouri for $6.2 million in January 1998; the investment in NotiCom L.L.C. and technology related thereto, totaling $3.5 million in July 1998; and, the financing of the expansion of our Berryville, Arkansas facility for $1.4 million in September 1998.

Equity in loss of joint venture for the three months ended September 27, 1998 was $28,000 compared to $94,000 for the three months ended September 28, 1997. These amounts represent the Company's share of losses (gains) incurred by NotiCom L.L.C. for the period ending September 27, 1998 and LaBarge Clayco Wireless L.L.C. for the period ending September 28, 1997. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. Beginning with the second quarter, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest before arriving at pretax profits. The minority interest profit for the three months ended September 27, 1998 was $147,000.

Other income for the three months ended September 27, 1998, was $152,000 compared to $24,000 for the three months ended September 28, 1997. This increase is the result of the purchase of our corporate headquarters in St. Louis, Missouri and the revenues and expenses resulting from the leasing of space in that building to third parties.

Income tax expense for the three months ended September 27, 1998 was $603,000 compared to $556,000 for the three months ended September 28, 1997, an increase of $47,000. The effective tax rate for both quarters was 37%.

Diluted earnings per common share were $.07 for the three months ended September 27, 1998, and $.06 for the three months ended September 28, 1997.


FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at September 27, 1998 were $3.0 million compared with $540,000 at June 28, 1998.

Accounts receivable at September 27, 1998, were $16.2 million compared with $18.3 million at June 28, 1998; a decrease of $2.1 million.

Inventories at September 27, 1998 and June 28, 1998 were $19.0 million and $19.0 million, respectively.

Also during the three months ended September 27, 1998, the Company purchased $697,000 in property, plant and equipment. For the quarter ended September 28, 1997, $453,000 was purchased.

During the first three months of the current fiscal year, the Company invested $3.5 million in NotiCom L.L.C., a joint venture between the Company and Global Research Systems, Inc.

In September 1998, the Company amended its lending agreement with NationsBank, N.A., extending the term of the agreement, converting its short-term debt of $4.3 million to long-term and adding additional long-term debt of $1.8 million. In addition, long-term debt of $1.4 million was added via an Industrial Revenue Bond to expand the Berryville plant.


YEAR 2000

THE COMPANY'S STATE OF READINESS:
We are currently reviewing our exposure to Year 2000 computer-related risks. We are reviewing all internal systems, as well as those of suppliers and customers, to evaluate any potential impact on January 1, 2000 and beyond.

COST:
The total historical or anticipated cost for Year 2000 remediation activity are not material. The cost of this effort thus far has been immaterial and has been included in operating expenses.

RISKS AND CONTINGENCY PLANS:
To date, we believe that all internal systems will be compliant or at least have no material adverse effect on our ability to operate on or after January 1, 2000. No major program revisions have been identified which would result in significant cost in future periods. Third parties having a material relationship with the Company may be a potential risk based on their individual Year 2000 preparedness which may not be within the Company's reasonable control. The Company is in the process of identifying, reviewing, and logging the Year 2000 preparedness of critical third parties. Pending the results of that review, the Company will then determine what course of action and contingencies will need to be made.

We anticipate, but cannot be assured, that should a problem arise, we will be able to take necessary steps to minimize the impact with minimal or no material effect on the results of the Company or its customers.

                                     PART II






      Item 6.                   Exhibits and Report on Form 8-K

      a.  Exhibit 10.10         Amended Loan Agreement between           Page 17
                                NationsBank, N.A. and LaBarge, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       LABARGE, INC.
                                                --------------------------------





Date   November 9, 1998
       ----------------




                                                /s/ William J. Maender
                                                -------------------------------
                                                William J. Maender
                                                Vice President - Finance,
                                                Treasurer and Secretary