Form 10-Q
period 1998-12-27
LABARGE INC
filed 1999-02-10
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended December 27, 1998           Commission file number: 1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                              73-0574586
----------------------------------                   ---------------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)



   9900A Clayton Road, St. Louis, Missouri                          63124
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 27, 1998. 15,208,367 common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)



                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                             -------------------------------------------------------
                                             DECEMBER 27,   December 28,   DECEMBER 27,  December 28,
                                               1998           1997           1998          1997
-----------------------------------------------------------------------------------------------------

NET SALES                                     $ 23,779      $ 22,203      $ 48,445      $ 43,696
------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
 Cost of sales                                  18,983        17,002        38,272        33,807
 Selling and administrative expense              3,594         3,418         7,005         6,400
------------------------------------------------------------------------------------------------

                                                22,577        20,420        45,277        40,207
------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                         1,202         1,783         3,168         3,489
------------------------------------------------------------------------------------------------

 Interest expense                                  370           196           679           326
 Equity in loss of joint ventures                  244            --           272            94
 Minority interest                                  (5)          (60)          142           (60)
 Other (income) expense, net                       (59)            3          (212)          (21)
------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                       652         1,644         2,287         3,150
INCOME TAX EXPENSE                                 241           612           844         1,168
------------------------------------------------------------------------------------------------

NET EARNINGS                                       411      $  1,032      $  1,443      $  1,982
================================================================================================

BASIC NET EARNINGS PER COMMON SHARE           $    .03      $    .07      $    .09      $    .13
AVERAGE COMMON SHARES OUTSTANDING               15,311        15,657        15,383        15,658
================================================================================================


DILUTED NET EARNINGS PER COMMON SHARE         $    .03      $    .07      $    .09      $    .13
AVERAGE DILUTED COMMON SHARES OUTSTANDING       15,372        15,781        15,450        15,787
================================================================================================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)




                                                                                 DECEMBER 27,     June 28,
                                                                                    1998           1998
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  1,495      $    540
  Accounts and notes receivable, net                                                14,120        18,332
  Inventories                                                                       18,460        18,968
  Prepaid expenses                                                                     859           772
  Deferred tax assets, net                                                           1,387         2,087
--------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                       36,321        40,699
--------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  12,195        11,254
OTHER ASSETS, NET                                                                   11,138         7,039
--------------------------------------------------------------------------------------------------------
                                                                                  $ 59,654      $ 58,992
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                           $  1,580      $  5,020
  Current maturities of long-term debt                                               1,797         1,102
  Trade accounts payable                                                             5,561         6,034
  Accrued employee compensation                                                      3,400         4,710
  Other accrued liabilities                                                            650         2,321
--------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                  12,988        19,187
--------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                      16,737        10,163
--------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized
     40,000,000 shares; issued 15,682,608 shares
     at December 27, 1998 and 15,658,280 at
     June 28, 1998, including shares in treasury                                       157           156
Additional paid-in capital                                                          13,546        13,468
Retained earnings                                                                   17,926        16,683
   Less cost of common stock in treasury, 474,241 shares at December 27, 1998
     and 163,000 shares at June 28, 1998                                            (1,700)         (665)
--------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                 29,929        29,642
--------------------------------------------------------------------------------------------------------

                                                                                  $ 59,654      $ 58,992
========================================================================================================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)




                                                                                        SIX MONTHS ENDED
                                                                               -------------------------------
                                                                                 DECEMBER 27,    December 28,
                                                                                     1998          1997
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $ 1,443      $ 1,982
    Adjustments to reconcile net cash provided (used) by operating activities:
       Undistributed loss in equity of joint venture                                   272           --
       Minority interest in consolidated subsidiary                                    142           60
       Depreciation and amortization                                                   899          546
       Loss on disposal of property and equipment                                       18           --
       Deferred taxes                                                                  700          974
       Changes in assets and liabilities, net of acquisition of majority business interest:
           Accounts and notes receivable, net                                        4,212         (734)
           Inventories                                                                 508       (5,805)
           Prepaid expenses                                                            (87)          60
           Trade accounts payable                                                     (474)          70
           Accrued liabilities                                                      (2,808)      (1,237)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     4,825       (4,084)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                       (1,801)        (920)
   Additions to other assets                                                          (427)      (2,289)
   Acquisition of majority business interest                                          (313)         166
   Investments in other companies                                                   (4,001)          --
-------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (6,542)      (3,043)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                       7,288           --
   Change in short-term borrowings                                                  (3,440)       7,075
   Repayments of long-term debt                                                        (20)        (516)
   Sale of common stock                                                                 79           --
   Purchase of common stock for treasury                                            (1,235)         (50)
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,672        6,509
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   955         (618)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       540        1,467
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 1,495      $   849
=======================================================================================================



See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at December 27, 1998 and June 28, 1998, the related consolidated statements of operations for the three and six months ended December 27, 1998 and December 28, 1997 and the consolidated statements of cash flows for the six months ended December 27, 1998 and December 28, 1997 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements.

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


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)



                                                                    DECEMBER 27,                      June 28,
                                                                        1998                            1998
-----------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                          $    12,215                    $    17,556
Less allowance for doubtful accounts                                        150                            150
-----------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                  12,065                         17,406
Notes receivables                                                         1,922                            903
Other current receivables                                                   133                             23
-----------------------------------------------------------------------------------------------------------------------
                                                                    $    14,120                    $    18,332
=======================================================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Effective June 2, 1998, LaBarge, Inc. and TransMedica International, Inc. ("TransMedica") reached revised agreements concerning our exclusive manufacturing agreement and negotiated payments of then open accounts receivables. The Company agreed to accept an interest bearing note secured by all of the assets including patents of TransMedica, for the $900,000 then owed for prior work and to extend future credit up to an additional $1.1 million under the same note for future work performed. The value of this note at the balance sheet dates is shown above.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)




                                                                      DECEMBER 27,                    June 28,
                                                                          1998                          1998
------------------------------------------------------------------------------------------------------------------------
Raw materials                                                         $    11,045                  $    10,353
Work in progress                                                            8,278                        9,070
------------------------------------------------------------------------------------------------------------------------
                                                                           19,323                       19,423
Less progress payments                                                        863                          455
------------------------------------------------------------------------------------------------------------------------
                                                                      $    18,460                  $    18,968
========================================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.       OTHER ASSETS

Other assets consist of the following:
(dollars in thousands)



                                                                      DECEMBER 27,                    June 28,
                                                                          1998                          1998
------------------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                          $     2,538                  $    2,229
Deposits, licenses, and other                                               1,696                       1,879
Investments in other companies                                              6,480                       2,750
------------------------------------------------------------------------------------------------------------------------
                                                                           10,714                       6,858
------------------------------------------------------------------------------------------------------------------------
Software                                                                    1,095                       1,047
Goodwill                                                                      412                         412
------------------------------------------------------------------------------------------------------------------------
                                                                            1,507                       1,459
------------------------------------------------------------------------------------------------------------------------
Less amortization                                                           1,083                       1,278
------------------------------------------------------------------------------------------------------------------------
                                                                      $    11,138                  $    7,039
========================================================================================================================


In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM). BusCall notifies parents by phone when their children's school bus is approaching their bus stop. It is being marketed to telephone companies which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in the intellectual property and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price. The investment is accounted for using the equity method. For the six months ended December 27, 1998, LaBarge's share of the losses from the joint venture were $272,000.

In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C. for $300,000 to increase its ownership to 90%. Beginning with the second quarter fiscal 1998, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at earnings before income taxes. The investment was previously recorded using the equity method.

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

In June 1997, the Company increased it's investment in TransMedica by $2.0 million by exchanging approximately $1.2 million of current accounts receivable and investing $800,000 cash. The Company's investment in TransMedica totals $2.3 million, which is carried at cost; the Company owns approximately 9.5% of TransMedica's common stock. Also during this period, LaBarge finalized revised agreements with TransMedica concerning our exclusive manufacturing agreement and negotiated payment terms for open receivables and for future payments for Laser Lancet(R) units. At December 27, 1998, the Company has $1.9 million in notes receivable from TransMedica.

On October 16, 1998, LaBarge filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of a dispute regarding LaBarge's rights to develop and manufacture new laser products and determination of the number of Laser Lancet devices TransMedica is presently obligated to purchase from LaBarge. The result of this suit and its effect on the valuation of LaBarge's investment in, or future sales to TransMedica cannot yet be determined.

5.       SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)




                                                                          DECEMBER 27,    June 28,
                                                                            1998            1998
-------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreements:
     Balance at period end                                                 $ 1,580      $ 5,020
     Interest rate at period end                                              7.02%        6.80%
     Average amount of short-term borrowings outstanding during period     $ 2,462      $ 4,751
     Average interest rate for period                                         6.68%        6.94%
     Maximum short-term borrowings at any month end                        $ 1,580      $ 9,250
===============================================================================================
Long-term debt:
  Senior lender:
     Revolving credit agreement                                                 --        2,000
     Term loan                                                              11,000        3,000
     Mortgage loan                                                           6,125        6,164
     Other                                                                   1,409          101
-----------------------------------------------------------------------------------------------
                                                                            18,534       11,265
Less current maturities                                                      1,797        1,102
-----------------------------------------------------------------------------------------------

         Total long-term debt, less current maturities                     $16,737      $10,163
===============================================================================================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER

The Company amended its lending agreement with NationsBank, N.A. on September 25, 1998. The amended agreement provides a seven-year, unsecured lending agreement including an $11.0 million term loan payable in quarterly installments of $393,000 beginning December 31, 1998 and a $15.0 million working capital revolver. The interest rate on both loans is variable based on the ratio of senior debt to earnings and is available as either a premium over LIBOR or a discount from prime rate at the Company's option.


6.       MINORITY INTEREST

On May 7, 1996, the Company, through its wholly-owned subsidiary LaBarge Wireless Inc., entered into 50%/50% joint venture - LaBarge Clayco Wireless L.L.C. The Company reported results of operations using the equity method of accounting. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. Beginning with the second quarter fiscal 1998, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statement and deducting the minority interest share before arriving at earnings before taxes. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C for $300,000 to increase its ownership to 90%. The minority interest income for six months ending December 27, 1998 was $142,000 compared with a

$60,000 loss for the six months ended December 28, 1997. The minority holders interest is included in other liabilities and is $75,000 at December 27, 1998, compared with $246,000 at December 28, 1997.


7.       INCOME TAXES

As of June 28, 1998, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $712,000 available to reduce future regular federal income taxes.


8.       CASH FLOWS

Total cash payments for interest for the three and six months ended December 27, 1998 were $292,000 and $643,000 compared with $106,000 and $199,000 for the three and six months ended December 28, 1997. Cash payments for income taxes for the three and six months ended December 27, 1998 were $157,000 and $1.0 million, compared with $125,000 and $331,000 for the three and six months ended December 28, 1997.


9.       EARNINGS PER COMMON SHARE

Earnings per share are computed as follows:




                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   DECEMBER 27,   December 28,  DECEMBER 27,  December 28,
                                                       1998         1997          1998          1997
----------------------------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings                                       $   411       $ 1,032       $ 1,443       $ 1,982
------------------------------------------------------------------------------------------------------
DENOMINATOR:
  Denominator for basic net
     earnings per share - weighted-
     average shares                                   15,311        15,657        15,383        15,658
  Effect of dilutive securities-
     employee stock options                               61           124            67           129
------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
Denominator for diluted net earnings
  per shares - adjusted weighted-
  average shares and assumed conversions
                                                      15,372        15,781        15,450        15,787
------------------------------------------------------------------------------------------------------

BASIC NET EARNINGS PER
  COMMON SHARE                                       $   .03       $   .07       $   .09       $   .13
======================================================================================================

DILUTED NET EARNINGS PER
  COMMON SHARE                                       $   .03       $   .07       $   .09       $   .13
======================================================================================================

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets, especially the geophysical market; further cutbacks in defense spending by the U.S. Government; lack of acceptance in the market of the Laser Lancet developed for TransMedica International, Inc., ("TransMedica"), formerly Venisect, Inc.; legal actions between LaBarge and TransMedica regarding contractual issues; the performance of the NotiCom L.L.C. joint venture; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type, and cost of financing for the Company and any changes to that financing; and unexpected Year 2000 issues.

LaBarge, Inc. designs, engineers and manufactures sophisticated, high-performance electronic products and systems for specialized applications in a variety of industries. The Company provides complete electronic system solutions through customized applications, design and engineering services, and product development. As a result, the Company relies heavily on continually establishing relationships with new customers and maintaining strong relationships with existing customers who are typically recognized leaders in the defense, geophysical, commercial aerospace, and telecommunications industries.

The Company's business strategy is to continue to grow its core design and manufacturing business by developing or acquiring proprietary capabilities, technologies and products, and the Company has made certain investments during the last three fiscal years toward that end. For example, during the last twelve months, the Company has increased its ownership stake in its LaBarge Clayco Wireless L.L.C. joint venture to 90% from 50%. LaBarge Clayco Wireless provides cell site engineering, construction and equipment installation services to the telecommunications market. The Company's joint venture partner retains a 10% minority interest in the business, which was launched in 1996.

In addition, in the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM). BusCall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, that notifies parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom.

LaBarge and Global each have a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in intellectual property and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. To generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001.

Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price. The investment is accounted for using the equity method. For the six months ended December 27, 1998, LaBarge's share of the losses from the joint venture were $272,000.

The Company has also made a $500,000 investment, equating to an approximate 10% equity stake, in Open Cellular Systems, Inc. of St. Louis. Open Cellular Systems uses shared-access communication networks to provide wireless communication solutions to the general industrial and utility markets. The capabilities of Open Cellular Systems complement those of LaBarge and management believes this alliance may provide future opportunities for LaBarge. The investment is accounted for at cost.

In December 1997, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of LaBarge common stock. In December 1998, the Board extended the authorization and in January 1999 increased the authorization to 2,000,000 shares. Through December 27, 1998, approximately 500,000 shares had been repurchased.

For the six months ended December 27, 1998, approximately 50.6% of the Company's sales were to customers in commercial markets, including telecommunications (15.1%), geophysical (16.5%), aerospace (13.0%) and other (6.0%). Two customers account for in excess of 10% each of total sales for the six months:
Schlumberger in the geophysical market at 13.0% of total sales; and Lockheed Martin in the aerospace and defense markets at 27.8% of total sales.

The Company's backlog of firm, unshipped orders at December 27, 1998 was approximately $46.9 million compared with $73.3 million at December 28, 1997. The backlog at December 27, 1998 consisted of approximately $24.7 million for various defense customers and approximately $22.2 million for commercial electronics customers. This is compared with $52.2 million for defense customers and $21.1 million for commercial customers for the prior year quarter ended December 28, 1997. The decline in defense backlog is primarily attributable to the near completion of several long-term contracts (i.e., AEGIS), which, due to current redesigns by our customer, follow-on orders have not been placed to date; and customer requested delays in shipments on other programs which has, in turn, delayed reorders. Approximately $10.7 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules outlined by our customers.

The Company is currently engaged in litigation with TransMedica International, Inc. seeking resolution of certain disputes that have arisen between the two companies concerning the Laser Lancet(R), a small medical laser the Company developed under an exclusive manufacturing agreement with TransMedica. On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser product and determination of the number of Laser Lancet devises TransMedica is presently obligated to purchase from LaBarge.

Since August 1995, the Company has invested a total of $2.3 million in TransMedica equal to an approximate 9.5% ownership of TransMedica's common stock. The investment resulted from an initial $250,000 investment in fiscal 1996, as well as the conversion of approximately $1.2 million of accounts receivable and an additional $800,000 in operating capital provided in fiscal 1997. In addition, the Company holds a $1.9 million interest-bearing note secured by all the assets of TransMedica and warrants to purchase an additional 4% of TransMedica stock for $25 per share, accepted by the Company in June 1998 for $900,000 then owed plus up to an addition $1.1 million for new production of Laser Lancet devices. Management believes the value of the security interest in the assets of TransMedica supports the carrying value of the note receivable. It is too early to determine what, if any, effect the litigation mentioned above will have on either the value of LaBarge's investment in TransMedica (which is accounted for at cost), or on its future revenues from TransMedica.

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 27, 1998
COMPARED TO SIX MONTHS ENDED DECEMBER 28, 1997


Net sales for the six months ended December 27, 1998 were $48.4 million compared with $43.7 million for the six months ended December 28, 1997, an increase of $4.7 million or 10.8%. This increase was due to inclusion of LaBarge Clayco Wireless sales of $5.7 million for the six months ended December 27, 1998, compared with $664,000 for six months ended December 28, 1997. The Company began consolidating the results of LaBarge Clayco Wireless L.L.C. in the second quarter of fiscal 1998.

Gross profit for the six months ended December 27, 1998 was $10.2 million, 21.0% of sales, compared with $9.9 million, 22.6% of sales, for the six months ended December 28, 1997. Gross margin was negatively effected by lower volume in the geophysical market caused by reductions in capital spending by our geophysical customers as a result of the current low price of crude oil. Further, gross margin was affected by increased costs associated with added capacity brought on-line in the last year which is currently under utilized due to lower than planned volume.

Selling and administrative expenses for the six months ended December 27, 1998 were $7.0 million or 14.5% of sales, compared with $6.4 million or 14.6% of sales for the six months ended December 28, 1997. The majority of the increase is due to inclusion of LaBarge Clayco Wireless for six months in fiscal 1999, versus only three months in fiscal 1998.

Interest expense for the six months ended December 27, 1998 was $679,000 compared with $326,000 for the six months ended December 28, 1997. Interest expense has increased due to an increase in debt incurred in connection with: the purchase of the Company's headquarters in St. Louis, Missouri for $6.2 million in January 1998; the investment in NotiCom L.L.C. and technology related thereto, totaling $4.0 million in July 1998, the financing of the expansion of our Berryville, Arkansas facility for $1.4 million in September 1998 and additional investment in TransMedica totaling approximately $1.5 million.

Equity in loss of joint ventures for the six months ended December 27, 1998 was $272,000 compared with $94,000 for the six months ended December 28, 1997. These amounts represent the Company's share of losses incurred by NotiCom L.L.C. for the period ended December 27, 1998 and LaBarge Clayco Wireless L.L.C. for the period ending December 28, 1997. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. At that time, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest before arriving at earnings before taxes. The minority interest share of profit for the six months ended December 27, 1998 was $142,000 versus a $60,000 share of loss for the six months ended December 28, 1997.

Other income for the six months ended December 27, 1998, was $212,000 compared with $21,000 for the six months ended December 28, 1997. This increase is the result of the purchase of our corporate headquarters in St. Louis, Missouri and the revenues and expenses resulting from the leasing of space in that building to third parties.

Income tax expense for the six months ended December 27, 1998 was $844,000 compared with $1.2 million for the six months ended December 28, 1997. The effective tax rate for both years was approximately 37%.

Diluted earnings per common share were $.09 for the six months ended December 27, 1998, and $.13 for the six months ended December 28, 1997.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 27, 1998
COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1997

Net sales for the three months ended December 27, 1998 were $23.8 million compared with $22.2 million for the three months ended December 28, 1997. This is a 7.2% increase and is attributable to higher LaBarge Clayco Wireless sales.

Gross profit for the three months ended December 27, 1998 was $4.8 million or 20.2% of sales, compared with $5.2 million or 23.4% of sales, for the three months ended December 28, 1997. Gross margin was negatively effected by lower volume in the geophysical market caused by reductions in capital spending by our geophysical customers as a result of the current low price of crude oil. Further, gross margin was affected by increased costs associated with added capacity brought on-line in the last year which is currently under utilized due to lower than planned volume.

Selling and administrative expenses were $3.6 million or 15.1% of sales, for the three months ended December 27, 1998, compared with $3.4 million or 15.4% of sales, for the three months ended December 28, 1997. The increase is due to LaBarge Clayco Wireless's growth year to year and higher salaries and fringe benefits due to wage increases year to year.

Interest expense for the three months ended December 27, 1998 was $370,000 compared with $196,000 for the three months ended December 28, 1997. Interest expense has increased due to an increase in debt incurred in connection with: the purchase of the Company's headquarters in St. Louis, Missouri for $6.2 million in January 1998; the investment in NotiCom L.L.C. and technology related thereto, totaling $4.0 million in July 1998, the financing of the expansion of our Berryville, Arkansas facility for $1.4 million in September 1998 and additional investment in TransMedica totaling approximately $1.5 million.

Income tax expense for the three months ended December 27, 1998 was $241,000 compared with $612,000 for the three months ended December 28, 1997.

Diluted earnings per common share were $.03 for the three months ended December 27, 1998 and $.07 for the three months ended December 28, 1997.


FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at December 27, 1998 were $1.5 million compared with $540,000 at June 28, 1998. $890,000 of the cash at December 27, 1998 is held in escrow for the final payments on the construction of the Berryville facility expansion.

Accounts receivable at December 27, 1998, were $14.1 million compared with $18.3 million at June 28, 1998; a decrease of $4.2 million.

Inventories at December 27, 1998 and June 28, 1998 were $18.5 million and $19.0 million, respectively.

Also during the six months ended December 27, 1998, the Company purchased $1.8 million in property, plant and equipment including $1.4 million for the Berryville plant expansion.

During the six months of the current fiscal year, the Company invested $4.0 million in NotiCom L.L.C., a joint venture between the Company and Global Research Systems, Inc.

In September 1998, the Company amended its lending agreement with NationsBank, N.A., extending the term of the agreement, converting its short-term debt of $4.3 million to long-term and adding additional long-term debt of $1.8 million. In addition, other long-term debt of $1.4 million was added via an Industrial Revenue Bond to expand the Berryville plant.


YEAR 2000

THE COMPANY'S STATE OF READINESS:
We are currently reviewing our exposure to Year 2000 computer-related risks. We are reviewing all internal systems, as well as those of suppliers and customers, to evaluate any potential impact on January 1, 2000 and beyond.

COST:
The total anticipated cost for Year 2000 remediation activity are not expected to be material. The cost of this effort thus far has been immaterial and has been included in operating expenses.

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




                                               LABARGE, INC.
                                               ---------------------------------





Date   February 9, 1999
       ----------------



                                              /s/ William J. Maender
                                              ---------------------------------
                                              William J. Maender
                                              Vice President - Finance,
                                              Treasurer and Secretary