Form 10-Q
period 1999-03-28
LABARGE INC
filed 1999-05-13
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 28, 1999              Commission file number: 1-5761
---------------------------------------------------------- ---------------------

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of March 28, 1999. 14,904,823 common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      ---------------------------------------------------------------------------
                                                            MARCH 28,           March 29,          MARCH 28,         March 29,
                                                              1999                1998               1999              1998
---------------------------------------------------------------------------------------------------------------------------------

 NET SALES                                              $     21,558         $     26,996        $    70,003        $    70,692
---------------------------------------------------------------------------------------------------------------------------------

 COSTS AND EXPENSES:
  Cost of sales                                               17,318               21,000             55,591             54,807
  Selling and administrative expense                           3,493                3,636             10,497             10,036
---------------------------------------------------------------------------------------------------------------------------------

                                                              20,811               24,636             66,088             64,843
---------------------------------------------------------------------------------------------------------------------------------

 EARNINGS FROM OPERATIONS                                        747                2,360              3,915              5,849
---------------------------------------------------------------------------------------------------------------------------------

  Interest expense                                               370                  298              1,049                624
  Equity in loss of joint ventures                               243                 -                   514                 94
  Minority interest profit (loss)                                 31                  (61)               172               (121)
  Other (income) expense, net                                    (92)                 119               (302)                98
---------------------------------------------------------------------------------------------------------------------------------

 EARNINGS BEFORE INCOME TAXES                                    195                 2,004             2,482              5,154
 INCOME TAX EXPENSE                                               72                   734               916              1,902
---------------------------------------------------------------------------------------------------------------------------------

 NET EARNINGS                                           $        123         $       1,270       $     1,566        $     3,252
=================================================================================================================================

 BASIC NET EARNINGS PER COMMON SHARE                    $        .01         $         .08       $       .10        $       .21
 AVERAGE COMMON SHARES OUTSTANDING                            15,022                15,597            15,263             15,637
=================================================================================================================================

 DILUTED NET EARNINGS PER COMMON SHARE                  $        .01         $         .08       $       .10        $       .21
 AVERAGE DILUTED COMMON SHARES OUTSTANDING                    15,071                15,707            15,319             15,761
=================================================================================================================================



See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)


                                                                                 MARCH 28,                   June 28,
                                                                                    1999                       1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $       725                $       540
  Accounts and notes receivable, net                                                  15,327                     18,332
  Inventories                                                                         16,700                     18,968
  Prepaid expenses                                                                       532                        772
  Deferred tax assets, net                                                             1,387                      2,087
------------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                         34,671                     40,699
------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                    12,796                     11,254
OTHER ASSETS, NET                                                                     17,346                      7,039
------------------------------------------------------------------------------------------------------------------------------

                                                                                 $    64,813                $    58,992
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                          $     2,175                $     5,020
  Current maturities of long-term debt                                                 1,805                      1,102
  Trade accounts payable                                                               4,767                      6,034
  Accrued employee compensation                                                        3,734                      4,710
  Other accrued liabilities                                                            2,479                      2,321
------------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                    14,960                     19,187
------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                        20,770                     10,163
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized
     40,000,000 shares; issued 15,682,608 shares
     at March 28, 1999 and 15,658,280 at
     June 28, 1998, including shares in treasury                                         157                        156
Additional paid-in capital                                                            13,547                     13,468
Retained earnings                                                                     18,049                     16,683
   Less cost of common stock in treasury, 777,785 shares at March 28, 1999 and
     163,000 shares
     at June 28, 1998                                                                 (2,670)                      (665)
------------------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                   29,083                     29,642
------------------------------------------------------------------------------------------------------------------------------

                                                                                 $    64,813                $    58,992
==============================================================================================================================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                                NINE MONTHS ENDED
                                                                                 ----------------------------------------------
                                                                                       MARCH 28,              March 29,
                                                                                         1999                    1998
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                       $     1,566              $    3,252
    Adjustments to reconcile net cash provided (used) by operating activities:
       Undistributed loss in equity of joint venture                                          514                      94
       Minority interest in consolidated subsidiary                                           172                    (121)
       Depreciation and amortization                                                        1,405                     919
       Loss on disposal of property and equipment                                              20                  -
       Deferred taxes                                                                         700                   1,589
       Changes in assets and liabilities, net of acquisition
         of majority business interest:
           Accounts and notes receivable, net                                               2,813                  (4,250)
           Inventories                                                                      2,308                  (6,261)
           Prepaid expenses                                                                   241                     316
           Trade accounts payable                                                          (1,995)                    (17)
           Accrued liabilities                                                               (372)                    (97)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            7,372                  (4,576)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                              (2,819)                 (7,588)
   Additions to other assets                                                                 (605)                 (2,476)
   Acquisition of majority business interest                                                   30                     166
   Investments in other companies                                                          (4,301)                 -
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                      (7,695)                 (9,898)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                              5,570                   6,200
   Change in short-term borrowings                                                         (3,044)                  8,580
   Repayments of long-term debt                                                               (92)                  (796)
   Sale of common stock                                                                        79                  -
   Purchase of common stock for treasury                                                   (2,005)                  (471)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     508                  13,513
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          185                    (961)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              540                   1,467
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $       725              $      506
===============================================================================================================================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at March 28, 1999 and June 28, 1998, the related consolidated statements of operations for the three and nine months ended March 28, 1999 and March 29, 1998 and the consolidated statements of cash flows for the nine months ended March 28, 1999 and March 29, 1998 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The Company adopted SFAS No. 130, "Reporting Comprehensive Income" during the first quarter of fiscal 1999. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements.

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


2.  ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                      MARCH 28,                      June 28,
                                                                        1999                           1998
---------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                          $    13,381                  $    17,556
Less allowance for doubtful accounts                                        157                          150
---------------------------------------------------------------------------------------------------------------------
Trade receivables - net                                                  13,224                       17,406
Notes receivables                                                         2,000                          903
Other current receivables                                                   103                           23
=====================================================================================================================
                                                                    $    15,327                  $    18,332
=====================================================================================================================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Effective June 2, 1998, LaBarge, Inc. and TransMedica International, Inc. ("TransMedica") reached revised agreements concerning our exclusive manufacturing agreement; and, negotiated payments of then open accounts receivables. The Company agreed to accept an interest bearing note secured by all of the assets including patents of TransMedica, for the $900,000 then owed for prior work and to extend future credit up to an additional $1.1 million under the same note for future work performed. The value of this note is $2.0 million at March 28, 1999 and $903,000 at June 28, 1998.

Other current receivables are amounts due from employees for travel advances and other miscellaneous sources.

3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                        MARCH 28,                   June 28,
                                                                          1999                        1998
--------------------------------------------------------------------------------------------------------------
Raw materials                                                         $     9,016                $     10,353
Work in progress                                                            8,467                       9,070
--------------------------------------------------------------------------------------------------------------
                                                                           17,483                      19,423
Less progress payments                                                        783                         455
--------------------------------------------------------------------------------------------------------------
                                                                      $    16,700                $     18,968
==============================================================================================================


In accordance with contractual agreements, the government has a security interest in inventories related to contracts for which progress payments have been received.


4.  OTHER ASSETS

Other assets consist of the following:
(dollars in thousands)

                                                                        MARCH 28,                   June 28,
                                                                          1999                        1998
-------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                          $     2,667                 $    2,229
Deposits, licenses, and other                                               1,751                      1,879
Investment in technology                                                    1,630
Investments in businesses                                                   4,106                      2,750
-------------------------------------------------------------------------------------------------------------
                                                                           10,154                      6,858

-------------------------------------------------------------------------------------------------------------
Software                                                                    1,116                      1,047
Goodwill                                                                    7,208                        412
-------------------------------------------------------------------------------------------------------------
                                                                            8,324                      1,459
-------------------------------------------------------------------------------------------------------------
Less amortization                                                           1,132                      1,278
-------------------------------------------------------------------------------------------------------------
                                                                      $    17,346                 $    7,039
=============================================================================================================




On March 2, 1999, the Company, through its subsidiary, LaBarge-OCS, Inc., completed its acquisition of privately held Open Cellular Systems, Inc. (OCS) by purchasing the remaining 90% of OCS. Prior to the acquisition, LaBarge held a 10% equity stake in OCS, which it acquired in October 1997. OCS designs and markets cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. The systems designed by OCS use existing cellular telephone infrastructure and Internet technologies to provide companies with low-cost, two-way data communication. OCS has identified broad applications for its network communication system services, including systems designed to monitor and control railroad crossing equipment, oil and gas pipelines, industrial process equipment and power distribution networks. The transaction was accounted for as a purchase, and the results of OCS have been included in the Company's consolidated results since the date of the acquisition. The Company recorded $6.8 million of goodwill in other assets as a result of this transaction. In the transaction, the Company issued its Subordinated Convertible Notes (the "Convertible Notes") in the aggregate principal amount of $4.3 million in exchange for the outstanding shares of OCS not previously owned by the Company. LaBarge-OCS, Inc. exchanged 310,000 shares of its common stock (the "Minority Shares") (approximately 20% of shares outstanding after the transaction) for previously outstanding options to purchase shares of OCS common stock. The Minority Shares may be exchanged, at the option of LaBarge, for $1.3 million aggregate principal amount of Convertible Notes at any time after the first anniversary of the acquisition and prior to June 15, 2000. Because of the right and intent of the Company to exchange the Minority Shares for Convertible Notes, $1.3 million is included in other current liabilities on the balance sheet.

The Convertible Notes are payable in June 2003, bear interest at the rate of 7.5% per annum, and are convertible, at the option of the holders, into shares of LaBarge Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the acquisition and prior to maturity. Holders of the Convertible Notes are also entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount (if any) by which 35% of the net income of LaBarge-OCS, Inc. exceeds the 7.5% interest payable on the Convertible Notes.

In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM). BusCall notifies parents by phone when their children's school bus is approaching their bus stop. It is being marketed to telephone companies, which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom in the United States and Canada and will recognize revenues as it sells products to NotiCom. Each of LaBarge and Global has a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in technology and has licensed the technology to NotiCom. The Company has committed to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets for the period from July 1, 1998 through December 1, 1999 and through each six-month period thereafter through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price. The investment is accounted for using the equity method. For the nine months ended March 28, 1999, LaBarge's share of the losses from the joint venture is $514,000.

In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C. for $300,000 to increase its ownership to 90%. Beginning with the second quarter of fiscal 1998, LaBarge began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at earnings before income taxes. The investment was previously recorded using the equity method.

In June 1997, the Company increased its equity investment in TransMedica by $2.0 million by exchanging approximately $1.2 million of current accounts receivable and investing $800,000 cash. The Company's investment in TransMedica totals $2.3 million, which is carried at cost; the Company owns approximately 9.5% of TransMedica's common stock. Also during this period, LaBarge finalized revised agreements with TransMedica concerning our exclusive manufacturing agreement and negotiated payment terms for open receivables and for future payments for Laser Lancet(R) units. At March 28, 1999, the Company also has $2.0 million in notes receivable from TransMedica.

On October 16, 1998, LaBarge filed a Petition for Specific Performance and Declaratory Judgment against TransMedica in the Circuit Court for St. Louis County, Missouri, seeking resolution of a dispute regarding LaBarge's rights to develop and manufacture new laser products and determination of the number of Laser Lancet devices TransMedica is presently obligated to purchase from LaBarge. The result of this suit and its effect on the valuation of LaBarge's investment in, or future sales to TransMedica cannot yet be determined.

Payment of the $2.0 million note receivable is due June 2, 1999. Management previously has had a valuation of TransMedica completed. Based on this valuation of TransMedica and the underlying collateral, management continues to believe TransMedica will make the payment due on June 2, 1999 in order to release LaBarge's security position in the collateral. Depending on whether or not this payment is made as scheduled and the future operating plans of TransMedica, the Company will evaluate its future course of action and reassess the carrying value of the receivable and investment in TransMedica.

5. SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)


                                                                              MARCH 28,               June 28,
                                                                                1999                    1998
----------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreements:
     Balance at period end                                                   $    2,175            $     5,020
     Interest rate at period end                                                   7.10%                  6.80%
     Average amount of short-term borrowings outstanding during period
                                                                             $    1,962            $     4,751
     Average interest rate for period                                              6.66%                  6.94%
     Maximum short-term borrowings at any month end                          $    2,175            $     9,250
================================================================================================================
Long-term debt:
  Senior lender:
     Revolving credit agreements                                                -                        2,000
     Term loan                                                                   10,608                  3,000
     Mortgage loan                                                                6,102                  6,164
  Subordinated convertible notes                                                  4,471                 -
  Other                                                                           1,394                    101
----------------------------------------------------------------------------------------------------------------
                                                                                 22,575                 11,265
Less current maturities                                                           1,805                  1,102
----------------------------------------------------------------------------------------------------------------

         Total long-term debt, less current maturities                       $   20,770            $    10,163
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

The Company also maintains a revolving credit agreement for a maximum $1.0 million with Mercantile Bank, N.A. that is used by LaBarge Clayco Wireless, Inc. At the balance sheet dates, $875,000 and $750,000, respectively, were outstanding under this agreement and included in short-term borrowings.


SUBORDINATED CONVERTIBLE NOTES

On March 2, 1999, the Company, through its subsidiary, LaBarge-OCS, Inc., purchased the remaining 90% of OCS for $5.6 million by (i) exchanging its Subordinated Convertible Notes due June 2003 in the principal amount of $4.3 million for the outstanding shares of OCS and (ii) exchanging 310,000 shares of LaBarge-OCS, Inc. common stock for outstanding options to purchase OCS common shares. For further details of this transaction, see Note 4. The Convertible Notes bear interest at 7.5% per annum payable quarterly beginning June 29, 1999 and are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge Common Stock at $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. The 310,000 shares of LaBarge-OCS, Inc. common stock may be exchanged, at the option of the Company, for $1.3 million of Convertible Notes after March 2, 2000, but before June 15, 2000.


6.  MINORITY INTEREST

On May 7, 1996, the Company, through its wholly owned subsidiary LaBarge Wireless Inc., entered into 50% joint venture with Clayco Construction to form a company of St. Louis - LaBarge Clayco Wireless L.L.C. The Company reported results of operations using the equity method of accounting. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. Beginning with the second quarter fiscal 1998, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statement and deducting the minority interest share before arriving at earnings before taxes. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C for $300,000 to increase its ownership to 90%. The minority interest income for nine months ending March 28, 1999, was $172,000 compared with a $121,000 loss for the nine months ending March 29, 1998. The minority holders' interest is included in other liabilities and is $106,000 at March 28, 1999, compared with $252,000 at June 28, 1998.

The Company intends to exercise the call agreements of LaBarge-OCS, Inc. and therefore, is not deducting the minority interest share in its consolidated results of operations.


7.  INCOME TAXES

As of June 28, 1998, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $712,000 available to reduce future regular federal income taxes.


8.  CASH FLOWS

Total cash payments for interest for the three and nine months ended March 28, 1999 were $215,000 and $991,000 compared with $222,000 and $421,000 for the three and nine months ended March 29, 1998. Cash payments for income taxes for the three and nine months ended March 28, 1999 were $-0- and $1.7 million, compared with $669,000 and $2.0 million for the three and nine months ended March 29, 1998.

9.  EARNINGS PER COMMON SHARE

Earnings per share are computed as follows:

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       MARCH 28,          March 29,          MARCH 28,         March 29,
                                                         1999               1998                1999              1998
--------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
  Net earnings                                         $     123         $   1,270           $    1,566       $    3,252
--------------------------------------------------------------------------------------------------------------------------
DENOMINATOR:
  Denominator for basic net
     Earnings per share - weighted-
     average shares                                       15,022            15,597               15,263           15,637
  Effect of dilutive securities-
     Employee stock options                                   49               110                   56              124
--------------------------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
Denominator for diluted net earnings
  per shares - adjusted weighted-
  average shares and assumed conversions
                                                          15,071            15,707               15,319           15,761
--------------------------------------------------------------------------------------------------------------------------

BASIC NET EARNINGS PER
  COMMON SHARE                                            $ .01              $ .08                $ .10            $ .21
==========================================================================================================================

DILUTED NET EARNINGS PER
  COMMON SHARE                                            $ .01              $ .08                $ .10            $ .21
==========================================================================================================================



The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because they would have an anti-dilutive effect on earnings per share as stated in SFAS No. 128, "Earnings Per Share."

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Statements contained herein, which are not historical facts, are forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets, especially the geophysical market; further cutbacks in defense spending by the U.S. Government; lack of acceptance in the market of the Laser Lancet developed for TransMedica International, Inc., ("TransMedica"), formerly Venisect, Inc.; legal actions between LaBarge and TransMedica regarding contractual issues; the performance of the NotiCom L.L.C. joint venture; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type, and cost of financing for the Company and any changes to that financing; and unexpected Year 2000 issues.

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

On March 2, 1999, the Company acquired the remaining 90% of Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. The purchase price was paid by issuing Subordinated Convertible Notes due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount by which 35% of the net income of OCS exceeds the 7.5% interest for the fiscal year.

Initially, on March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. in accord with a call agreement whereby the

Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the merger (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities at the balance sheet date due to the call agreement. The Company recorded goodwill of $68 million in this transaction, which is reflected in other assets.

In addition, in the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM). Buscall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, that notifies parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies, which can offer BusCall as a value-added service, such as call waiting and call forwarding. LaBarge is the exclusive manufacturer of all products sold by NotiCom.

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

Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute the Company's revenues or earnings; therefore, the Company has not recorded the contingent purchase price. The investment is accounted for using the equity method. For the nine months ended March 28, 1999, LaBarge's share of the losses from the joint venture were $514,000.

In December 1997, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of LaBarge common stock. In December 1998, the Board extended the authorization and in January 1999 increased the authorization to 2,000,000 shares. Through March 28, 1999, approximately 852,000 shares had been repurchased.

For the nine months ended March 28, 1999, approximately 52.4% of the Company's sales were to customers in commercial markets, including geophysical (18.0%), telecommunications (14.9%), aerospace (13.4%) and other (6.1%). Two customers account for in excess of 10% each of total sales for the nine months:
Schlumberger in the geophysical market at 14.3% of total sales; and Lockheed Martin in the aerospace and defense markets at 25.7% of total sales.

The Company's backlog of firm, unshipped orders at March 28, 1999 was approximately $44.2 million compared with $67.7 million at March 29, 1998. The backlog at March 28, 1999 consisted of approximately $25.5 million for various defense customers and approximately $18.7 million for commercial electronics customers. This is compared with $43.2 million for defense customers and $24.5 million for commercial customers for the prior year quarter ended March 29, 1998. The decline in defense backlog is primarily attributable to the near completion of a long-term contract (i.e., AEGIS), for which follow-on orders have not been placed to date; and customer requested delays in shipments on other programs which has, in turn, delayed reorders. Approximately $13.5 million of the total backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules outlined by our customers.

The Company is currently engaged in litigation with TransMedica International, Inc. seeking resolution of certain disputes that have arisen between the two companies concerning the Laser Lancet(R), a small medical laser the Company developed under an exclusive manufacturing agreement with TransMedica. On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser product and determination of the number of Laser Lancet devices TransMedica is presently obligated to purchase from LaBarge.

Since August 1995, the Company has acquired approximately 9.5% of TransMedica's common stock for $2.3 million. The Company made an initial $250,000 cash investment in fiscal 1996, and converted approximately $1.2 million of accounts receivable and provided an additional $800,000 in operating capital in fiscal 1997. In addition, in June 1998, TransMedica issued the Company its interest bearing promissory note in the amount of $2.0 million and warrants to purchase an additional 4% of TransMedica stock for $25 per share in exchange for $900,000 of accounts receivable and an additional credit of $1.1 million for new production of Laser Lancet devices. The note is secured by substantially all of TransMedica's assets. Management believes the value of the security interest in the assets of TransMedica supports the carrying value of the note receivable. It is too early to determine what, if any, effect the litigation mentioned above will have on either the value of LaBarge's investment in TransMedica (which is accounted for at cost), or on its future revenues from TransMedica.

Payment of the $2.0 million note receivable is due June 2, 1999. Management previously has had a valuation of TransMedica completed. Based on this valuation of TransMedica and the underlying collateral, management continues to believe TransMedica will make the payment due on June 2, 1999 in order to release LaBarge's security position in the collateral. Depending on whether or not this payment is made as scheduled and the future operating plans of TransMedica, the Company will evaluate its future course of action and reassess the carrying value of the receivable and investment in TransMedica.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 28, 1999
COMPARED TO NINE MONTHS ENDED MARCH 29, 1998

Net sales for the nine months ended March 28, 1999 were $70.0 million compared with $70.7 million for the nine months ended March 29, 1998. Sales to customers in the geophysical market continue to be depressed due to the slump in the oil industry. In addition, third quarter 1999 revenues from the defense market were down due to reductions in AEGIS sales. This lower volume has been replaced by sales from LaBarge Clayco Wireless, Inc.

Gross profit for the nine months ended March 28, 1999 was $14.4 million, 20.6% of sales, compared with $15.9 million, 22.5% of sales, for the nine months ended March 29, 1998. Gross margin was negatively effected by lower volume. Further, gross margin was affected by increased costs associated with added capacity brought on-line in the last year which is currently under utilized due to lower than planned volume.

Selling and administrative expenses for the nine months ended March 28, 1999 were $10.5 million or 15.0% of sales, compared with $10.0 million or 14.2% of sales for the nine months ended March 29, 1998. The majority of the increase is due to inclusion of LaBarge Clayco Wireless for nine months in fiscal 1999, versus only six months in fiscal 1998.

Interest expense for the nine months ended March 28, 1999 was $1.0 compared with $624,000 for the nine months ended March 29, 1998. Interest expense has increased due to an increase in debt incurred in connection with: the purchase of the Company's headquarters in St. Louis, Missouri for $6.2 million in January 1998; the investment in NotiCom L.L.C. and technology related thereto, totaling $4.0 million in July 1998, the financing of the expansion of our Berryville, Arkansas facility for $1.4 million in September 1998; additional investment in TransMedica totaling approximately $2.3 million; and the addition of Subordinated Convertible Notes of $4.3 million for the purchase of Open Cellular Systems, Inc.

Equity in loss of joint ventures for the nine months ended March 28, 1999 was $514,000 compared with $94,000 for the nine months ended March 29, 1998. These amounts represent the Company's share of losses incurred by NotiCom L.L.C. for the period ended March 28, 1999 and LaBarge Clayco Wireless L.L.C. for the period ending March 29, 1998. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. At that time, LaBarge, Inc. began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest before arriving at earnings before taxes. The minority interest share of profit for the nine months ended March 28, 1999 was $172,000 versus a $121,000 share of loss for the nine months ended March 29, 1998.

Other income for the nine months ended March 28, 1999, was $302,000 compared with $(98,000) for the nine months ended March 29, 1998. This increase is the result of the purchase of our corporate headquarters in St. Louis, Missouri and the revenues and expenses resulting from the leasing of space in that building to third parties.

Income tax expense for the nine months ended March 28, 1999 was $916,000 compared with $1.9 million for the nine months ended March 29, 1998. The effective tax rate for both periods was approximately 37%.

Diluted net earnings per common share were $.10 for the nine months ended March 28, 1999, and $.21 for the nine months ended March 29, 1998.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 28, 1999
COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

Net sales for the three months ended March 28, 1999 were $21.6 million, compared with $27.0 million for the three months ended March 29, 1998. This is a 20.1% decrease and is attributable to lower sales in the geophysical market due to softness in the oil industry and lower defense market sales due to the wind-down of the long-term AEGIS program.

Gross profit for the three months ended March 28, 1999 was $4.2 million or 19.7% of sales, compared with $6.0 million or 22.2% of sales, for the three months ended March 29, 1998. Gross margin was negatively effected by lower volume. Further, gross margin was affected by increased costs associated with added capacity brought on-line in the last year which is currently under utilized due to lower than planned volume.

Selling and administrative expenses were $3.5 million or 16.2% of sales, for the three months ended March 28, 1999, compared with $3.6 million or 13.5% of sales, for the three months ended March 29, 1998. Interest expense for the three months ended March 28, 1999 was $370,000, compared with $298,000 for the three months ended March 29, 1998. Interest expense has increased due to an increase in debt incurred in connection with: the investment in NotiCom L.L.C, totaling $4.0 million in July 1998, the financing of the expansion of our Berryville, Arkansas facility for $1.4 million in September 1998; additional investment in TransMedica totaling approximately $2.3 million and the purchase of Open Cellular Systems, Inc. by issuing Subordinated Convertible Notes of $4.3 million.

Income tax expense for the three months ended March 28, 1999 was $72,000, compared with $734,000 for the three months ended March 29, 1998. The effective tax rate for both periods was approximately 37%.

Diluted earnings per common share were $.01 for the three months ended March 28, 1999 and $.08 for the three months ended March 29, 1998.


FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at March 28, 1999 were $725,000 compared with $540,000 at June 28, 1998. The cash amount held in escrow for the final payments on the construction of the Berryville facility expansion at March 28, 1999 was $298,000.

Accounts and notes receivable at March 28, 1999, were $15.3 million compared with $18.3 million at June 28, 1998, a decrease of $3.0 million.

Inventories at March 28, 1999 and June 28, 1998 were $16.7 million and $19.0 million, respectively, a decrease of $2.3 million.

During the nine months ended March 28, 1999, the Company purchased $2.8 million in property, plant and equipment including $1.4 million for the Berryville plant expansion.

Also during the nine months ended March 28, 1999, the Company purchased 852,000 shares of its common stock for approximately $2.0 million under its Stock Repurchase Program.

During the nine months of the current fiscal year, the Company invested $4.0 million in NotiCom L.L.C., a joint venture between the Company and Global Research Systems, Inc. The Company also purchased all of the remaining common stock of Open Cellular Systems, Inc. for $4.3 million in Subordinated Convertible Note due in June 2003.

In September 1998, the Company amended its lending agreement with NationsBank, N.A., extending the term of the agreement, converting its short-term debt of $4.3 million to long-term and adding additional long-term debt of $1.8 million. In addition, other long-term debt of $1.4 million was added via an Industrial Revenue Bond to expand the Berryville plant.


YEAR 2000

We rely on computer technology for much of our operations. We have been analyzing all of our information and data systems for possible Year 2000, or Y2K, problems.

We have completed testing of our basic manufacturing system, which covers our accounting, billing, accounts payable and manufacturing operations, and have concluded that this system, which uses a four-digit date field, is Y2K compliant. We do not anticipate any significant Y2K problems with our basic system.

In addition to our internal systems, we are dependent on the systems of third-party vendors for certain of our operations. For instance, our payroll is dependent upon a system operated by a third-party vendor. We have received certification from this vendor that the system is Y2K compliant. We are communicating with our other outside trading partners in order to assess their Y2K readiness. These include, among others, our customers and suppliers. We have received assurances of Y2K compliance from the substantial majority of the major outside trading partners upon whom we rely and, while there can be no assurance that they will be Y2K compliant, we believe that the significant third parties upon whom we are dependent are or expect to be Y2K compliant before the end of 1999. Based upon information already gathered from these parties, we do not presently have reason to believe that there will be Y2K problems with these third parties that would impair our normal operations. We intend to complete our communications with our outside trading partners prior to December 31, 1999.

We believe that the most reasonably likely worst-case scenario due to our internal and third-party external systems not being Y2K compliant would be the inability to perform our manufacturing activities and ship products in the most time-efficient manner and thereby meet customer deadlines. This could have a negative impact on our relationships with our customers and an adverse effect on our financial condition and results of operations.

Currently, we have no written Y2K contingency plan. Costs incurred to date for Y2K remediation activity have been immaterial and have been included in operating expenses. We do not anticipate any material costs for remaining Y2K compliance efforts, and we have not included any expenditures for Y2K compliance in our budget. However, there can be no assurance that our additional expenses will not be significant.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LABARGE, INC.
                                             -------------





Date   May 11, 1999
       ------------



                                             /s/ William J. Maender
                                             ------------------------
                                             William J. Maender
                                             Vice President - Finance,
                                             Treasurer and Secretary

                                     PART II
                                     -------




Exhibit 10.9               First Amendment to the LaBarge, Inc. Employee
                           Stock Purchase Plan