Form 10-K405
period 1999-06-27
LABARGE INC
filed 1999-09-27
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                      Commission file
ended June 27, 1999                                      Number 1-5761
-------------------                                      ----------------

                                  LABARGE, INC.
--------------------------------------------------------------------------------
              (exact name of registrants specified in its charter)

         Delaware                                       73-0574586
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

                                              Name of each exchange on
     Title of Class:                              which registered:

   Common Stock, $.01 par value                American Stock Exchange
---------------------------------            --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No |_|

     As of August 20, 1999, 14,746,216 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $26 million, based upon the closing price of the common stock on the American Stock Exchange on August 20, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE
    Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part
                                   III herein.

                                     PART I

GENERAL
Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; lack of acceptance by the market for the BusCall(TM) product; lack of acceptance by the market for the products of LaBarge's Network Technologies Group; the outcome of certain legal actions between LaBarge and TransMedica International, Inc. regarding a note receivable and LaBarge's investment in TransMedica; the outcome of other litigation the Company is party to;
unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing; and unexpected Year 2000 issues.

ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 1999, the Company derived approximately 88% of its total revenues from this group.

- LABARGE CLAYCO WIRELESS, L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. In fiscal 1999, the Company derived approximately 12% of its total revenue from this business.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This business became part of the Company in fiscal 1999 through the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. In fiscal 1999, limited revenue was derived from this group.

-    NOTICOM L.L.C. JOINT VENTURE
     In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM) which provides households with advance notice of the impending arrival of school buses. In fiscal 1999, the NotiCom investment was accounted for using the equity method. Throughout fiscal 1999, NotiCom was a development-stage company.

STRATEGY
The Company's business strategy is to continue to grow its core electronics manufacturing services business while developing or acquiring proprietary capabilities, technologies and products related to its core competencies in electronics.

INFORMATION ABOUT EACH BUSINESS ACTIVITY
MANUFACTURING SERVICES GROUP
This group provides contract manufacturing and engineering services to customers in diverse markets. The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and producing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from defense, aerospace and geophysical customers. The group's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The group employs approximately 620 people.

The backlog for this group at June 27, 1999 was approximately $42.7 million, compared with $57.5 million at June 28, 1998. The backlog consisted of orders from various defense customers equaling $26.6 million compared with $37.8 million at June 28, 1998, and orders from commercial customers equaling $16.1 million compared with $19.7 million at June 28, 1998. Generally, lead times for commercial orders are much shorter and orders are placed on a just-in-time delivery basis. Substantially, all of the defense backlog at June 27, 1999 is pursuant to contracts containing cancellation and termination provisions. Approximately $9.0 million of this backlog is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $19.9 million at fiscal 1998 year-end.

ORGANIZATION
The Company has organized the Manufacturing Services Group with a senior vice president with overall responsibility for the group. He reports to the Chief Executive Officer and President of LaBarge, Inc.

SALES AND MARKETING
In the Manufacturing Services Group there are currently 14 sales personnel, 52 engineers and 36 technicians who provide direct customer support as needed. The group's engineering and plant management employees are involved in sales activities. With few exceptions, the group's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. This group typically carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

The group seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales. These close relationships allow this group to better understand the customer's business needs and identify ways to provide greater value to the customer.

DEFENSE CUSTOMERS
The Company designs and manufactures electronics products to Department of Defense ("DOD") and prime contractor specifications. The makeup of such products varies with customer needs. In the past, products have included military communications systems, multiplexers, command receivers, automatic direction finding systems, printed circuit board assemblies, flexible printed circuitry and various interconnect assemblies and systems. These products are used in numerous military programs, including, among many others, the AEGIS Shipboard Weapon System, Abrams M-1 Tank and the Bradley Fighting Vehicle, and are also utilized in various naval shipboard command, control and communications systems. Approximately 47% of total Company sales in fiscal 1999 and 51% in fiscal 1998 were defense-related.

COMMERCIAL AEROSPACE CUSTOMERS
The group designs and manufactures high temperature cable assemblies for jet engines; complex wiring harnesses for space launch vehicles (including the Atlas/Centaur Rocket and the Space Shuttle); and a variety of cable assemblies and wiring harnesses for satellites. Approximately 14% of the Company's total sales for fiscal 1999 were for aerospace applications compared to 10% in fiscal 1998.

GEOPHYSICAL CUSTOMERS
The group designs and manufactures a variety of electronic products for customers engaged in oil and gas exploration, drilling and production. Products include cabling, seismic analysis computers, down-hole instrumentation and high-power drive controls. LaBarge also designs and produces hybrid circuits used in similar applications. Approximately 17% of total Company sales in fiscal 1999 were to geophysical customers compared with 25% in fiscal 1998. This decrease in volume is attributable to an industry-wide reduction in purchases of capital equipment by oil field service companies.

COMPETITION
There is intense competition for all of the Manufacturing Services Group's targeted customers. While the group is not aware of another entity that competes in all of its capabilities, there are numerous companies, many larger than LaBarge, which compete in one or more of these capabilities. Frequently, the group's customers have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are service, price, engineering expertise, technical and manufacturing capability, quality and reliability, and overall project management capability.

CONCENTRATION OF BUSINESS
Two customers of the Manufacturing Services Group in fiscal 1999, each with multiple operating units, together accounted for in excess of 38% of the Company's consolidated sales for the year: Lockheed Martin, which operates in the aerospace/defense market, accounted for 25% of total sales; Schlumberger, which operates in the geophysical market, accounted for 13% of total sales; no other customer accounted for more than 7% of sales. Sales to the largest 10 customers represented approximately 68% of the Company's total sales. By comparison, in fiscal 1998, sales to the largest 10 customers represented 67% of the Company's total sales.

MANUFACTURING OPERATIONS
The Manufacturing Services Group has organized its engineering and production to provide flexible independent plant locations with specific design and manufacturing capabilities. This approach allows local management at each facility to concentrate the necessary attention on specific customer needs and, at the same time, control all key aspects of the engineering and manufacturing processes.

LABARGE CLAYCO WIRELESS
This business provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. It was started in fiscal 1996 as a 50%/50% joint venture with Clayco Construction Company in St. Louis, Missouri. The operating results of LaBarge Clayco Wireless were accounted for on the equity method in fiscal 1997. In the second quarter of fiscal 1998, LaBarge increased its ownership interest in LaBarge Clayco Wireless to 51% and began consolidating the total operations of this joint venture. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. It was split out as a separate segment in fiscal 1999 due to the changes in ownership and its growth in revenues.

LaBarge Clayco Wireless' sales for the year ending June 27, 1999 were $10.6 million, or 12% of consolidated sales, versus $3.7 million, or 4% of consolidated sales, for the fiscal year ending June 28, 1998. The backlog at June 27, 1999 was approximately $1.5 million compared with $2.6 million for June 28, 1998. Generally, lead times on the commercial projects serviced by this group are short and orders are placed on an immediate delivery basis.

ORGANIZATION
LaBarge Clayco Wireless is led by a president who reports to the Chief Executive Officer and President of LaBarge, Inc. The president of LaBarge Clayco Wireless has overall responsibility for the performance of this business. Reporting to him are one sales person, 10 project managers and support personnel along with 23 field personnel. The main office is in St. Louis, Missouri.

SALES AND MARKETING
This segment's primary focus is on the rapidly growing telecommunications wireless market, with special emphasis on Personal Communication Systems ("PCS"). The primary sales are in wireless network construction, commonly referred to as infrastructure. Customers include wireless telephone service providers and wireless tower companies who lease space on their towers to wireless telephone service providers.

COMPETITION
This group competes against contractors and subcontractors who are capable of doing all or some of the work LaBarge Clayco Wireless performs as well as the wireless telephone providers who do some or all of the work themselves.

SIGNIFICANT CUSTOMERS
Two customers, each with multiple operations, accounted for 74% of this group's sales in fiscal 1999.

NETWORK TECHNOLOGIES GROUP
In fiscal 1999, the Company formed its Network Technologies Group by acquiring privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets cellular and network communication system products and internet services that provide monitoring and control of remote industrial and municipal utility equipment. The systems designed by the Network Technologies Group use existing cellular telephone infrastructure and Internet technologies to provide companies with low-cost, two-way data communication. The group has identified broad applications for its network communication system services, including systems designed to monitor and control railroad crossing equipment, oil and gas pipelines, industrial process equipment and power distribution networks. A description of the acquisition follows:

In March 1999, the Company acquired the remaining 90% of the stock of privately held OCS for approximately $5.6 million. Prior to the acquisition, LaBarge held a 10% equity stake in OCS, which it acquired in October 1997 for $500,000. The purchase price was paid by issuing Subordinated Convertible Notes ("Notes") due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the note holders are entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount by which 35% of the net income of OCS exceeds the 7.5% interest paid on the Notes for the fiscal year.

On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. in accord with a call agreement whereby the Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the acquisition (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities. The Company recorded goodwill of $6.8 million in this transaction, which is being amortized over seven years.

The Company used the purchase method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

ORGANIZATION
The Network Technologies Group is led by two vice presidents who report to the Chief Executive Officer and President of LaBarge, Inc. One is responsible for marketing and business development for the group. The other oversees engineering and operations.

SALES AND MARKETING
This group's initial market focus is on the railroad industry, which uses the group's proprietary product, devices and services to monitor railroad crossing equipment, and the oil and gas pipeline industry which uses the products, devices and services to monitor cathodic protection devices throughout their systems.

The group has two full-time sales personnel and utilizes the services of independent sales representatives to market its products.

Sales in fiscal 1999 were minimal.

COMPETITION
The group has various competitors who market devices to report failures of remote industrial equipment via hard-wired or radio telephone devices. None of the competitors are known to market products which provide this service as cost effectively as the Network Technologies Group.

OPERATIONS
The Network Technologies Group does no manufacturing. The Manufacturing Services Group is the manufacturer of the Network Technologies Group's products.

The group has an Internet monitoring and notification operation in the metropolitan Kansas City area to report a variety of events, including alarm conditions, to its customers.

NOTICOM L.L.C. JOINT VENTURE
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall. BusCall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, to notify parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies and other potential service providers, which can offer BusCall as a value-added service. LaBarge's Manufacturing Services Group is the exclusive manufacturer of all products sold by NotiCom.

LaBarge and Global each initially had a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in intellectual properties and has licensed the technology to NotiCom.

The Company is obligated to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. It appears unlikely at this time that such targets will be met; therefore, the Company has not recorded the contingent purchase price.

Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings. Given the risks inherent in a start-up operation, the Company elected, during the fourth quarter of fiscal 1999, to amortize the technology over three years. For the fourth quarter, the amortization of this investment was approximately $310,000 and for the next two years, non-cash amortization is expected to be $1.75 million per year. In fiscal 1999, this investment was accounted for using the equity method.

In July and August 1999, NotiCom needed additional cash infusions totaling approximately $400,000 to continue its development and marketing efforts. LaBarge has made such contributions, which has increased LaBarge's equity interest in NotiCom.

ORGANIZATION
The joint venture is headed by a president who reports to a board of managers, consisting of representatives from LaBarge and Global.

SALES AND MARKETING
The BusCall product is being marketed to various telephone-operating companies as a value-added service. Two such companies used the system successfully in the 1998-1999 school year and one will be increasing the service for the 1999-2000 school year. In addition, new opportunities representing significantly larger system utilization are being planned for fiscal 2000.

SIGNIFICANT EVENT
TRANSMEDICA INTERNATIONAL, INC.
On June 2, 1999, TransMedica International, Inc., ("TransMedica") defaulted on the payment of a $2.0 million note due the Company. As a result, the Company reevaluated the value of its assets related to TransMedica and decides to reserve the full amount ($4.6 million). The Company is continuing its effort to recover the amounts it believes are owed it by TransMedica.

HISTORY
In fiscal 1993, LaBarge, Inc. entered into an agreement with TransMedica (formerly known as Venisect, Inc.) to design, develop and manufacture a patented medical laser device, the Laser Lancet(R).

Since August 1995, the Company has acquired approximately 9.5% of TransMedica's common stock for $2.3 million. The Company made an initial $250,000 cash investment in fiscal 1996, and converted approximately $1.2 million of accounts receivable and provided an additional $800,000 in operating capital in fiscal 1997. In June 1998, TransMedica issued the Company an interest-bearing promissory note in the amount of $2.0 million and warrants to purchase an additional 4% of TransMedica stock for $25 per share in exchange for $900,000 of accounts receivable and additional credit of $1.1 million for new production of Laser Lancet devices. The note is secured by substantially all of TransMedica's assets.

On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser products and determination of the number of Laser Lancet devices TransMedica is presently obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies.

On June 3, 1999, the Company amended its suit to include payment of the $2.0 million note receivable that was due June 2, 1999, and which remains unpaid as of August 20, 1999.

CAPITAL STRUCTURE
On June 25, 1999, the Company amended its senior loan agreement with Bank of America. The Company entered into a loan agreement on June 25, 1996, with NationsBank, N.A. which subsequently merged with Bank of America. The original agreement included a term loan and revolving credit facility totaling $20.0 million.

The current amendment reestablished the bank's secured position, reinstated a borrowing base limitation on the revolver and established new covenants and performance measures to reflect the effect of LaBarge's new investments (NotiCom and OCS), as well as the reserve for loss on the TransMedica assets in fiscal 1999.

The following is a summary of the current senior loan agreement:

- An $11.0 million term loan requiring repayments of principal quarterly. This loan matures in September 2005.
- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to 85% of eligible receivables and 30% of eligible inventories. As of June 27, 1999, the maximum allowable was approximately $9.0 million. The revolver borrowing at fiscal 1999 year-end was $130,000.
- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt.
- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of year-end, the average rate was approximately 7.0%.

In addition to the senior lending agreement, borrowings consist of the following:
     Mortgage Loan:
     In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and financed the purchase with a $6.2 million mortgage loan. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

     Secondary Line of Credit:
     LaBarge Clayco Wireless L.L.C has a revolving line of credit with Mercantile Bank N.A. This line is in the amount of $1.0 million and matures November 1999. The interest rate on this note is 1/4% over the bank's prime rate. At fiscal 1999 year-end, the outstanding amount was $800,000 at an interest rate of 8.25%. The Company anticipates renegotiating the revolving line of credit prior to expiration on terms generally consistent with those currently in place.

     Subordinated Convertible Notes:
     On March 2, 1999, the Company, through its subsidiary LaBarge-OCS, Inc., purchased the remaining 90% of OCS for $5.6 million by (1) exchanging its Subordinated Convertible Notes ("Notes") due June 2003 in the principal amount of $4.3 million for the outstanding shares of OCS, and (2) exchanging 310,000 shares of LaBarge-OCS, Inc. common stock for outstanding options to purchase OCS common shares. The Notes bear interest at 7.5% per annum payable quarterly beginning June 29, 1999, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. The 310,000 shares of LaBarge-OCS, Inc. common stock may be exchanged for $1.3 million of Notes, at the option of the Company, after March 2, 2000, but before June 15, 2000.

     Industrial Revenue Bonds:
     In July 1998, the Company acquired a tax-exempt Industrial Revenue Bond through GE Capital Public Finance, Inc. in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility.

The ratio of debt-to-equity as of June 27, 1999 was .95 to 1, compared with .55 to 1 at June 28, 1998.

ENVIRONMENTAL COMPLIANCE
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of any segment of the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
No information has been included hereunder because the Company's foreign sales in each of fiscal 1999, fiscal 1998 and fiscal 1997 were less than 10% of total Company revenue.

ITEM 2.   PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                                                       YEAR OF
                                   PRINCIPAL                  LAND               BUILDINGS           TERMINATION
         LOCATION                     USE                    (ACRES)           (SQUARE FEET)          OF LEASE
-------------------------- -------------------------- --------------------- -------------------- -------------------
Berryville,  AR            Manufacturing &
                           Offices                              7                     33,000              Owned

Houston,  TX               Manufacturing &
                           Offices                              2                     35,500               2002

Huntsville,  AR            Manufacturing &
                           Offices                              6                     45,000               2000

Joplin,  MO                Manufacturing &
                           Offices                              5                     50,400              Owned

Joplin,  MO                Manufacturing                        4                     33,000               2002

Lenexa, KS                 Offices                              -                      4,137               2001

St. Louis,  MO             Offices                              8                     65,176              Owned

St. Louis, MO              Offices &
                           Warehousing                          -                      7,437               2002

Tulsa,  OK                 Manufacturing &
                           Offices                              3                     62,599               2002
-------------------------- -------------------------- --------------------- -------------------- -------------------

ITEM 3.   LEGAL PROCEEDINGS

On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking a resolution of LaBarge's right to develop and manufacture a new laser product and determination of the number of Laser Lancet devices TransMedica International, Inc. is obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies. On June 3, 1999, the Company amended its suit to include payment of TransMedica's delinquent $2.0 million note receivable that was due June 2, 1999.

In May 1999, TransMedica filed a counterclaim against LaBarge seeking dismissal of LaBarge's petition, damages in an indeterminate amount, punitive damages, costs and attorney's fees relating to several counts alleging breach of contract, warranty and fiduciary duty by LaBarge and a declaration that a small laser device developed by a third party is not subject to TransMedica's agreement with LaBarge. TransMedica also filed a separate action against LaBarge in the Circuit Court in Little Rock, Arkansas, containing the same counts and seeking the same relief as in its counterclaim. The Arkansas proceeding has been stayed pending resolution of the St. Louis County proceeding. LaBarge intends to vigorously pursue its petition against TransMedica and to defend against TransMedica's claims and counterclaims.

At this time, it is too early to determine what, if any, recovery or liability LaBarge might have as a result of this suit. The Company has reserved 100% of the value of its TransMedica assets and recorded a loss of $4.6 million in fiscal 1999 as a result.

In August 1999, Jerome S. Stein filed a Petition in the Circuit Court for the City of St. Louis against the Company and its former chairman, Pierre L. LaBarge, Jr., seeking damages in an indeterminate amount in excess of $25,000, plus interest and court costs. Mr. Stein alleges in his claim against the Company that the Company agreed to pay him 1% of any increase in value of LaBarge's outstanding common stock in exchange for certain promotional services. The Company denies any such arrangement with Mr. Stein, believes the suit to be totally without merit, and intends to defend it vigorously.

The Company does not believe that either case, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 27, 1999.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 18 filed herewith.

ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 18 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 44 through 52 filed herewith.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 1999, fiscal 1998 and fiscal 1997 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of June 27, 1999, the Company had $23.0 million in total debt. $11.8 million is made up of a mortgage loan, subordinated debt, and industrial revenue bonds. This debt has a fixed rate and is not subject to interest rate risk. The interest rate on the remaining $11.2 million is subject to fluctuation. The additional interest cost to the company if interest rates went up 1% would be $112,000 for one year.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 17 filed herewith.

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


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.  Consolidated Financial Statements.

             See "Index to Consolidated Financial Statements and Schedule" contained on page 17.

     b.  Reports on Form 8-K.

             No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1999.

     c.  Exhibits.

     d.  Consolidated Financial Statement Schedule.

             See "Index to Consolidated Financial Statements and Schedule" contained on page 17.

     e.  Exhibits.


Exhibit
Number                      Description

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

 10.1(a) Second Amendment to the First Amendment and Restatement of the LaBarge, Inc.

          Employees Savings Plan executed on November 30, 1993. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.1(b) Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.1(c) Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 3, 1995. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.1(d) Fifth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.1(e) Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998. Previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan's Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

 10.1(f)* Seventh Amendment to the First Amendment and Restatement of the
          LaBarge, Inc. Employees Savings Plan executed on August 11, 1999.

 10.2 LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.2(a) First Amendment to the LaBarge, Inc. 1987 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.3 LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.3(a) First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.4 Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.5 Loan Agreement dated June 25, 1996 among NationsBank, N.A., registrant, LaBarge Wireless, Inc. and LaBarge/STC, Inc. Previously filed with the Securities and Exchange Commission with the Company's Registration Statement on Form S-3 on July 23, 1996 and incorporated herein by reference.

 10.6 LaBarge, Inc. 1995 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

 10.7 Operating Agreement for LaBarge Clayco Wireless L.L.C. Previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

 10.8 First Amendment to Loan Agreement between NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc. Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 14, 1997 and incorporated herein by reference.

 10.8(a)* Third Amendment to Loan Agreement between Bank of America, formerly
          NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc., LaBarge Wireless, Inc. and LaBarge-OCS, Inc. dated June 25, 1999 and attached hereto as reference.

 10.9 First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 12, 1999 and incorporated here in by reference.

 10.10 Second Amendment to the Loan Agreement between NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc. Previously filed with the Securities and Exchange Commission with the Company Quarterly Report on Form 10-Q on November 9, 1998 and incorporated herein by reference.

 10.11* Settlement Agreement dated June 2, 1998, between TransMedica International, Inc. and LaBarge, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request.

 10.12* Purchase Agreement dated July 22, 1998 between Global Research Systems, Inc. and LaBarge, Inc.

 10.13*   Operating Agreement of NotiCom, L.L.C.

 10.14* Agreement and Plan of Merger dated February 9, 1999, among LaBarge, Inc., LaBarge-OCS, Inc. and Open Cellular Systems, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request.

 23(a)*   Independent Auditors' Consents.


 27*      Article 5 Financial Data Schedule.



 *  Document filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  September 24, 1999
        ------------------







                                             LaBarge, Inc.

                                             By   /s/ William J. Maender
                                                -------------------------------
                                                William J. Maender
                                                Vice President - Finance
                                                (Chief Financial and
                                                Accounting Officer)

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

                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----
  /s/ Pierre L. LaBarge, Jr.                       Chairman Emeritus and Director             8/11/99
  ------------------------------------------                                                  --------------
  Pierre L. LaBarge, Jr.

  /s/ Craig E. LaBarge                             President (Chief Executive Officer)        8/11/99
  ------------------------------------------                                                  --------------
  Craig E. LaBarge                                 and Director

  /s/ William J. Maender                           Vice President-Finance (Chief              8/11/99
  ------------------------------------------                                                  --------------
  William J. Maender                               Financial Officer), Secretary and
                                                   Treasurer

  /s/ Robert H. Chapman                            Director                                   8/11/99
  ------------------------------------------                                                  --------------
  Robert H. Chapman

  /s/ Richard P. Conerly                           Director                                   8/11/99
  ------------------------------------------                                                  --------------
  Richard P. Conerly

  /s/ John G. Helmkamp, Jr.                        Director                                   8/11/99
  ------------------------------------------                                                  --------------
  John G. Helmkamp, Jr.

  /s/ J. C. Kuhn, Jr.                              Director                                   8/11/99
  ------------------------------------------                                                  --------------
  J. C. Kuhn, Jr.

  /s/ Lawrence J. LeGrand                          Director                                   8/11/99
  ------------------------------------------                                                  --------------
  Lawrence J. LeGrand

  /s/ James P. Shanahan, Jr.                       Director                                   8/11/99
  ------------------------------------------                                                  --------------
  James P. Shanahan, Jr.

  /s/ Jack E. Thomas, Jr.                          Director                                   8/11/99
  ------------------------------------------                                                  --------------
  Jack E. Thomas, Jr.

                         LABARGE, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                        PAGE
                                                                       ------


Consolidated Financial Statements

Independent Auditors' Report                                                  19

Consolidated Statements of Operations,                                        20
   Years Ended June 27, 1999
June 28, 1998 and June 29, 1997

Consolidated Balance Sheets
      June 27, 1999, and June 28, 1998                                        21

Consolidated Statements of Cash Flows,                                        22
      Years Ended June 27, 1999,
      June 28, 1998 and June 29, 1997

Consolidated Statements of Stockholders' Equity,                              23
      Years Ended June 27, 1999,
      June 28, 1998 and June 29, 1997

Notes to Consolidated Financial Statements,                                24-43
      Years Ended June 27, 1999,
      June 28, 1998 and June 29, 1997

Management's Discussion and Analysis of                                    44-52
      Financial Condition and
      Results of Operations

Schedule II - Valuation and Qualifying Accounts                               53

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

      Financial Statement of Investee Subsidiary
      ------------------------------------------

      Independent Auditors' Report                                            54
      Balance Sheet June 27, 1999                                             55
      Statement of Operations, Period July 22, 1998 - June 27, 1999           56
      Statement of Members' Equity, Period July 22, 1998 - June 27, 1999      57
      Statement of Cash Flows, Period July 22, 1998 - June 27, 1999           58
      Notes to Financial Statements, Period July 22, 1998 - June 27, 1999  59-61

                                  LaBarge, Inc.
                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                                                              YEAR ENDED
                                            ------------------------------------------------------------------------------
                                                JUNE 27,        June 28,        June 29,       June 30,        July 2,
                                                  1999            1998            1997           1996            1995
  ----------------------------------------- ---------------- --------------- -------------- --------------- --------------
  Net sales                                   $   89,143       $   99,292     $    96,666     $   75,060      $   61,646
  Pretax (loss) earnings                      $   (3,591)      $    7,550     $     7,001     $    3,771      $    1,002
  Net (loss) earnings                         $   (3,080)      $    4,764     $     7,735     $    3,540      $    1,321
  ----------------------------------------- ---------------- --------------- -------------- --------------- --------------

  Basic net (loss) earnings per
  common share                                $     (.20)      $      .31     $       .50     $      .23      $      .09
  Diluted net (loss) earnings per common
  share                                       $     (.20)      $      .30     $       .49     $      .23      $      .09
  ----------------------------------------- ---------------- --------------- -------------- --------------- --------------

  Total assets                                $   59,654       $   58,992     $    43,459     $   41,550      $   31,608
  Long-term obligations                       $   20,290       $   10,163     $     5,101     $   10,419      $    6,467
  ----------------------------------------- ---------------- --------------- -------------- --------------- --------------

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, refinancings, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 20, 1999, there were approximately 3,233 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 1999 and 1998, as reported by the American Stock Exchange.

1998-99                           HIGH                 LOW
                                  ----                 ---
July - September                5   3/8               3 3/16
October - December              3 15/16               3
January - March                 3   3/8               2  1/4
April - June                    2   3/4               2 1/16

1997-98                           HIGH                 LOW
                                  ----                 ---
July - September                6   1/8               5 7/16
October - December              6 13/16               3  3/4
January - March                 4 11/16               3  7/8
April - June                    4   1/8               3  3/8

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 1999, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




 /s/ KPMG L.L.P.
August 9, 1999

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per share data)



                                                                                       YEAR ENDED
                                                            ----------------------------------------------------------------
                                                                  JUNE 27,               June 28,             June 29,
                                                                    1999                   1998                 1997
----------------------------------------------------------- --------------------- ---------------------- -------------------

NET SALES                                                        $    89,143           $    99,292           $    96,666
----------------------------------------------------------- --------------------- ---------------------- -------------------

COSTS AND EXPENSES:
    Cost of sales                                                     71,416                76,420                77,442
    Selling and administrative expense                                14,269                14,407                11,380
    Loss due to revaluation of impaired assets                         4,573                -                     -
    Interest expense                                                   1,451                   997                   942
    Equity in loss (income) of joint venture                          -                        120                    (4)
    Loss from NotiCom                                                  1,221                -                     -
    Minority interest income (loss)                                      165                   (89)               -
    Other income, net                                                   (361)                 (113)                  (95)
----------------------------------------------------------- --------------------- ---------------------- -------------------
                                                                      92,734                91,742                89,665
----------------------------------------------------------- --------------------- ---------------------- -------------------

NET (LOSS) EARNINGS BEFORE INCOME TAXES                               (3,591)                7,550                 7,001
INCOME TAX (BENEFIT) EXPENSE                                            (511)                2,786                  (734)
----------------------------------------------------------- --------------------- ---------------------- -------------------

NET (LOSS) EARNINGS                                              $    (3,080)          $     4,764           $     7,735
=========================================================== ===================== ====================== ===================

BASIC NET (LOSS) EARNINGS
  PER COMMON SHARE                                               $      (.20)          $       .31           $       .50
AVERAGE COMMON SHARES OUTSTANDING                                     15,157                15,604                15,626
=========================================================== ===================== ====================== ===================

DILUTED NET (LOSS) EARNINGS
  PER COMMON SHARE                                               $      (.20)          $       .30           $       .49
AVERAGE COMMON SHARES OUTSTANDING                                     15,157                15,723                15,790
=========================================================== ===================== ====================== ===================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                                                         JUNE 27,             June 28,
                                                                                           1999                 1998
--------------------------------------------------------------------------------- ---------------------- -------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $        495          $       540
    Accounts and notes receivable, net                                                       12,492               18,332
    Inventories                                                                              16,093               18,968
    Prepaid expenses                                                                            727                  772
    Deferred tax assets, net                                                                    664                2,087
--------------------------------------------------------------------------------- ---------------------- -------------------

       TOTAL CURRENT ASSETS                                                                  30,471               40,699
--------------------------------------------------------------------------------- ---------------------- -------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           13,188               11,254
DEFERRED TAX ASSETS, NET                                                                      1,818               -
INVESTMENT IN NOTICOM                                                                         2,780               -
INTANGIBLE ASSETS, NET                                                                        6,941                  471
OTHER ASSETS, NET                                                                             4,456                6,568
--------------------------------------------------------------------------------- ---------------------- -------------------

                                                                                       $     59,654          $    58,992
================================================================================= ====================== ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                              $        930          $     5,020
    Current maturities of long-term debt                                                      1,771                1,102
    Trade accounts payable                                                                    5,847                6,034
    Accrued employee compensation                                                             3,873                4,710
    Other accrued liabilities                                                                 2,863                2,321
--------------------------------------------------------------------------------- ---------------------- -------------------

       TOTAL CURRENT LIABILITIES                                                             15,284               19,187
--------------------------------------------------------------------------------- ---------------------- -------------------

       LONG-TERM SENIOR DEBT                                                                 15,866               10,163
       SUBORDINATED DEBT                                                                      4,424               -
--------------------------------------------------------------------------------- ---------------------- -------------------

       TOTAL LIABILITIES                                                                     35,574               29,350
--------------------------------------------------------------------------------- ---------------------- -------------------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value. Authorized 40,000,000 shares; issued
    15,711,395 shares at June 27, 1999 and 15,658,280 at June 28, 1998,
    including shares in treasury                                                                157                  156
Additional paid-in capital                                                                   13,615               13,468
Retained earnings                                                                            13,403               16,683
Less cost of common stock in treasury, 955,853 shares at
  June 27, 1999 and 163,649 shares at June 28, 1998                                          (3,095)                (665)
--------------------------------------------------------------------------------- ---------------------- -------------------

    TOTAL STOCKHOLDERS' EQUITY                                                               24,080               29,642
--------------------------------------------------------------------------------- ---------------------- -------------------

                                                                                       $     59,654          $    58,992
================================================================================= ====================== ===================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                    YEAR ENDED
                                                                                ---------------------------------------------------
                                                                                    JUNE 27,           June 28,         June 29,
                                                                                      1999               1998             1997
------------------------------------------------------------------------------- ----------------- ------------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                                                $   (3,080)        $    4,764       $   7,735
    Adjustments to reconcile net cash provided (used) by Operating activities:
       Loss due to revaluation of impaired assets                                       4,573                 -               -
       Undistributed loss from NotiCom                                                    984                 -               -
       Undistributed loss (earnings) in equity of joint venture                            -                 120              (4)
       Loss on disposal of property and equipment                                          16                 -               -
       Minority interest income (loss)                                                    165                (89)             -
       Depreciation and amortization                                                    2,236              1,393           1,012
       Deferred taxes                                                                    (395)             2,339          (1,176)
       Changes in assets and liabilities, net of acquisitions:
          Accounts and notes receivable, net                                            3,763             (4,422)           (529)
          Inventories                                                                   2,777             (4,672)          3,313
          Prepaid expenses                                                                 48                 29            (449)
          Other assets                                                                     -                  -           (1,175)
          Trade accounts payable                                                         (917)               182          (2,082)
          Accrued liabilities                                                            (174)               517           1,522
------------------------------------------------------------------------------- ----------------- ------------------ --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               9,996                161           8,167
------------------------------------------------------------------------------- ----------------- ------------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                             (3,452)            (8,243)         (1,711)
Additions to other assets                                                                (753)            (2,299)           (658)
Investment in other companies                                                          (2,585)               165              -
Investment in technology                                                               (1,686)                -               -
------------------------------------------------------------------------------- ----------------- ------------------ --------------
NET CASH USED BY INVESTING ACTIVITIES                                                  (8,476)           (10,377)         (2,369)
------------------------------------------------------------------------------- ----------------- ------------------ --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional investment by minority interest                                                 -                 300              -
Additions to long-term debt                                                             5,960              6,200              -
Repayments of long-term debt                                                             (953)            (1,066)         (4,919)
(Purchase) sale of common stock                                                        (2,482)              (665)            53
Net change in short-term borrowings, net of acquisitions                               (4,090)             4,520            (400)
------------------------------------------------------------------------------- ----------------- ------------------ --------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                       (1,565)             9,289          (5,266)
------------------------------------------------------------------------------- ----------------- ------------------ --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (45)              (927)            532
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            540              1,467             935
=============================================================================== ================= ================== ==============

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     495         $      540       $   1,467
=============================================================================== ================= ================== ==============

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands except share data)



                                                                            ADDITIONAL
                                                    COMMON STOCK              PAID-IN      RETAINED         TREASURY STOCK
                                                SHARES        PAR VALUE       CAPITAL      EARNINGS       SHARES         COST
----------------------------------------- --------------- --------------- ------------- ------------- --------------- -------------
BALANCE AT JUNE 30, 1996                     15,601,891     $         156   $    13,416   $     4,184          (187)      $    (1)

Net earnings                                          -                 -             -         7,735             -             -
Exercise of stock options                        56,389                 -            52             -           137             1
----------------------------------------- --------------- --------------- ------------- ------------- --------------- -------------
BALANCE AT JUNE 29, 1997                     15,658,280     $         156   $    13,468   $    11,919           (50)      $     -

Net earnings                                          -                 -             -         4,764             -             -
Purchase of common to
  treasury                                            -                 -             -             -       (163,599)        (665)
----------------------------------------- --------------- --------------- ------------- ------------- --------------- -------------
BALANCE AT JUNE 28, 1998                     15,658,280     $         156   $    13,468   $    16,683       (163,649)    $   (665)

NET LOSS                                              -                 -             -        (3,080)             -            -
ISSUED FOR THE EMPLOYEE
  STOCK PURCHASE PLAN                            53,115                 1           147             -              -            -
EXERCISE OF STOCK OPTIONS                             -                 -             -          (200)        65,000          272
PURCHASE OF COMMON
  TO TREASURY                                         -                 -             -             -       (857,204)      (2,702)
========================================= =============== =============== ============= ============= =============== =============
BALANCE AT JUNE 27, 1999                     15,711,395     $         157   $    13,615   $    13,403       (955,853)     $(3,095)
========================================= =============== =============== ============= ============= =============== =============

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 June 27, 1999, June 28, 1998 and June 29, 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company is engaged in the following primary business activities:

The Manufacturing Services Group is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets. In fiscal 1999, the Company derived approximately 88% of its total revenue from this business activity.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace and geophysical markets. The group's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

LaBarge Clayco Wireless, L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. This group markets its services to wireless telephone service providers and wireless tower companies who lease space on their towers to wireless telephone service providers throughout the United States.

In fiscal 1999, this group provided approximately 12% of the Company's total sales.

The Network Technologies Group is the Company's newest business activity. This group was started in fiscal 1999 with the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. The group's initial target markets are the railroad and oil and gas pipeline industries. In fiscal 1999, limited revenue was derived from this group.

NOTICOM L.L.C. JOINT VENTURE
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM) which provides households with advance notice of the impending arrival of school buses. In fiscal 1999, the NotiCom investment was accounted for using the equity method. Throughout fiscal 1999, NotiCom was a development-stage company.

See Note 2 "Acquisitions and Investments."

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries, and joint ventures in which LaBarge has an interest greater than 50%. Significant intercompany accounts and transactions have been eliminated. Investments in 20% - 50% owned companies are accounted for on the equity method. Investments in less than 20%-owned companies are accounted for at cost.

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal years 1999, 1998 and 1997 consisted of 52 weeks.

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

On July 1, 1998, the Company started an employee stock purchase plan that allows any eligible employee to purchase common stock at 15% below the market price as of the first or last day of the quarter, whichever is lower at the end of each quarter.

GOODWILL AND OTHER LONG-LIVED ASSETS
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and investments in technologies, are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited. Impairment losses are recorded on goodwill and other long-lived assets when indicators of impairment are present. The Company amortizes these assets over a three to 10-year life.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the financial statement disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

RECLASSIFICATIONS OF PRIOR YEAR AMOUNTS
Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEW ACCOUNTING STANDARDS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Issued in June 1998, this Statement establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement was to be effective for the Company for this year ending June 2000. However, in June 1999, SFAS 137, "Accounting for Derivative Financial Instruments and Hedging Activities: Deferral of Effective Date of FASB Statement No. 133", was issued which delays the implementation of SFAS 133, which is now effective for the Company for the year ending June 2001.

Historically, the Company has not utilized such instruments or engaged in such activities; therefore, the adoption of SFAS No. 133 will not impact the Company's consolidated financial statements, the results of operations or the notes thereto.

2.   ACQUISITIONS AND INVESTMENTS

ACQUISITIONS
Open Cellular Systems, Inc.
In March 1999, the Company acquired the remaining 90% of the stock of privately held Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. Prior to the acquisition, LaBarge held a 10% equity stake in OCS, which it acquired in October 1997 for $500,000. The purchase price was paid by issuing Subordinated Convertible Notes (the "Notes") due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive for each fiscal year through 2003 participation payments from the Company equal to the amount by which 35% of the net income of OCS exceeds the 7.5% interest paid on the Notes for the fiscal year.

On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. in accord with a call agreement whereby the Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the acquisition (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities. The Company recorded goodwill of $6.8 million in this transaction. This intangible asset is being amortized over seven years.

The Company used the purchase method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

NotiCom L.L.C.
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall. BusCall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, to notify parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies and other potential service providers, which can offer BusCall as a value-added service. LaBarge's Manufacturing Services Group is the exclusive manufacturer of all products sold by NotiCom.

LaBarge and Global each initially had a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in intellectual properties and has licensed the technology to NotiCom.

The Company is obligated to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income tax ("EBT") targets through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. It appears unlikely at this time that such targets will be met; therefore, the Company has not recorded the contingent purchase price.

Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings. Given the risks inherent in a start-up operation, the Company elected, during the fourth quarter of fiscal 1999, to amortize its investment over three years. For the fourth quarter, the amortization of this investment was approximately $310,000 and for the next two years, non-cash amortization is expected to be $1.75 million per year. In fiscal 1999, this investment is accounted for using the equity method.

In July and August 1999, NotiCom needed additional cash infusions totaling approximately $400,000 to continue its development and marketing efforts. LaBarge has made such contributions.

LaBarge Clayco Wireless, L.L.C.
In fiscal 1996, LaBarge Clayco Wireless L.L.C. ("LaBarge Clayco Wireless"), a 50%/50% joint venture with Clayco Construction Company of St. Louis, Missouri, was formed. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. Beginning with the second quarter of fiscal 1998, LaBarge began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share to arrive at earnings before income taxes. The investment was previously recorded using the equity method.

INVESTMENTS
On June 2, 1999, TransMedica International, Inc. ("TransMedica") defaulted on the payment of a $2.0 million note due the Company. As a result, the Company reevaluated the value of its assets related to TransMedica and elected to reserve the full amount ($4.6 million). The Company is continuing its effort to recover the amounts it believes are owed it by TransMedica.

History of TransMedica
In fiscal 1993, LaBarge, Inc. entered into an agreement with TransMedica (formerly known as Venisect, Inc.) to design, develop and manufacture a patented medical laser device, the Laser Lancet(R).

Since August 1995, the Company has acquired approximately 9.5% of TransMedica's common stock for $2.3 million. The Company made an initial $250,000 cash investment in fiscal 1996, and converted approximately $1.2 million of accounts receivable and provided an additional $800,000 in operating capital in fiscal 1997. In June 1998, TransMedica issued the Company an interest-bearing promissory note in the amount of $2.0 million and warrants to purchase an additional 4% of TransMedica stock for $25 per share in exchange for $900,000 of accounts receivable and additional credit of $1.1 million for new production of Laser Lancet devices. The note is secured by substantially all of TransMedica's assets.

On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser products and determination of the number of Laser Lancet devices. TransMedica is presently obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies.

On June 3, 1999, the Company amended its suit to include payment of the $2.0 million note receivable plus interest due thereon, that was due June 2, 1999, but as of August 20, 1999, which remains unpaid by TransMedica.

3.   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                            JUNE 27,                 June 28,
                                                                              1999                     1998
------------------------------------------------------------------ ------------------------- ------------------------
Billed shipments, net of progress payments                                $   11,819                $   17,556
Less allowance for doubtful accounts                                             347                       150
------------------------------------------------------------------ ------------------------- ------------------------
Trade receivables, net                                                        11,472                    17,406

Notes receivable                                                               2,000                       903
Less allowance for doubtful notes                                              2,000                         -
------------------------------------------------------------------ ------------------------- ------------------------
Notes receivable, net                                                              -                       903

Income tax receivable                                                            863                         -
Other current receivables                                                        157                        23
================================================================== ========================= ========================
                                                                          $   12,492                $   18,332
================================================================== ========================= ========================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

On June 2, 1999, the Company should have received payment of a $2.0 million note receivable plus interest due thereon from TransMedica. TransMedica defaulted on its obligation. Based on a review of all facts available at this time, the Company has written down to zero the carrying value of its receivable, inventory and investment in TransMedica at year-end.


4.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                      JUNE 27,                       June 28,
                                                                        1999                           1998
---------------------------------------------------------- ------------------------------ ------------------------------
Raw materials                                                         $   9,472                     $   10,353
Work in progress                                                          7,755                          9,070
---------------------------------------------------------- ------------------------------ ------------------------------
                                                                         17,227                         19,423
Less progress payments                                                    1,134                            455
---------------------------------------------------------- ------------------------------ ------------------------------
                                                                      $  16,093                     $   18,968
========================================================== ============================== ==============================

In accordance with contractual agreements, the U.S. Government has a security interest in the inventories identified with related contracts for which progress payments have been received.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

                                                                                                       Estimated
                                                        JUNE 27,                June 28,              useful life
                                                          1999                    1998                  in years
------------------------------------------------ ----------------------- ----------------------- ----------------------
Land                                                   $    2,457              $    2,457                    -
Building and improvements                                   6,353                   5,902                 5-33
Leasehold improvements                                      1,825                   1,634                 2-10
Machinery and equipment                                     9,355                   8,622                 5-20
Furniture and fixtures                                      1,733                   1,730                 5-20
Computer equipment                                          1,711                   1,388                  3
Construction in progress                                    1,423                     228                    -
------------------------------------------------ ----------------------- ----------------------- ----------------------
                                                           24,857                  21,961
Less accumulated depreciation                              11,669                  10,707
------------------------------------------------ ----------------------- -----------------------
                                                       $   13,188              $   11,254
================================================ ======================= =======================

Depreciation expense was $1.6 million and $1.2 million, for the fiscal years ended June 27, 1999 and June 28, 1998, respectively.


6.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                           JUNE 27,                                 June 28,
                                                             1999                                     1998
------------------------------------------ ---------------------------------------- ----------------------------------------
Software                                                  $   1,124                                $   1,047
Patents                                                          73                                       40
Goodwill                                                      7,214                                      412
------------------------------------------ ---------------------------------------- ----------------------------------------
                                                              8,411                                    1,499
Less amortization                                             1,470                                    1,028
------------------------------------------ ---------------------------------------- ----------------------------------------
                                                          $   6,941                                $     471
========================================== ======================================== ========================================

Amortization expense was $448,000 and $203,000 for the fiscal years ended June 27, 1999 and June 28, 1998, respectively.


7.  INVESTMENT IN NOTICOM

Investment in NotiCom is summarized as follows:
(dollars in thousands)

                                                           JUNE 27,                                 June 28,
                                                             1999                                     1998
------------------------------------------ ---------------------------------------- ----------------------------------------
Investment in joint venture                               $   1,331                                $   -
Investment in technology                                      1,449                                    -
------------------------------------------ ---------------------------------------- ----------------------------------------
                                                          $   2,780                                $   -
========================================== ======================================== ========================================

The investments in joint venture and technology pertain to NotiCom and its related advance notification technology. NotiCom statements are presented in "Financial Statements of Investee Subsidiary." At fiscal year-end, NotiCom's total assets were $3.0 million; total liabilities were $311,000; and results of operations for its first year of operations was a loss of $2.0 million.

The loss from NotiCom includes 50% of the losses from operations of the joint venture and $237,000 of amortization of the technology.

For additional information about investment in joint ventures please see Note 2 in "Notes to Consolidated Financial Statements."


8.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                                            JUNE 27,                     June 28,
                                                                              1999                         1998
----------------------------------------------------------------- --------------------------- ------------------------------
Cash value of life insurance                                              $   2,903                     $  2,229
Deposits, licenses and other                                                  1,560                        1,839
Investments in businesses                                                     2,250                        2,750
----------------------------------------------------------------- --------------------------- ------------------------------
                                                                              6,713                        6,818
Less allowance for revaluation of impaired assets                             2,250                            -
----------------------------------------------------------------- --------------------------- ------------------------------
                                                                              4,463                        6,818
Less amortization                                                                 7                          250
----------------------------------------------------------------- --------------------------- ------------------------------
                                                                          $   4,456                     $  6,568
================================================================= =========================== ==============================

The investments in businesses and allowance for revaluation of impaired assets pertain to the Company's equity interest in TransMedica's stock. Please see Note 2 to "Notes to Consolidated Financial Statements" for additional information.

9.   SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                                  JUNE 27,                 June 28,
                                                                                    1999                     1998
------------------------------------------------------------------------ ------------------------- ------------------------
Short-term borrowings:
  Revolving credit agreements:
    Balance at period end                                                      $       930                $    5,020
    Interest rate at period end                                                       7.79%                     6.80%
    Average amount of short-term borrowings
      outstanding during period                                                $     1,681                $    4,751
    Average interest rate for period                                                  6.69%                     6.94%
    Maximum short-term borrowings at any month end                             $     6,390                $    9,250
======================================================================== ========================= ========================

Long-term debt:
  Senior lender:
    Revolving credit agreement                                                  $        -                 $    2,000
    Term loan                                                                       10,214                      3,000
    Mortgage loan                                                                    6,082                      6,164
    Subordinated debt                                                                4,424                          -
    Other                                                                            1,341                        101
------------------------------------------------------------------------ ------------------------- ------------------------
                                                                                    22,061                    11,265
Less current maturities                                                              1,771                     1,102
======================================================================== ========================= ========================
       Subordinated debt                                                             4,424                     -
       Long-term debt, less current maturities                                  $   15,866                $   10,163
======================================================================== ========================= ========================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 1999, 1998 and 1997 were $1.5 million, $773,000 and $900,000, respectively.

SENIOR LENDER
On June 25, 1999, the Company amended its senior loan agreement with Bank of America. The Company entered into a loan agreement on June 25, 1996, with NationsBank, N.A. which subsequently merged with Bank of America. The original agreement included a term loan and revolving credit facility totaling $20.0 million.

The current amendment reestablished the bank's secured position, reinstated a borrowing base limitation on the revolver and established new covenants and performance measures to reflect the effect of LaBarge's new investments (NotiCom and OCS), as well as the reserve for loss on the TransMedica assets in fiscal 1999.

The following is a summary of the current senior loan agreement:
- An $11.0 million term loan requiring repayments of principal quarterly. This loan matures in September 2005.
- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to 85% of eligible receivables and 30% of eligible inventories. As of June 27, 1999, the maximum allowable was approximately $9.0 million. The revolver borrowing at fiscal 1999 year-end was $130,000.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt.
- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of year-end the average rate was approximately 7.0%.

In addition to the senior lending agreement, borrowings consist of the following:
     Mortgage Loan:
     In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and financed the purchase with a $6.2 million mortgage loan. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

     Secondary Line of Credit:
     LaBarge Clayco Wireless has a revolving line of credit with Mercantile Bank N.A. This line is in the amount of $1.0 million and matures November 1999. The interest rate on this note is a 1/4% over the bank's prime rate. At fiscal 1999 year-end, the outstanding amount was $800,000 at an interest rate of 8.25%. The Company anticipates renegotiating the revolving line of credit prior to expiration on terms generally consistent with those currently in place.

     Subordinated Convertible Notes:
     On March 2, 1999, the Company, through its subsidiary, LaBarge-OCS, Inc., purchased the remaining 90% of OCS for $5.6 million by (1) exchanging its Subordinated Convertible Notes ("Notes") due June 2003 in the principal amount of $4.3 million for the outstanding shares of OCS; and (2) exchanging 310,000 shares of LaBarge-OCS, Inc. common stock for outstanding options to purchase OCS common shares. The Notes bear interest at 7.5% per annum payable quarterly beginning June 29, 1999, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. The 310,000 shares of LaBarge-OCS, Inc. common stock may be exchanged for $1.3 million of Notes, at the option of the Company, after March 2, 2000, but before June 15, 2000.

     Industrial Revenue Bonds:
     In July 1998, the Company acquired a tax-exempt Industrial Revenue Bond through GE Capital Public Finance, Inc. in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

         FISCAL YEAR
         ---------------------------------------------------------------------------
         2000.........................................................  $ 1,771
         2001.........................................................    1,883
         2002.........................................................    1,805
         2003.........................................................    6,114
         2004.........................................................    1,955

         ---------------------------------------------------------------------------

10.  OPERATING LEASES

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

Rental expense under operating leases is as follows:
   (dollars in thousands)

                                                                                 YEAR ENDED
                                                     ------------------------------------------------------------------
                                                            JUNE 27,               June 28,              June 29,
                                                              1999                   1998                  1997
---------------------------------------------------- ---------------------- ---------------------- --------------------
Initial term of more than one year                         $   1,243              $   1,226             $   1,150
Short-term rentals                                               370                    363                   341
---------------------------------------------------- ---------------------- ---------------------- --------------------
                                                           $   1,613              $   1,589             $   1,491
==================================================== ====================== ====================== ====================

At June 27, 1999, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows: (dollars in thousands)

      FISCAL YEAR
      ---------------------------------------------------------------------------
      2000..........................................................  $ 1,097
      2001........................................................        930
      2002........................................................        678
      2003........................................................        220
      2004.......................................................          29

      ---------------------------------------------------------------------------


11.  EMPLOYEE BENEFIT PLANS

The Company has a contributory profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 1999, 1998 and 1997, Company matching contributions were $274,000, $236,000 and $187,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for the fiscal years ended June 29, 1999, June 28, 1998 and June 29, 1997.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory profit-sharing plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan were $91,000, $119,000 and $63,000 for the guaranteed return and $32,000, $13,000 and $20,000 of income for the Company-owned insurance in fiscal years 1999, 1998 and 1997, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.0 million at June

27, 1999 compared with $835,000 at June 28, 1998. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $1.6 million at June 27, 1999 versus $1.3 million at June 28, 1998.

On July 1, 1998, the Company started an employee stock purchase plan that allows any eligible employee to purchase common stock at 15% below the market price as of the first or last day of the quarter, whichever is lower at the end of each quarter. In fiscal 1999, 53,115 shares were issued to employees at a cost to the Company of approximately $35,000.


12.  OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)


                                                                                   YEAR ENDED
                                                         --------------------------------------------------------------
                                                               JUNE 27,              June 28,             June 29,
                                                                 1999                  1998                 1997
-------------------------------------------------------- -------------------- --------------------- -------------------
Interest income                                                $     75             $    43              $   96
Property rental income                                              766                 314                   -
Property rental expense                                            (473)               (275)                  -
Other, net                                                           (7)                 31                  (1)
-------------------------------------------------------- -------------------- --------------------- -------------------
                                                               $    361             $   113              $   95
======================================================== ==================== ===================== ===================

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

At June 27, 1999, the future minimum rental income under leases with tenants in excess of one year is as follows:
(dollars in thousands)

       FISCAL YEAR
       ---------------------------------------------------------------------------
       2000........................................................... $713
       2001...........................................................   716
       2002...........................................................   691
       2003...........................................................   665
       2004...........................................................   665

       ---------------------------------------------------------------------------

13.  INCOME TAXES

Income tax (benefit) expense consists of:
(dollars in thousands)


                                                            CURRENT               DEFERRED               TOTAL
                                                    ---------------------- ---------------------- ---------------------
YEAR ENDED JUNE 27, 1999:
    U.S. FEDERAL                                           $   (107)             $     (247)          $     (354)
    STATE AND LOCAL                                              (9)                   (148)                (157)
--------------------------------------------------- ---------------------- ---------------------- ---------------------
                                                           $   (116)             $     (395)          $     (511)
=================================================== ====================== ====================== =====================

Year ended June 28, 1998:
    U.S. Federal                                           $    102              $    2,404           $    2,506
    State and Local                                             345                     (65)                 280
--------------------------------------------------- ---------------------- ---------------------- ---------------------
                                                           $    447              $    2,339           $    2,786
=================================================== ====================== ====================== =====================

Year ended June 29, 1997:
    U.S. Federal                                           $    134              $   (1,176)          $   (1,042)
    State and Local                                             308                       -                  308
--------------------------------------------------- ---------------------- ---------------------- ---------------------
                                                           $    442              $   (1,176)          $     (734)
=================================================== ====================== ====================== =====================

Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)


                                                                       JUNE 27,        June 28,         June 29,
                                                                         1999            1998             1997
------------------------------------------------------------------- --------------- --------------- ----------------
Computed "expected" tax (benefit) expense                             $   (1,221)     $    2,567       $   2,380
Increase (reduction) in income taxes resulting from:
   Change in valuation allowance                                             851               -          (3,616)
   State and local tax                                                      (155)            215             183
   Other                                                                      14               4             319
------------------------------------------------------------------- --------------- --------------- ----------------
                                                                      $     (511)     $    2,786       $    (734)
=================================================================== =============== =============== ================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
   (dollars in thousands)

                                                                        JUNE 27,                    June 28,
                                                                          1999                        1998
-------------------------------------------------------------- --------------------------- --------------------------
DEFERRED TAX ASSETS:
Inventories due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform
   Act of 1986 and inventory reserves                                    $    500                  $     396
Deferred compensation                                                         486                        581
Other                                                                         773                        631
Capital loss carryforwards                                                    851                          -
Net operating loss carryforwards                                              606                          -
Tax credit carryforwards                                                      821                        712
-------------------------------------------------------------- --------------------------- --------------------------
         TOTAL GROSS DEFERRED TAX ASSETS                                    4,037                      2,320
         LESS VALUATION ALLOWANCE                                           1,368                          -
-------------------------------------------------------------- --------------------------- --------------------------

         NET DEFERRED TAX ASSETS                                            2,669                      2,320
-------------------------------------------------------------- --------------------------- --------------------------
DEFERRED TAX LIABILITIES:
Property, plant and equipment, principally
   due to differences in depreciation and
   capitalized interest                                                      (187)                      (230)
Other                                                                           -                         (3)
-------------------------------------------------------------- --------------------------- --------------------------

         TOTAL GROSS DEFERRED TAX LIABILITIES                                (187)                      (233)
-------------------------------------------------------------- --------------------------- --------------------------

         NET DEFERRED TAX ASSETS                                         $  2,482                     $2,087
============================================================== =========================== ==========================

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's belief that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The net change in the total valuation allowance for the years ended June 27, 1999 and June 28, 1998 was an increase of $1.4 million and $-0-, respectively. For the year ended June 27, 1999, $851,000 of the increase in valuation reserve is attributable to capital loss carryforwards which the Company may not be able to use in the future. The remaining balance, $517,000, relates to limitations of the use of net operating loss carryforwards generated by LaBarge-OCS prior to being acquired by the Company. Net operating loss carryforwards are available to offset future tax income through fiscal year 2019. Capital loss carryforwards are available to offset capital gains through fiscal year 2004.

The Company has alternative minimum and investment tax credit carryforwards of approximately $821,000 that are available to reduce future regular federal income taxes. Investment tax credits of $59,000 and $4,000 will expire in fiscal years 2000 and 2001, respectively.

Total cash payments for federal and state income taxes in all years presented were $617,000 for fiscal 1999, $270,000 for fiscal 1998 and $432,000 for fiscal 1997.

14.  EARNINGS PER COMMON SHARE

Basic and diluted (loss) earnings per share are computed as follows:


                                                                  JUNE 27,             June 28,              June 29,
                                                                    1999                 1998                  1997
------------------------------------------------------------ ------------------- --------------------- ---------------------
NUMERATOR:
Net (loss) earnings                                               $   (3,080)          $    4,764            $   7,735
------------------------------------------------------------ ------------------- --------------------- ---------------------
DENOMINATOR:
Denominator  for  basic net  (loss)  earnings  per  share
   weighted-average share                                             15,157               15,604               15,626
Effect of dilutive securities-employee
   stock options                                                           -                  119                  164
------------------------------------------------------------ ------------------- --------------------- ---------------------
POTENTIAL COMMON SHARES:
Denominator for diluted net (loss) earnings per share
adjusted weighted-average shares
    and assumed conversions                                           15,157               15,723               15,790
------------------------------------------------------------ ------------------- --------------------- ---------------------

BASIC NET (LOSS) EARNINGS PER
   COMMON SHARE                                                   $     (.20)          $      .31            $     .50
============================================================ =================== ===================== =====================

DILUTED NET (LOSS) EARNINGS PER
   COMMON SHARE                                                   $     (.20)          $      .30            $     .49
============================================================ =================== ===================== =====================

The effect of 53,000 shares exercisable through various employee stock options is not considered in the calculations of diluted net loss per common shares for fiscal 1999 because it would have an anti-dilutive effect on net loss per share.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

Amounts outstanding under the secured senior lending agreement and the mortgage loan and the subordinated notes are also considered to be carried on the financial statements at their estimated fair values because they were entered into recently and accrue interest at rates which generally fluctuate with interest rate trends.

16.  BUSINESS SEGMENT INFORMATION

BUSINESS SEGMENTS:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                                                     YEAR ENDED
                                                         -------------------------------------------------------------------
                                                                1999                  1998                    1997
                                                         ------------------- ---------------------- ------------------------
Manufacturing Services Group                                 $  78,518             $   95,629              $   96,666
LaBarge Clayco Wireless                                         10,566                  3,663                       -
Network Technologies Group                                          59                      -                       -
-------------------------------------------------------- ------------------- ---------------------- ------------------------

                                                             $  89,143             $   99,292              $   96,666
======================================================== =================== ====================== ========================

INCOME BEFORE INCOME TAXES:

                                                                                     YEAR ENDED
                                                         -------------------------------------------------------------------
                                                                1999                  1998                    1997
                                                         ------------------- ---------------------- ------------------------
Manufacturing Services Group before
  non-recurring losses                                        $  4,152             $   8,493               $   8,779
   Loss due to revaluation of impaired assets                    (4,573)                   -                       -
-------------------------------------------------------- ------------------- ---------------------- ------------------------

Net Manufacturing Services Group                                   (421)               8,493                   8,779

LaBarge Clayco Wireless                                            551                  (259)                      4
Network Technologies Group                                         (637)                   -                       -
Loss from NotiCom                                                (1,221)                   -                       -
Corporate and other items                                          (412)                 313                    (840)
Interest expense                                                 (1,451)                (997)                   (942)
-------------------------------------------------------- ------------------- ---------------------- ------------------------

                                                              $  (3,591)           $   7,550               $   7,001
======================================================== =================== ====================== ========================


                                            DEPRECIATION & AMORTIZATION EXPENSE                        INVESTMENTS &
                                                                                                    CAPITAL EXPENDITURES
                                                        YEAR ENDED                                       YEAR ENDED
                                         -------------- ------------ -------------      ------------- --------------- --------------
                                              1999          1998         1997               1999           1998            1997
                                         -------------- ------------ -------------      ------------- --------------- --------------

Manufacturing Services Group               $   1,168     $     923    $     795           $   2,789     $   2,861       $     846
LaBarge Clayco Wireless                           34            37            -                 468           215               -
Network Technologies Group                       344             -            -                  23             -               -
Investment in NotiCom                            237             -            -               4,001             -               -
Corporate and other items                        453           433          217               1,195         7,301           1,523
---------------------------------------- -------------- ------------ -------------      ------------- --------------- --------------

                                           $   2,236     $   1,393    $   1,012           $   8,476     $  10,377       $   2,369
======================================== ============== ============ =============      ============= =============== ==============

                                                                            TOTAL ASSETS
                                                                             YEAR ENDED
                                                   --------------------- ------------------ ---------------------
                                                           1999                 1998                1997
                                                   --------------------- ------------------ ---------------------
  Manufacturing Services Group                           $   30,752           $   45,594          $   36,337
  LaBarge Clayco Wireless                                     3,537                2,469                 161
  Network Technologies Group                                  6,691                    -                   -
  Investment in NotiCom                                       2,780                    -                   -
  Corporate and other items                                  15,894               10,929               6,961
  ------------------------------------------------ --------------------- ------------------ ---------------------

                                                         $   59,654           $   58,992          $   43,459
  ================================================ ===================== ================== =====================

GEOGRAPHIC INFORMATION
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended June 27, 1999,
June 28, 1998 and June 29, 1997 follow:

           Customer                                           1999                1998              1997
           ------------------------------------------ -------------------- ------------------ -----------------
           1...........................................       25%                   27%                24%
           2...........................................       13                    17                 14
           3...........................................       -                      1                 11

           ------------------------------------------ -------------------- ------------------ -----------------


17.  LITIGATION AND CONTINGENCIES

On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking a resolution of LaBarge's right to develop and manufacture a new laser product and determination of the number of Laser Lancet devices TransMedica International, Inc. is obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies. On June 3, 1999, the Company amended its suit to include payment of TransMedica's delinquent $2.0 million note receivable that was due June 2, 1999.

In May 1999, TransMedica filed a counterclaim against LaBarge seeking dismissal of LaBarge's petition, damages in an indeterminate amount, punitive damages, costs and attorney's fees relating to several counts alleging breach of contract, warranty and fiduciary duty by LaBarge and a declaration that a small laser device developed by a third party is not subject to TransMedica's agreement with LaBarge. TransMedica also filed a separate action against LaBarge in the Circuit Court in Little Rock, Arkansas, containing the same counts and seeking the same relief as in its counterclaim. The Arkansas proceeding has been stayed pending resolution of the St. Louis County proceeding. LaBarge intends to vigorously pursue its petition against TransMedica and to defend against TransMedica's claims and counterclaims.

At this time, it is too early to determine what, if any, recovery or liability LaBarge might have as a result of this suit. The Company has reserved 100% of the value of its TransMedica assets and recorded a loss of $4.6 million in fiscal 1999 as a result.

In August 1999, Jerome S. Stein filed a Petition in the Circuit Court for the City of St. Louis against the

Company and its former chairman, Pierre L. LaBarge, Jr., seeking damages in an indeterminate amount in excess of $25,000, plus interest and court costs. Mr. Stein alleges in his claim against the Company that the Company agreed to pay him 1% of any increase in value of LaBarge's outstanding common stock in exchange for certain promotional services. The Company denies any such arrangement with Mr. Stein, believes the suit to be totally without merit, and intends to defend it vigorously.

The Company does not believe that either case, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands except per share data)

1999                                                            FIRST          SECOND           THIRD          FOURTH
--------------------------------------------------------- --------------- ---------------- --------------- --------------
Net sales                                                  $    24,667       $    23,779    $    21,558     $   19,139
--------------------------------------------------------- --------------- ---------------- --------------- --------------
Cost of sales                                                   19,289            18,983         17,318         15,826
Selling and administrative expense                               3,411             3,594          3,493          3,771
Loss due to revaluation of impaired assets                           -                 -              -          4,573
 Interest expense                                                  309               370            370            402
Equity in loss (income) of joint venture                            28               244            243            706
Minority interest profit (loss)                                    147                (5)            31             (8)
Other (income)expense, net                                        (152)              (59)           (92)           (58)
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Net earnings (loss) before income taxes                          1,635               652            195         (6,073)
Income tax expense (benefit)                                       603               241             72         (1,427)
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Net earnings (loss)                                        $     1,032       $       411    $       123     $   (4,646)

Basic net earnings (loss) per common share                 $       .07       $       .03    $       .01     $     (.31)
Diluted net earnings (loss) per common share               $       .07       $       .03    $       .01     $     (.31)
========================================================= =============== ================ =============== ==============

1998                                                           First           Second           Third          Fourth
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Net sales                                                  $   21,492       $   22,203      $   26,996      $    28,601
--------------------------------------------------------- --------------- ---------------- --------------- --------------
Cost of sales                                                  16,805           17,002          21,000           21,613
Selling and administrative expense                              2,981            3,418           3,636            4,372
 Interest expense                                                 130              196             298              373
Equity in loss (income) of joint venture                           94                -               -               26
Minority interest profit (loss)                                     -              (60)            (61)              32
Other (income)expense, net                                        (24)               3             119             (211)
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Net earnings before income taxes                           $    1,506       $    1,644      $    2,004      $     2,396
Income tax expense (benefit)                                      556              612             734              884
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Net earnings                                               $      950       $    1,032      $    1,270      $     1,512
--------------------------------------------------------- --------------- ---------------- --------------- --------------

Basic net earnings per common share                        $      .06       $      .07      $      .08      $       .10
Diluted net earnings per common share                      $      .06       $      .07      $      .08      $       .10
========================================================= =============== ================ =============== ==============

During the fiscal 1999 fourth quarter, the estimated life for amortization of the NotiCom technology was changed from 15 to three years.

19.  STOCK OPTION PLANS

The Company has three incentive stock option plans for key management personnel. Under the 1987 Plan, the Company was authorized to grant options for up to 200,000 shares of common stock. The 1993 Plan authorized 300,000 shares to be granted. The 1995 Plan authorized 400,000 shares to be granted. Under all plans, the term of the granted options are 10 years and the vesting period is two years.

Information regarding these option plans for fiscal years 1999, 1998 and 1997:

                                                                                                                   WEIGHTED-
                                                           WEIGHTED-          NUMBER OF         WEIGHTED-           AVERAGE
                                         NUMBER OF          AVERAGE            SHARES            AVERAGE          FAIR VALUE
                                           SHARES        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE    GRANTED OPTION
-------------------------------------- -------------- ------------------- ----------------- ----------------- ------------------
Outstanding at June 30, 1996                265,000        $  1.82             187,000           $  1.13
Granted                                      91,775           6.65                   -                 -           $  3.08
Exercised                                   (60,000)          1.29                   -                 -
-------------------------------------- -------------- ------------------- ----------------- ----------------- ------------------
Outstanding at June 29, 1997                296,775        $  3.42             155,000           $  1.26
Granted                                      75,513           5.98                   -                 -           $  2.86
-------------------------------------- -------------- ------------------- ----------------- ----------------- ------------------
Outstanding at June 28, 1998                372,288           3.94             205,000           $  1.97
GRANTED                                     123,000           3.49                   -                 -           $   .38
EXERCISED                                   (65,000)          1.24                   -                 -
-------------------------------------- -------------- ------------------- ----------------- ----------------- ------------------
OUTSTANDING AT JUNE 27, 1999                430,288        $  4.22             231,775           $  4.03
-------------------------------------- -------------- ------------------- ----------------- ----------------- ------------------

The following table summarizes information about stock options outstanding:

                                OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                                WEIGHTED-
                             NUMBER              REMAINING            AVERAGE              NUMBER              AVERAGE
       RANGE OF            OUTSTANDING          CONTRACTUAL           EXERCISE           EXERCISABLE           EXERCISE
    EXERCISE PRICES     AT JUNE 27, 1999       LIFE (YEARS)            PRICE          AT JUNE 27, 1999          PRICE
---------------------- ------------------- -------------------- ------------------- -------------------- -------------------
    $  .66 - 1.44             90,000               2.25               $ 1.28               90,000              $  1.28
      3.43 - 4.38            173,000               6.89                 4.32               50,000                 4.18
      5.86 - 7.24            167,288               6.90                 6.35               91,775                 6.65
---------------------- ------------------- -------------------- ------------------- -------------------- -------------------

    $  .66 - 7.24            430,288                                                      231,775
====================== =================== ==================== =================== ==================== ===================

All stock options are granted at fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's pro forma net (loss) income and diluted (loss) earnings per share for fiscal 1999 would have been $(3.2 million) and $(.21) per share, respectively, and $4.6 million and $.29 per share, respectively in fiscal 1998.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; expected dividend yield of 0%; expected life of three years; and, expected volatility of 41%.

20.  SUBSEQUENT EVENT

In July and August 1999, NotiCom L.L.C., the Company's joint venture with Global Research Systems, Inc., needed additional cash infusions of approximately $400,000 to continue its development and marketing efforts. LaBarge has made these contributions, which has increased LaBarge's equity interest in NotiCom.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; lack of acceptance by the market for the BusCall(TM) product; lack of acceptance by the market for the products of LaBarge's Network Technologies Group; the outcome of certain legal actions between LaBarge and TransMedica International, Inc. regarding a note receivable and LaBarge's investment in TransMedica; the outcome of other litigation the Company is party to; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing; and unexpected Year 2000 issues.

OVERVIEW
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 1999, the Company derived approximately 88% of its total revenues from this group.

     The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace and geophysical markets. The group's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

- LABARGE CLAYCO WIRELESS L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. It was started in fiscal 1996 as a 50%/50% joint venture with Clayco Construction Company in St. Louis, Missouri. The operating results of LaBarge Clayco Wireless were accounted for on the equity method through fiscal 1997. In the second quarter of fiscal 1998, LaBarge increased its ownership interest in LaBarge Clayco Wireless to 51% and began consolidating the total operations of this joint venture. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. LaBarge Clayco Wireless became a reportable segment in fiscal 1999, due to the changes in ownership and its growth in revenues. In fiscal 1999, the Company derived approximately 12% of its total revenues from this group.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is focusing its marketing efforts initially toward the railroad industry to monitor railroad crossing equipment and its performance, and toward the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 1999, limited revenue was derived from this group.

- NOTICOM L.L.C. JOINT VENTURE In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM) which provides households with advance notice of the impending arrival of school buses. In fiscal 1999, the NotiCom investment was accounted for using the equity method. Throughout fiscal 1999, NotiCom was a development-stage company.

     During fiscal 1999, the BusCall system was used by two phone companies to provide notification services to families in their service area. In fiscal 2000, one of these providers is expanding the service to additional subscribers. NotiCom expects to install another major system in fiscal 2000 which it is hoped will provide the basis for a larger scale deployment beginning in fiscal 2001.

SIGNIFICANT EVENTS
Recent significant events include:
- On June 2, 1999, TransMedica International, Inc. ("TransMedica") defaulted on the payment of a $2.0 million note receivable due the Company. As a result, the Company reevaluated the value of its assets related to TransMedica and decided to reserve the full amount ($4.6 million). The Company is continuing its effort to recover the amounts it believes are owed it by TransMedica.

     The history of this investment in TransMedica is as follows: In fiscal 1993, LaBarge, Inc. entered into an agreement with TransMedica (formerly known as Venisect, Inc.) to design, develop and manufacture a patented medical laser device, the Laser Lancet(R).

     Since August 1995, the Company has acquired approximately 9.5% of TransMedica's common stock for $2.3 million. The Company made an initial $250,000 cash investment in fiscal 1996, and converted approximately $1.2 million of accounts receivable and provided an additional $800,000 in operating capital in fiscal 1997. In June 1998, TransMedica issued the Company an interest-bearing promissory note in the amount of $2.0 million and warrants to purchase an additional 4% of TransMedica stock for $25 per share in exchange for $900,000 of accounts receivable and additional credit of $1.1 million for new production of Laser Lancet devices. The note is secured by substantially all of TransMedica's assets.

     On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser products and determination of the number of Laser Lancet devices TransMedica was obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies.

     On June 3, 1999, the Company amended its suit to include payment of the $2.0 million note receivable plus interest due thereon. As of August 20, 1999, the amount remains unpaid.

- In March 1999, the Company acquired the remaining 90% of the stock of privately held Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. Prior to the acquisition, LaBarge held a 10% equity stake in OCS, which it acquired in October 1997 for $500,000. The March 1999 purchase price was paid by issuing Subordinated Convertible Notes (the "Notes") due in June

     2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount by which 35% of the net income of OCS (as defined in the agreements) exceeds the 7.5% interest paid on the Notes for the fiscal year.

     On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of the Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. in accord with a call agreement whereby the Company, at its discretion, may exchange the shares for the Notes at $4.25 per share or $1.3 million after the first anniversary of the acquisition (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities. The Company recorded goodwill of $6.8 million in this transaction. This goodwill is being amortized over seven years.

     The Company used the purchase method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

- In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall. BusCall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, to notify parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies and other potential service providers, which can offer BusCall as a value-added service. LaBarge's Manufacturing Services Group is the exclusive manufacturer of all products sold by NotiCom.

     LaBarge and Global each initially had a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge invested $1.8 million cash in NotiCom along with $500,000 of development services. In addition, LaBarge paid Global $1.7 million for a 50% interest in intellectual properties and has licensed the technology to NotiCom.

     The Company is obligated to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before taxes ("EBT") through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. It appears unlikely at this time that such targets will be met; therefore, the Company has not recorded the contingent purchase price.

     Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings. Given the risks inherent in a start-up operation, the Company elected, during the fourth quarter of fiscal 1999, to amortize its investment over three years. For the fourth quarter, the amortization of this investment was approximately $310,000 and, for the next two years, non-cash amortization is expected to be $1.75 million per year. In fiscal 1999, this investment was accounted for using the equity method.

     In July and August 1999, NotiCom needed additional cash infusions totaling approximately $400,000 to continue its development and marketing efforts. LaBarge has made such contributions.

- In fiscal 1996, LaBarge Clayco Wireless, L.L.C. ("LaBarge Clayco Wireless") a 50%/50% joint venture with Clayco Construction Company of St. Louis, Missouri, was formed. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. Beginning with the second quarter of fiscal 1998, LaBarge began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share to arrive at earnings before income taxes. The investment was previously recorded using the equity method.


RESULTS OF OPERATIONS -  FISCAL 1999 - 1998 - 1997
SALES
(dollars in thousands)

                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                              1999 versus 1998              1999                     1998                     1997
------------------------- ----------------------- ------------------------ ------------------------ ------------------------
Net sales                          -10.2 %                $89,143                  $99,292                  $96,666
========================= ======================= ======================== ======================== ========================

During fiscal 1999, sales were $89.1 million compared with $99.3 million in fiscal 1998 and $96.7 million in fiscal 1997.

MANUFACTURING SERVICES GROUP. The 10.2% decline in fiscal 1999 revenues is due to lower sales in the manufacturing services segment of the business which accounted for 88% of total sales in fiscal 1999 and is the direct result of lower sales to customers in the defense and geophysical markets.

Sales to defense customers were down $8.5 million to $42.1 million, principally due to lower shipments on the AEGIS program in fiscal 1999 versus fiscal 1998. This program is winding down and future orders for this program will be limited to foreign military sales and repair or replacement equipment. The Company was not successful replacing this business in fiscal 1999.

Sales to geophysical customers were down $10.1 million to $15.3 million in fiscal 1999 compared with fiscal 1998. The slump in the oil and gas industry, which has affected the entire market for equipment for the exploration and production of oil, is the cause. In spite of this, we have been gaining new customers and expanding our relationships with existing customers. We are encouraged by the increase in oil and gas prices and are confident that when the industry rebounds, LaBarge will benefit significantly from our new and expanded relationships. However, we cannot predict when that will occur.

LABARGE CLAYCO WIRELESS. Sales by LaBarge Clayco Wireless were $10.6 million and represented 12% of total Company sales in fiscal 1999. This is an increase of $6.9 million over 1998 and is due to two factors: (1) increased success from our marketing efforts supported by excellent performance on prior projects; and (2) in fiscal 1998 we did not begin consolidating LaBarge Clayco Wireless' sales until the second quarter when we acquired controlling interest in LaBarge Clayco Wireless.

NETWORK TECHNOLOGIES GROUP. Sales by the third business segment of the Company, the Network Technologies Group, were insignificant in fiscal 1999. The Network Technologies Group is comprised of the former OCS, which was acquired on March 2, 1999.

Sales to our top 10 customers represented 68% of total revenue in fiscal 1999 versus 67% in fiscal

1998 and 75.9% in fiscal 1997. Sales to our top two customers and the percent of total sales they represent were: Lockheed Martin, 25% in fiscal 1999, 27% in fiscal 1998 and 24% in fiscal 1997; and Schlumberger, 13% in fiscal 1999, 17% in fiscal 1998 and 14% in fiscal 1997. No other customer in the last two years has represented more than 7% of total sales.


GROSS PROFIT
(dollars in thousands)

                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                               1999 vs. 1998                1999                     1998                     1997
------------------------- ----------------------- ------------------------ ------------------------ ------------------------
Gross profit                    -22.5%                     $17,727                  $22,872                  $19,224
Gross margin                    - 3.1 pts.                    19.9%                    23.0%                    19.9%
========================= ======================= ======================== ======================== ========================

A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross margin was 20.3% in fiscal 1999 compared with 23.2% in fiscal 1998 and 19.9% in 1997. In fiscal 1999, excess capacity as a result of lower sales led to higher fixed costs per sales dollar at several of our manufacturing facilities, negatively impacting gross margins.

LABARGE CLAYCO WIRELESS. This group's gross margin was 17.4% in fiscal 1999 versus 18.8% in fiscal 1998. The gross margin change was due to the mix of business in 1999 compared with 1998. There is no comparable value for fiscal 1997 since we did not consolidate LaBarge Clayco Wireless' operations until the second quarter of fiscal 1998.

NETWORK TECHNOLOGIES GROUP. This group negatively affected the gross profit for the fiscal year by $105,000. Sales were only $59,000 for the four months of fiscal 1999 we owned OCS and cost of sales was $164,000.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                                                             YEAR ENDED
                                                                         ---------------------------------------------------
                                                         Change
                                                      1999 vs. 1998            1999              1998             1997
------------------------------------------------ ----------------------- ----------------- ---------------- ----------------
Selling and administrative expenses                     -1.0%                $  14,269       $   14,407       $   11,380
Percent of sales                                        +1.5 pts.                 16.0%            14.5%            11.8%
================================================ ======================= ================= ================ ================

Selling and administrative expenses were down slightly in fiscal 1999 versus fiscal 1998, but up significantly from 1997 due to the consolidation of LaBarge Clayco Wireless in fiscal 1999 and fiscal 1998 and the Network Technologies Group in fiscal 1999.

MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $11.8 million (14.8% of sales) in fiscal 1999, $13.7 million (14.3% of sales) in fiscal 1998 and $11.4 million in fiscal 1997. The decrease of $1.9 million in fiscal 1999 versus fiscal 1998 is directly attributable to reductions in expenses due to lower volume.

LABARGE CLAYCO WIRELESS. Selling and administrative expenses for this group were $1.3 million (12.2% of sales) in fiscal 1999 versus $828,000 (22.6% of sales) in fiscal 1998. The dollar increase year-to-year was primarily attributable to the fact that fiscal 1999 included 12 months of expense while fiscal 1998 only included the nine months from the time we began consolidating the results of this operation. Since most of these costs represent salaries and fringes for management, building rental, insurance and other fixed costs, the higher volume in fiscal 1999 caused the percent of sales to decrease.

NETWORK TECHNOLOGIES GROUP. This group accounted for $516,000 of operating expenses in fiscal 1999. This included $338,000 in amortization of goodwill since the date of acquisition.


INTEREST EXPENSE
(dollars in thousands)

                                                                         YEAR ENDED
                                 -------------------------------------------------------------------------------------------
                                              1999                          1998                           1997
-------------------------------- ------------------------------ ----------------------------- ------------------------------
Interest expense                             $1,451                         $997                           $942
================================ ============================== ============================= ==============================

Interest expense increased in fiscal 1999 due to higher borrowings attributable to: $1.3 million in additional borrowing for the expansion of one manufacturing plant; $4.4 million of new Subordinated Convertible Notes related to the purchase of OCS on March 2, 1999; and approximately $1.0 million in higher senior borrowings during the year. For further discussion of our capital structure, see "Financial Condition and Liquidity" below.

Additionally, LaBarge repurchased approximately 857,000 shares of its common stock during fiscal 1999, at a total price of $2.4 million.


LOSS DUE TO REVALUATION OF IMPAIRED ASSETS
(dollars in thousands)

                                                                                    YEAR ENDED
                                                       ---------------------------------------------------------------------
                                                               1999                   1998                    1997
------------------------------------------------------ --------------------- ----------------------- -----------------------
Loss due to revaluation of impaired assets                    $4,573                   $ -                     $ -
====================================================== ===================== ======================= =======================

In fiscal 1999, the Company reserved the total amount of its assets in TransMedica International, Inc.


LOSS FROM NOTICOM
(dollars in thousands)

                                                                                   YEAR ENDED
                                                     -----------------------------------------------------------------------
                                                             1999                    1998                      1997
---------------------------------------------------- -------------------- -------------------------- -----------------------
Loss from NotiCom                                           $1,221                    $ -                      $ -
==================================================== ==================== ========================== =======================


The loss in fiscal 1999 represents LaBarge's 50% interest in NotiCom L.L.C. Included in the loss is $237,000 of amortization of the technology acquired in the acquisition. In the fourth quarter, after reevaluating the amortization schedule for the NotiCom technology, the Company elected to amortize the technology over a three-year period rather than a longer period.

PRETAX (LOSS) EARNINGS
(dollars in thousands)

                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------

                                                     1999                      1998                        1997
------------------------------------------- ---------------------- ---------------------------- ---------------------------
Pretax (loss) earnings                             $(3,591)                   $7,550                      $7,001
=========================================== ====================== ============================ ===========================

The change in earnings in fiscal year 1999 as compared to 1998 is attributable to: (1) the $4.6 million reserve for loss on TransMedica; (2) $1.9 million in losses (including non-cash amortization of $724,000) in new business activities started in fiscal 1999; $454,000 in higher interest costs due to increased borrowings in fiscal 1999; (4) $4.3 million in lower profits from our Manufacturing Services Group caused by lower sales volume from defense and geophysical customers; and, (5) $810,000 increase in earnings from LaBarge Clayco Wireless.


TAX (BENEFIT) EXPENSE
(dollars in thousands)

                                                                         YEAR ENDED
                                 -------------------------------------------------------------------------------------------
                                              1999                          1998                           1997
-------------------------------- ------------------------------ ----------------------------- ------------------------------
Tax expense (benefit)                        $(511)                        $2,786                         $(734)
================================ ============================== ============================= ==============================


NET (LOSS) EARNINGS AND (LOSS) EARNINGS PER SHARE (dollars in thousands except per share data)

                                                                                 YEAR ENDED
                                                 --------------------------------------------------------------------------
                                                         1999                    1998                       1997
------------------------------------------------ -------------------- -------------------------- --------------------------
Net (loss) earnings                                   $  (3,080)               $   4,764                  $  7,735
Basic net (loss) earnings per share                   $    (.20)               $     .31                  $    .50
Diluted net (loss) earnings per share                 $    (.20)               $     .30                  $    .49
================================================ ==================== ========================== ==========================


FINANCIAL CONDITION AND LIQUIDITY

The following shows LaBarge's equity and debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------
                                                             1999                                    1998
------------------------------------------- -------------------------------------- ----------------------------------------
Stockholders' equity                                     $   24,080                               $  29,642
Debt                                                     $   22,991                               $  16,285
=========================================== ====================================== ========================================

The Company has generated $10.0 million, $161,000 and $8.2 million in cash from operations for the fiscal years 1999, 1998 and 1997, respectively. In fiscal 1999, the reserve for the loss on TransMedica, the higher amortization expense related to the OCS goodwill and certain acquired technology associated with our investment in NotiCom were non-cash items included in the loss for the year. These, in addition to $6.5 million of reduced accounts receivable and inventories, account for the $10.0 million in cash generated for the year. Comparatively, in fiscal 1998, limited cash was generated in spite of excellent profits due to increases in accounts receivable and inventories. In fiscal 1997, profits were the main contributor to the positive cash flow.

The cash generated in the last three years, along with additional borrowings, has been used to purchase a total of $13.4 million in new property, plant and equipment including the fiscal 1998 purchase of the St. Louis headquarters facility for $6.2 million and the fiscal 1999 expansion of one of our manufacturing facilities totaling $1.3 million.

Cash from operations has also been used to acquire a controlling interest in LaBarge Clayco Wireless for $300,000, our 50% interest in NotiCom for $4.0 million and OCS for $6.8 million. In addition, we have repurchased approximately
1.0 million shares of our common stock at a cost of approximately $3.1 million under our stock repurchase plan.

Currently, our debt-to-equity ratio is .95 to 1 versus .55 to 1 at the end of fiscal 1998.

As of June 25, 1999, we have amended our senior lending agreement (see Note 9 in "Notes to Consolidated Financial Statements") with Bank of America to reflect the changes in the make up of our Company going forward. This included revising covenants and performance measures to reflect the reserve for loss of the TransMedica assets and the additions of OCS and NotiCom as new businesses of the Company.

RISK FACTORS
The NotiCom joint venture, as a start-up company, has a higher risk factor than our manufacturing services business. Further, development and testing of the BusCall product has required additional cash investment of approximately $400,000 thus far in fiscal 2000, and it is expected that additional cash will be needed to fully bring the product to market. Given the risks inherent in a start-up operation, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings.

The Network Technologies Group, although beyond the start-up stage, has used cash during its first four months of operation and has had limited sales. It is too early to predict to what extent this group will contribute to the Company's revenues, earnings and cash flow.

Overall, we believe our availability of funds going forward from cash generated from operations and available credit with the bank should be sufficient to support the planned operations of the four segments of our business for the next two years.

YEAR 2000
We rely on computer technology for much of our operations. We have been analyzing all of our information and data systems for possible Year 2000 ("Y2K") problems.

We have completed testing of our basic manufacturing system, which covers our accounting, billing, accounts payable and manufacturing operations, and have concluded that this system, which uses a four-digit date field, is Y2K compliant. We do not anticipate any significant Y2K problems with our basic system.

In addition to our internal systems, we are dependent on the systems of third-party vendors for certain of our operations. For instance, our payroll is dependent upon a system operated by a third-party vendor. We have received certification from this vendor that the system is Y2K compliant. We are communicating with our other outside trading partners in order to assess their Y2K readiness. These include, among others, our customers and suppliers. We have received assurances of Y2K compliance from the substantial majority of the major outside trading partners upon whom we rely and, while there can be no assurance that they will be Y2K compliant, we believe that the significant third parties upon whom we are dependent are or expect to be Y2K compliant before the end of calendar 1999. Based upon information already gathered from these parties, we do not presently have reason to believe that there will be Y2K problems with these third parties that would impair our normal operations. We intend to complete our communications with our outside trading partners prior to December 31, 1999.

We believe that the most likely worst-case scenario due to a Y2K failure of our internal and third-party external systems would be the inability to manufacture and ship products in a timely manner. This could have a negative impact on our relationships with our customers and an adverse effect on our financial condition and results of operations.

Currently, we have a contingency plan which involves manual protection of data and an operating plan in the event of a Y2K failure.

Costs incurred to date for Y2K remediation activity have been immaterial and have been included in operating expenses. We do not anticipate any material costs for remaining Y2K compliance efforts, and we have not included any expenditures for Y2K compliance in our budget. However, there can be no assurance that additional expenses will not be significant.

                                                                     Schedule II


                                  LABARGE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                            YEARS ENDED JUNE 27, 1999
                         JUNE 28, 1998 AND JUNE 29, 1997


ALLOWANCE FOR DOUBTFUL ACCOUNTS

This account represents amounts that may become uncollectible in future periods.


                               Balance                Additions                                           Balance
                              Beginning               Charged to                                          End of
         Year                 of Period                 Expense               Deductions                   Period
         ----                 ---------                 -------               ----------                   ------

        1997                   $   187                 $      -                 $   39                   $    148
        1998                       148                       31                     29                        150
        1999                   $   150                 $  2,186                 $  (11)                  $  2,347


INVENTORY RESERVE

This account represents amounts in inventory that may become valueless in future periods, but as of the balance sheet date, are included at cost.


                         Balance           Additions           Acquisition             Deductions              Balance
                        Beginning         Charged to           Charged to             From Reserve              End of
        Year            of Period           Expense             Goodwill              For Write-offs            Period
        ----            ---------           -------             --------              --------------            ------

       1997              $  197              $ 750               $    -                  $  494                 $  453
       1998                 453                 695                   -                     646                    502
       1999              $  502              $  602              $    5                  $  240                 $  869


DEFERRED TAX ASSET VALUATION ALLOWANCE

This account represents the value of the Company's deferred tax asset as a result of net loss carryforwards from prior periods that might not be realized in future periods.

                             Balance                                 Increase                             Balance
                            Beginning                                 Due to                              End of
         Year               of Period            Increase          Acquisition         Decrease            Period
         ----               ---------            --------          -----------         --------            ------

         1997               $  3,616             $   -             $   -                $  3,616         $      -
         1998                      -                 -                 -                       -                -
         1999               $      -             $ 851             $ 517                $      -         $  1,368

     INDEPENDENT AUDITORS' REPORT
         The Board of Managers
         NotiCom L.L.C.:

         We have audited the accompanying balance sheet of NotiCom L.L.C. (a development stage enterprise) as of June 27, 1999, and the related statements of operations, members' equity, and cash flows for the period from July 22, 1998 (inception) through June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NotiCom L.L.C. (a development stage enterprise) as of June 27, 1999, and the results of its operations and its cash flows for the period from July 22, 1998 (inception) through June 27, 1999, in conformity with generally accepted accounting principles.





         /s/ KPMG LLP
         -------------------------
         July 23, 1999

                                 NOTICOM L.L.C.
                       (A Development Stage Enterprise)


                                  Balance Sheet


                                 June 27, 1999






                                     ASSETS



Current assets:
    Cash and cash equivalent                                                                              $    55,550
    Trade accounts receivable                                                                                  96,637
    Inventories                                                                                                60,486
    Prepaid expenses and other current assets                                                                   9,476
                                                                                                          -----------
            Total current assets                                                                              222,149

Property and equipment, net                                                                                   692,672
Intangible assets, net                                                                                      2,055,647
                                                                                                          -----------
                                                                                                          $ 2,970,468
                                                                                                          ===========

                                    LIABILITIES AND MEMBERS' EQUITY

Current liabilities - trade accounts payable
    and accrued expenses                                                                                  $   310,793

Members' equity                                                                                             2,659,675

                                                                                                          $ 2,970,468
                                                                                                          ===========


See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                             Statement of Operations

             Period July 22, 1998 (inception) through June 27, 1999


Revenue                                                                                                $      169,708

Cost of sales                                                                                                 108,470

            Gross profit                                                                                       61,238

Selling, general, and administrative                                                                        1,184,384

Research and development expense                                                                              620,233

Amortization of intellectual property                                                                         257,353

            Operating loss                                                                                 (2,000,732)

Interest income                                                                                                32,407
                                                                                                          -----------

            Net loss                                                                                   $   (1,968,325)
                                                                                                          ===========

See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                          Statement of Members' Equity

             Period July 22, 1998 (inception) through June 27, 1999




                                                                                       DEFICIT               TOTAL
                                                                                  ACCUMULATED DURING        MEMBERS'
                                                                CAPITAL           DEVELOPMENT STAGE         EQUITY
                                                                -------           -----------------         ------
Balance at July 22, 1998                                    $        --                          --             --

Capital contribution                                          4,628,000                          --      4,628,000

Net loss                                                             --                  (1,968,325)    (1,968,325)
                                                            -----------         -------------------     -----------

Balance at June 27, 1999                                    $ 4,628,000                  (1,968,325)     2,659,675
                                                            ===========         ===================      ==========




See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                             Statement of Cash Flows

             Period July 22, 1998 (inception) through June 27, 1999






    Cash flows from operating activities:
    Net loss                                                                                        $   (1,968,325)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Amortization                                                                                     257,353
          Depreciation                                                                                      58,388
          Changes in assets and liabilities:
            Trade accounts receivable                                                                      (96,637)
            Inventories                                                                                    (60,486)
            Prepaid expenses and other current assets                                                       (9,476)
            Trade accounts payable and accrued expenses                                                    310,793
                                                                                                    --------------

               Net cash used in operating activities                                                    (1,508,390)

Cash flows from investing activities -
    purchases of property and equipment                                                                   (251,060)

Cash flows from financing activities -
    proceeds from capital contributions from members                                                     1,815,000
               Net increase in cash                                                                         55,550

Cash and cash equivalent at beginning of period                                                                 --
                                                                                                    --------------
Cash and cash equivalent at end of period                                                           $       55,550
                                                                                                    ==============

See accompanying notes to financial statements.

 (1)        Organization

        NotiCom L.L.C. (the Company) is a Georgia limited liability corporation which was formed on July 22, 1998. The Company started as a 50/50% joint venture between LaBarge, Inc. (LaBarge) and Global Research Systems (Global). The Company is involved in the research, development, and marketing of wireless communication technology and related products. The Company has certain international ownership, marketing, and distribution rights to certain wireless communication technology which was conceived by Global and developed and refined by Global, LaBarge, and the Company. This technology has several applications; however, NotiCom is currently focusing the majority of their attention on the BusCall(TM) product line. BusCall(TM) is a wireless communication system installed in buses carrying students for education purposes. When the bus approaches, an automated communication is made to the households of bus-riding individuals to alert them of the status of the bus and to decrease the amount of time spent waiting at the bus stop.

        The Company is governed by a four member Board of Managers. The Operating Agreement of NotiCom L.L.C. provides for losses to be allocated in proportion to the members' interest. Earnings of the Company are to be divided as follows: (i) in proportion to the members' interest up to $1 million; (ii) the next $2,628,000 will be allocated 75% to Global and 25% to LaBarge subject to change based on ownership percentage and subject to a $1,314,000 preference payment to Global; and
        (iii) thereafter, the earnings are divided in proportion to the members' interest. The Company also has an agreement with Buscall Properties L.L.C. (Buscall) under which Buscall agrees to license certain intellectual property to the Company in exchange for a royalty fee equal to 2.5% of the Company's revenue. Buscall is a 50/50 joint venture between LaBarge and Global.

        The Company is a Development Stage Enterprise with a limited operating history and limited revenues from product sales to date. Since inception, the Company has devoted its efforts principally to product design and development, developing a business plan and marketing strategy, commencing the recruitment of management and sales personnel, filing patent applications covering certain aspects of the wireless communication technology, and in sales efforts in an attempt to generate revenue.

 (2)        Summary of Significant Accounting Policies

        Accounting Period

            The Company uses a fiscal year ending on the Sunday closest to June 30.

        Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition

            The Company earns revenue primarily from the sale and installation of equipment, licensing fees, and royalties. The Company recognizes revenue from the sale of equipment when the equipment is shipped. The Company recognizes revenue from licensing fees and royalties when the fees are earned based on the licensing agreement.

        Cash and Cash Equivalents

            For purposes of the statement of cash flows, cash includes amounts on deposit with financial institutions, including short-term investments with original maturities of three months or less.

        Inventory

            Inventories are stated at the lower of cost or market using the average cost method.

        Intangibles

            Intangible assets primarily consist of intellectual property which is amortized over three years. The Company periodically evaluates the carrying value of intangible assets for impairment based on the expected undiscounted cash flows over the remaining life of the asset.

        Property and Equipment

            Property and equipment is carried at cost. Depreciation is calculated over the estimated useful lives of the related assets (three to five years).

        Income Taxes

            No provision for income taxes is made because the liability for income taxes is that of the individual members and not that of the Company.

 (3)        Related Party Transactions

        The Company was formed with initial capital contributions consisting of
        (i) $1,814,000 in cash and $500,000 in services from LaBarge and (ii) intellectual property valued at $2,313,000 and $1,000 in cash from Global. The $500,000 in services from LaBarge and the $2,313,000 in intellectual property from Global are considered non-cash transactions and therefore are not reflected in the statement of cash flows.

        The Company has a manufacturing agreement with LaBarge which gives LaBarge exclusive rights to manufacture the products to be sold by the Company within a specified territory. In addition, LaBarge provides research and development services to the Company. The Company purchased $819,691 of products and services from LaBarge during fiscal year 1999. This amount is in addition to the $500,000 of services provided by LaBarge as part of the initial capital contribution.

 (4)    PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                  Equipment                                                 $    44,507
                  Leasehold improvements                                          2,274
                  Computers and equipment                                       109,754
                  Capitalized software costs                                    594,526
                                                                            -----------
                                                                                751,061
                  Less accumulated depreciation                                  58,388
                                                                            -----------
                                                                            $   692,673
                                                                            ===========

        During the period from July 22, 1998 (inception) through June 27, 1999, the Company recorded $39,346 of depreciation relating to computer software costs.

 (5)    INTANGIBLE ASSETS

     Intangible assets consist of the following:

                  Intellectual property                                     $ 2,313,000

                  Less accumulated amortization                                 257,353
                                                                            -----------
                                                                            $ 2,055,647
                                                                            ===========

 (6)    LEASES

     The Company leases office space under a month-to-month lease. Rental expense totaled $43,577 for fiscal year 1999.

 (7)    BUSINESS AND CREDIT CONCENTRATION

     All of the Company's revenue for fiscal year 1999 was from one customer. The balance of trade accounts receivable as of June 27, 1999 is from this customer.



 (8)    SUBSEQUENT EVENT

     On June 25, 1999, LaBarge initiated a cash call pursuant to the Operating Agreement of NotiCom L.L.C. Under the Operating Agreement, members have fifteen days to comply with the cash call. In the event the cash is not remitted by the non-calling member, the other member may contribute all of the cash which results in a change in the ownership interest of the members. Global did not remit the cash pursuant to the cash call.

     LaBarge has made additional cash infusions totaling approximately $400,000 to continue NotiCom's development and marketing efforts.