Form 10-K405/A
period 1999-06-27
LABARGE INC
filed 1999-10-07
CIK 57139

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

- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property, less the current term loan balance and outstanding letters of credit. As of June 27, 1999, the maximum allowable was approximately $2.3 million. The revolver borrowing at fiscal 1999 year-end was $130,000.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and in addition, after June 30, 2000, EBITDA in relation to debt and EBITDA in relation to fixed charges.

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


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 19 filed herewith.

ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 19 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 45 through 53 filed herewith.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 18 filed herewith.

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


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a.  Consolidated Financial Statements.

             See "Index to Consolidated Financial Statements and Schedule" contained on page 18.

     b.  Reports on Form 8-K.

             No reports on Form 8-K were filed by the Company in the fourth quarter of fiscal 1999.

     c.  Exhibits.

     d.  Consolidated Financial Statement Schedule.

             See "Index to Consolidated Financial Statements and Schedule" contained on page 18.

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


 10.1(f) Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.


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

 10.8(a) Third Amendment to Loan Agreement between Bank of America, formerly NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc., LaBarge Wireless, Inc. and LaBarge-OCS, Inc. dated June 25, 1999 and attached hereto as reference. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

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


 10.11 Settlement Agreement dated June 2, 1998, between TransMedica International, Inc. and LaBarge, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

 10.12 Purchase Agreement dated July 22, 1998 between Global Research Systems, Inc. and LaBarge, Inc. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

 10.13 Operating Agreement of NotiCom L.L.C. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

 10.14 Agreement and Plan of Merger dated February 9, 1999, among LaBarge, Inc., LaBarge-OCS, Inc. and Open Cellular Systems, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.


 23(a)*   Independent Auditors' Consents.


 27*      Article 5 Financial Data Schedule.



 *  Document filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.






Dated:  October 4, 1999
        ---------------








                                             LaBarge, Inc.

                                             By   /s/ William J. Maender
                                                -------------------------------
                                                William J. Maender
                                                Vice President - Finance
                                                (Chief Financial and
                                                Accounting Officer)

     Pursuant to the requirements of the Securities Act of 1934, this Amendment to the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                  SIGNATURE                                   TITLE                              DATE
                  ---------                                   -----                              ----
  /s/    *                                         Chairman Emeritus and Director                10-4-99
  ------------------------------------------                                                  --------------
  Pierre L. LaBarge, Jr.

  /s/ Craig E. LaBarge                             President (Chief Executive Officer)           10-4-99
  ------------------------------------------       and Director                               --------------
  Craig E. LaBarge

  /s/ William J. Maender                           Vice President-Finance (Chief                 10-4-99
  ------------------------------------------       Financial Officer), Secretary and
  William J. Maender                               Treasurer                                  --------------


  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  Robert H. Chapman

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  Richard P. Conerly

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  John G. Helmkamp, Jr.

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  J. C. Kuhn, Jr.

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  Lawrence J. LeGrand

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  James P. Shanahan, Jr.

  /s/    *                                         Director                                      10-4-99
  ------------------------------------------                                                  --------------
  Jack E. Thomas, Jr.

 *By: /s/ William J. Maender
      -------------------------------------
          William J. Maender
          Attorney in fact


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


- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, and 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property, less the current term loan balance and outstanding letters of credit. As of June 27, 1999, the maximum allowable was approximately $2.3 million. The revolver borrowing at fiscal 1999 year-end was $130,000.

-    Covenants and performance criteria which involve Earnings Before
     Interest, Taxes, Depreciation and Amortization ("EBITDA") and in addition, after June 30, 2000, EBITDA in relation to debt and EBITDA in relation to fixed charges.

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

As of June 25 1999, we have amended our senior lending agreement (see Note 9 in "Notes to Consolidated Financial Statements") with Bank of America to reflect the changes in the make up of our Company going forward. This included revising the borrowing base, granting a security interest in the assets of the Company and revising covenants and performance measures to reflect the reserve for loss of the TransMedica assets and the additions of OCS and NotiCom as new businesses of the Company.

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