Form 10-Q
period 1999-10-03
LABARGE INC
filed 1999-11-16
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 3, 1999        Commission file number:     1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


          DELAWARE                                     73-0574586
--------------------------------        ----------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)



9900A Clayton Road, St. Louis, Missouri                   63124
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of October 3, 1999. 14,740,760 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                                                                                      THREE MONTHS ENDED
                                                               --------------------------------------------------------------
                                                                          OCTOBER 3,                    September 27,
                                                                             1999                            1998
-----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                 $   16,502                     $   24,667
-----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
Cost of sales                                                                 13,838                         19,289
Selling and administrative expense                                             3,968                          3,411
Interest expense                                                                 468                            309
Loss from NotiCom                                                                520                             28
Minority interest (loss) income                                                  (10)                           147
Other income, net                                                                (71)                          (152)
-----------------------------------------------------------------------------------------------------------------------------
                                                                              18,713                         23,032
-----------------------------------------------------------------------------------------------------------------------------

NET (LOSS) EARNINGS BEFORE INCOME TAXES                                       (2,211)                         1,635
INCOME TAX (BENEFIT) EXPENSE                                                    (813)                           603
-----------------------------------------------------------------------------------------------------------------------------

NET (LOSS) EARNINGS                                                       $   (1,398)                    $    1,032
=============================================================================================================================

BASIC NET (LOSS) EARNINGS PER COMMON SHARE                                $     (.09)                    $      .07
AVERAGE COMMON SHARES OUTSTANDING                                             14,744                         15,455
=============================================================================================================================

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE                              $     (.09)                    $      .07
AVERAGE COMMON SHARES OUTSTANDING                                             14,744                         15,530
=============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                    OCTOBER 3,               June 27,
                                                                                       1999                    1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $      941             $       495
  Accounts and notes receivable, net                                                     9,519                  12,492
  Inventories                                                                           17,146                  16,093
  Prepaid expenses                                                                         695                     727
  Deferred tax assets, net                                                                 664                     664
----------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                           28,965                  30,471
----------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      12,939                  13,188
DEFERRED TAX ASSETS, NET                                                                 2,390                   1,818
INVESTMENT IN NOTICOM                                                                    2,665                   2,780
INTANGIBLE ASSETS, NET                                                                   6,763                   6,941
OTHER ASSETS, NET                                                                        4,619                   4,456
----------------------------------------------------------------------------------------------------------------------------

                                                                                    $   58,341             $    59,654
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                             $    2,750             $       930
  Current maturities of long-term debt                                                   1,801                   1,771
  Trade accounts payable                                                                 5,543                   5,847
  Accrued employee compensation                                                          3,599                   3,873
  Other accrued liabilities                                                              2,654                   2,863
----------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                      16,347                  15,284
----------------------------------------------------------------------------------------------------------------------------

         LONG-TERM DEBT                                                                 14,993                  15,866
         SUBORDINATED DEBT                                                               4,424                   4,424
----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 40,000,000 shares;
  issued 15,733,795 shares at October 3, 1999 and 15,711,395
  at June 27, 1999, including shares in treasury                                           157                     157
Additional paid-in capital                                                              13,661                  13,615
Retained earnings                                                                       12,005                  13,403
   Less cost of common stock in treasury, 993,035 shares at
     October 3, 1999 and 955,853 shares at June 27, 1999                                (3,246)                 (3,095)
----------------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                     22,577                  24,080
----------------------------------------------------------------------------------------------------------------------------

                                                                                    $   58,341             $    59,654
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                             THREE MONTHS ENDED
                                                                               -------------------------------------------
                                                                                    OCTOBER 3,           September 27,
                                                                                       1999                   1998
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                              $   (1,398)             $    1,032
    Adjustments to reconcile net cash (used) provided by operating activities:
       Undistributed loss from NotiCom                                                     520                      28
       Minority interest (loss) income                                                     (10)                    147
       Depreciation and amortization                                                       794                     430
       Deferred taxes                                                                     (573)                    500
       Changes in assets and liabilities, net of acquisitions:
           Accounts and notes receivable, net                                            2,973                   2,149
           Inventories                                                                  (1,053)                    (80)
           Prepaid expenses                                                                 33                     (60)
           Trade accounts payable                                                         (304)                    753
           Accrued liabilities                                                            (473)                   (554)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  509                   4,345
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                             (243)                   (697)
   Additions to other assets                                                              (288)                   (173)
   Investments in other companies                                                         (405)                 (1,801)
   Investment in technology                                                              -                      (1,700)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                     (936)                 (4,371)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                            -                      7,336
   Repayments of long-term debt                                                           (843)                    (20)
   Net purchase of common stock                                                           (104)                   (520)
   Net change in short-term borrowings                                                   1,820                  (4,270)
--------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  873                   2,526
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  446                    2500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           495                     540
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      941              $    3,040
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

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at October 3, 1999 and June 27, 1999, the related consolidated statements of operations for the three months ended October 3, 1999 and September 27, 1998 and the consolidated statements of cash flows for the three months ended October 3, 1999 and September 27, 1998 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Forms 10-K and 10-K/A for the fiscal year ended June 27, 1999.


2.       ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                     OCTOBER 3,                      June 27,
                                                                        1999                           1999
-------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                          $     9,444                  $    11,819
Less allowance for doubtful accounts                                        324                          347
-------------------------------------------------------------------------------------------------------------------
Trade receivables, net                                                    9,120                       11,472

Notes receivables                                                         2,000                        2,000
Less allowance for doubtful notes                                         2,000                        2,000
-------------------------------------------------------------------------------------------------------------------
Notes receivable, net                                                      -                            -

Income tax receivable                                                       349                          863
Other current receivables                                                    50                          157
===================================================================================================================
                                                                    $     9,519                  $    12,492
===================================================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

On June 2, 1999, the Company should have received payment of a $2.0 million note receivable plus interest due thereon from TransMedica International, Inc. ("TransMedica"). TransMedica defaulted on its obligation. Based on a review of all facts available at the time, the Company wrote down to zero the carrying value of its receivable, inventory and investment in TransMedica at June 27, 1999.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                       OCTOBER 3,                   June 27,
                                                                          1999                        1999
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                         $     9,937                $      9,472
Work in progress                                                            8,428                       7,755
-------------------------------------------------------------------------------------------------------------------
                                                                           18,365                      17,227
Less progress payments                                                      1,219                       1,134
-------------------------------------------------------------------------------------------------------------------
                                                                      $    17,146                $     16,093
===================================================================================================================

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


4.       INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                        OCTOBER 3,                  June 27,
                                                                           1999                       1999
-------------------------------------------------------------------------------------------------------------------
Software                                                                $    1,252               $     1,124
Patents                                                                         79                        73
Goodwill                                                                     7,199                     7,214
-------------------------------------------------------------------------------------------------------------------
                                                                             8,530                     8,411
Less amortization                                                            1,767                     1,470
-------------------------------------------------------------------------------------------------------------------
                                                                        $    6,763               $     6,941
===================================================================================================================

Amortization expense was $303,000 for the quarter ended October 3, 1999 and $28,000 for quarter ended September 27, 1998, respectively.

5.       INVESTMENT IN NOTICOM

Investment in NotiCom is summarized as follows:
(dollars in thousands)

                                                                     OCTOBER 3,                     June 27,
                                                                        1999                          1999
--------------------------------------------------------------------------------------------------------------------
Investment in technology                                             $   1,686                     $   1,686
Less amortization                                                          428                           237
--------------------------------------------------------------------------------------------------------------------
Investment in technology, net                                            1,258                         1,449

Investment in joint venture                                              1,407                         1,331
--------------------------------------------------------------------------------------------------------------------
                                                                     $   2,665                     $   2,780
====================================================================================================================

The investments in joint venture and technology pertain to NotiCom and its related advance notification technology. At quarter end October 3, 1999, NotiCom's total assets were $4.0 million, total liabilities were $1.6 million. NotiCom's operations incurred a loss for the three months ended October 3, 1999 of $658,000, including $257,000 of amortization. The Loss from NotiCom included in the Company's results from operations are 50% of the losses from the joint venture plus $191,000 of amortization of the technology.

6.       OTHER ASSETS

Other assets consist of the following:
(dollars in thousands)

                                                                       OCTOBER 3,                   June 27,
                                                                          1999                        1999
-------------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                          $     3,036                 $    2,903
Deposits, licenses, and other                                               1,594                      1,560
Investments in businesses                                                   2,250                      2,250
-------------------------------------------------------------------------------------------------------------------
                                                                            6,880                      6,713

Less allowance for revaluation of impaired assets                           2,250                      2,250
Less amortization                                                              11                          7
-------------------------------------------------------------------------------------------------------------------
                                                                      $     4,619                 $    4,456
===================================================================================================================

The investments in businesses and allowance for revaluation of impaired assets pertain to the Company's equity interest in TransMedica's stock.

7.       SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                             OCTOBER 3,               June 27,
                                                                                1999                    1999
-------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreements:
     Balance at period end                                                   $    2,750             $      930
     Interest rate at period end                                                   7.43%                  7.79%
     Average amount of short-term borrowings outstanding during period       $    2,117             $    1,681
     Average interest rate for period                                              7.60%                  6.69%
     Maximum short-term borrowings at any month end                          $    2,326             $    6,390
===================================================================================================================
Long-term debt:
  Senior lender:
     Term loan                                                                    9,428                 10,214
     Mortgage loan                                                                6,060                  6,082
  Subordinated debt                                                               4,424                  4,424
  Other                                                                           1,306                  1,341
-------------------------------------------------------------------------------------------------------------------
                                                                                 21,218                 22,061
Less current maturities                                                           1,801                  1,771
-------------------------------------------------------------------------------------------------------------------
         Subordinated debt                                                        4,424                  4,424
         Long-term debt, less current maturities                             $   14,993             $   15,866
===================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payment for interest for the three months ended October 3, 1999 was $548,000, compared with $351,000 for the three months ended September 27, 1998.

SENIOR LENDER

In fiscal 1999, the Company amended its senior loan agreement with Bank of America. The original agreement included a term loan and revolving credit facility totaling $20.0 million.

The current amendment reestablished the bank's secured position, reinstated a borrowing base limitation on the revolver and established new covenants and performance measures to reflect the effect of LaBarge's new investments (NotiCom and OCS), as well as the reserve for loss on the TransMedica assets in fiscal 1999.

The following is a summary of the current senior loan agreement:
- A term loan, current balance $9,428,000 requiring repayments of principal quarterly. This loan matures in September 2005.
- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of certain real property and 70% of appraised value of other real property less the current term loan balance and outstanding letters of credit. As of October 3, 1999, the maximum allowable was approximately $2.6 million. The revolver borrowing at October 3, 1999 was $1.8 million.
- Covenants and performance specify minimum performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and in addition, after June 30, 2000, EBITDA in relation to debt and EBITDA in relation to fixed charges.
- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of quarter-end on October 3, 1999, the average rate was approximately 7.1%.

In addition to the senior lending agreement, bank working capital borrowings consist of the following:
     Secondary Line of Credit:
     LaBarge Clayco Wireless has a revolving line of credit with Mercantile Bank N.A. This line is in the amount of $1.0 million and matures November 1999. The interest rate on this note is a 1/4% over the bank's prime rate. At the end of first quarter of fiscal 2000, the outstanding amount was $950,000 at an interest rate of 8.25%. The Company anticipates renegotiating the revolving line of credit prior to expiration on terms generally consistent with those currently in place.


8.       MINORITY INTEREST

On May 7, 1996, the Company, through its wholly owned subsidiary LaBarge Wireless Inc., entered into a 50% joint venture with Clayco Construction Company to form LaBarge Clayco Wireless L.L.C. The Company reported results of operations using the equity method of accounting. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless L.L.C. to 51%. Beginning with the second quarter fiscal 1998, the Company began consolidating 100% of the results of this unit into its financial statement and deducting the minority interest share before arriving at earnings before taxes. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless L.L.C. for $300,000 to increase its ownership to 90%. The minority interest loss for three months ending October 3, 1999 was $10,000 compared with $147,000 income for the three months ending September 27, 1998. The minority holders' interest is included in other liabilities and is $88,000 at October 3, 1999, compared with $98,000 at June 27, 1999.

The Company intends to exercise its agreement to call the minority interest share in its subsidiary, LaBarge-OCS, Inc. (See Management's Discussion and Analysis - Significant Events.)


9.       INCOME TAXES

As of October 3, 1999, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $821,000 available to reduce future regular federal income taxes. Investment tax credits of $59,000 and $4,000 will expire in fiscal years 2000 and 2001, respectively.

10.      CASH FLOWS

Total cash payments for interest for the three months ended October 3, 1999 were $548,000 compared with $351,000 for the three months ended September 27, 1998. Cash refunds for income taxes for the three months ended October 3, 1999 were $754,000, compared with a payment of $137,000 for the three months ended September 27, 1998.


11.      EARNINGS PER COMMON SHARE

Basic and diluted (loss) earnings per share are computed as follows:

                                                                                     THREE MONTHS ENDED
                                                                       --------------------------------------------
                                                                             OCTOBER 3,             September 27,
                                                                                1999                    1998
-------------------------------------------------------------------------------------------------------------------
NUMERATOR:
  Net (loss) earnings                                                         $  (1,398)             $   1,032
-------------------------------------------------------------------------------------------------------------------
DENOMINATOR:
  Denominator for basic net (loss) earnings per share
         -- weighted-average shares                                              14,744                 15,455
  Effect of dilutive securities-employee stock options                           -                          75
-------------------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
   Denominator for diluted net (loss) earnings per share
         -- adjusted weighted-average shares and assumed conversions             14,744                 15,530
-------------------------------------------------------------------------------------------------------------------

BASIC NET (LOSS) EARNINGS PER COMMON SHARE                                   $     (.09)             $     .07
===================================================================================================================

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE                                 $     (.09)             $     .07
===================================================================================================================


The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because they would have an anti-dilutive effect on earnings per share as stated in SFAS No. 128, "Earnings Per Share."

12.      BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                                                 THREE MONTHS ENDED
                                                             ------------------------------------------------------
                                                                     OCTOBER 3,                 September 27,
                                                                        1999                        1998
-------------------------------------------------------------------------------------------------------------------
Manufacturing Services Group                                          $   14,049                 $   21,081
LaBarge Clayco Wireless                                                    2,371                      3,586
Network Technologies Group                                                    82                     -
-------------------------------------------------------------------------------------------------------------------

                                                                      $   16,502                 $   24,667
===================================================================================================================


NET (LOSS) EARNINGS BEFORE INCOME TAXES:

                                                                                 THREE MONTHS ENDED
                                                              -----------------------------------------------------
                                                                      OCTOBER 3,                September 27,
                                                                         1999                        1998
-------------------------------------------------------------------------------------------------------------------
Manufacturing Services Group                                         $    (842)                  $   1,332
LaBarge Clayco Wireless                                                    (80)                        317
Network Technologies Group                                                (486)                       -
Loss from NotiCom                                                         (520)                        (28)
Corporate and other items                                                  185                         323
Interest expense                                                          (468)                       (309)
-------------------------------------------------------------------------------------------------------------------

                                                                     $  (2,211)                  $   1,635
===================================================================================================================


                                                 DEPRECIATION &                          INVESTMENTS & CAPITAL
                                               AMORTIZATION EXPENSE                          EXPENDITURES
                                         --------------------------------        ----------------------------------

                                                 THREE MONTHS ENDED                        THREE MONTHS ENDED
                                           OCTOBER 3,      September 27,              OCTOBER 3,      September 27,
                                              1999             1998                      1999              1998
                                         --------------------------------        ----------------------------------
Manufacturing Services Group               $     394         $   311                  $   227           $    892
LaBarge Clayco Wireless                           28               8                       10                  5
Network Technologies Group                       269             -                         84               -
Investment in NotiCom                           -                -                        405              3,501
Corporate and other items                        103             111                      210                (27)
------------------------------------------------------------------------         ----------------------------------

                                           $     794         $   430                  $   936           $  4,371
========================================================================         ==================================

                                                                                      TOTAL ASSETS
                                                                ---------------------------------------------------
                                                                         OCTOBER 3,                 June 27,
                                                                            1999                      1999
-------------------------------------------------------------------------------------------------------------------
  Manufacturing Services Group                                           $   29,001               $  30,752
  LaBarge Clayco Wireless                                                     3,942                   3,537
  Network Technologies Group                                                  6,547                   6,691
  Investment in NotiCom                                                       2,665                   2,780
  Corporate and other items                                                  16,186                  15,894
  -----------------------------------------------------------------------------------------------------------------

                                                                         $   58,341               $  59,654
  =================================================================================================================

GEOGRAPHIC INFORMATION
The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales in fiscal year 1999 or first quarter of fiscal year 2000.

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; lack of acceptance by the market for the BusCall(TM) product; lack of acceptance by the market for the products of LaBarge's Network Technologies Group; the outcome of certain legal actions between LaBarge and TransMedica International, Inc. regarding a note receivable and LaBarge's contractual agreements with TransMedica; the outcome of other litigation the Company is party to; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing; and unexpected Year 2000 issues.

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 85% of its total revenues from this group for the three months ended both October 3, 1999 and September 27, 1998.

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

- LABARGE CLAYCO WIRELESS L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. It was established in fiscal 1996 as a 50%/50% joint venture with Clayco Construction Company in St. Louis, Missouri. The operating results of LaBarge Clayco Wireless were accounted for on the equity method through fiscal 1997. In the second quarter of fiscal 1998, LaBarge increased its ownership interest in LaBarge Clayco Wireless to 51% and began consolidating the total operations of this joint venture. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. LaBarge Clayco Wireless became a reportable segment in fiscal 1999, due to the changes in ownership and its growth in revenues. For the three months ended October 3, 1999, the Company derived approximately 14% of its total revenues from this group compared with 15% for the three months ended September 27, 1998.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is focusing its marketing efforts initially toward the railroad industry to monitor railroad crossing equipment and its performance, and toward the oil and gas pipeline industry to monitor cathodic protection devices. In three months ended October 3, 1999, approximately 1% of the Company's revenue was derived from this group.

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

     During fiscal 1999, the BusCall system was used by two phone companies to provide notification services to families in their service areas. NotiCom expects to install another major system in fiscal 2000 which it is hoped will provide the basis for a larger scale deployment beginning in fiscal 2001.

SIGNIFICANT EVENTS

Recent significant events include:

- On June 2, 1999, TransMedica International, Inc., ("TransMedica") defaulted on the payment of a $2.0 million note due the Company. The note is secured by substantially all of TransMedica's assets. As a result, the Company reevaluated the value of its assets related to TransMedica and decided to reserve the full amount ($4.6 million) at June 27, 1999.

     On October 16, 1998, the Company filed a Petition for Specific Performance and Declaratory Judgment in the Circuit Court for St. Louis County, Missouri, seeking resolution of LaBarge's right to develop and manufacture new laser products and determination of the number of Laser Lancet(R) devices TransMedica is presently obligated to purchase from LaBarge under an exclusive manufacturing agreement between the two companies.

     On June 3, 1999, the Company amended its suit to demand payment of the $2.0 million note receivable that was due June 2, 1999, and which remained unpaid as of November 15, 1999. The Company is continuing its effort to recover the amounts it believes are owed it by TransMedica.

- On March 2, 1999, the Company acquired the remaining 90% of Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. The purchase price was paid by issuing Subordinated Convertible Notes due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount by which 35% of the net income of OCS exceeds the 7.5% interest for the fiscal year.

     Initially, on March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. pursuant to a call agreement whereby the Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the merger (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities at the balance sheet date due to the call agreement. The Company recorded goodwill of $6.8 million in this transaction, which is reflected in other assets.

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

     LaBarge and Global each initially had a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge has invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in intellectual property and has licensed the technology to NotiCom. The Company is obligated to pay Global up to an aggregate of $23.3 million of additional purchase price for its 50% interest in the technology if NotiCom meets or exceeds cumulative earnings before income taxes ("EBT") through December 31, 2001. In order to generate the maximum purchase price, NotiCom must generate $211.8 million of EBT between July 1, 1998 and December 31, 2001. It appears unlikely at this time that such targets will be met; therefore, the Company has not recorded the contingent purchase price.

     Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings. Given the risks inherent in a start-up operation, the Company elected, during the fourth quarter of fiscal 1999, to amortize the technology over three years. For the fiscal 2000 first quarter, the amortization of this investment was approximately $257,000. Non-cash amortization in this investment is expected to be $1.1 million for each of the fiscal years 2000 and 2001. The investment is accounted for using the equity method.

     During the first quarter of fiscal 2000, NotiCom needed additional cash infusions totaling approximately $405,000 to continue its development and marketing efforts. LaBarge made these contributions. LaBarge expects NotiCom to continue to incur similar losses for the next two quarters. LaBarge anticipates a cash infusion will be required in the third quarter of fiscal 2000.


RESULTS OF OPERATIONS -- QUARTER ENDED OCTOBER 3, 1999
SALES
(dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                  -------------------------------------------------------
                                  Change                   OCTOBER 3,                  September 27,
                               1999 vs. 1998                  1999                          1998
       --------------------------------------------------------------------------------------------------
       Net sales                  -33.2 %                  $   16,502                    $   24,700
       ==================================================================================================

During the quarter, sales were $16.5 million compared with $24.7 million for the three months ended September 27, 1998.

The MANUFACTURING SERVICES GROUP. Sales for the first quarter of fiscal 2000 were $14.0 million compared to $21.0 million for the first quarter fiscal 1999, a 33.4% decline. The group, which accounted for 85% of total sales, experienced lower sales to customers in the defense and geophysical markets.

Sales to defense customers were down $6.4 million to a total of $5.9 million, 42.0% of first quarter fiscal 2000 sales. The decline was principally due to lower shipments on the AEGIS program in first quarter of fiscal 2000 versus first quarter of fiscal 1999. This program is winding down and future orders for this program will be limited.

Approximately 58.0% of the group's sales were to customers in commercial markets, including geophysical and aerospace. Sales to geophysical customers were $2.9 million in the first quarter of fiscal 2000 compared with sales of $4.0 million reported for the first quarter of fiscal 1999. The down turn in the oil and gas industry, which has affected the entire market for equipment for the exploration and production of oil, is the cause. The Company is encouraged by the increase in oil and gas prices and is confident that when the industry rebounds, LaBarge will benefit significantly from its new and expanded relationships. However, the Company cannot predict when that will occur.

The group's backlog of firm, unshipped orders at October 3, 1999 was up substantially to approximately $54.0 million compared with $42.7 million at June 27, 1999. The backlog at October 3, 1999 consisted of approximately $25.5 million for various defense customers and approximately $28.4 million for commercial electronics customers. This is compared with $26.6 million for defense customers and $16.1 million for commercial customers for the prior year ended June 27, 1999.

LABARGE CLAYCO WIRELESS. Sales by LaBarge Clayco Wireless were $2.4 million and represented 14% of total Company sales for the first quarter of fiscal 2000, a decrease of $1.2 million from the first quarter of fiscal 1999. The decrease is attributable to delays in several customers' build-out schedules during the early part of the first quarter. However, the unit's backlog of new contracts at October 3, 1999 was $4.1 million compared with $1.5 million at the end of the prior year. The Company expects the second fiscal quarter sales to be higher due to the increase in backlog.

The NETWORK TECHNOLOGIES GROUP. Sales by the Network Technologies Group were insignificant for the first quarter fiscal 2000, but are expected to grow as the year progresses.

GROSS PROFIT
(dollars in thousands)

                                                                         THREE MONTHS ENDED
                                                          -----------------------------------------------
                                             Change               OCTOBER 3,              September 27,
                                          1999 vs. 1998              1999                     1998
       --------------------------------------------------------------------------------------------------
       Gross profit                          -50.5%               $   2,664                 $   5,378
       Gross margin                           -5.7 pts.                16.1%                     21.8%
       ==================================================================================================

A breakdown of margins by group shows the following:

The MANUFACTURING SERVICES GROUP. This group's gross margin was 17.3% for the three months ended October 3, 1999, compared with 21.4% for the three months ended September 27, 1998. For the fiscal 2000 first quarter, excess capacity as a result of lower sales led to higher fixed costs per sales dollar at several of our manufacturing facilities, negatively impacting gross margins.

LABARGE CLAYCO WIRELESS. This group's gross margin was 8.5% for the three months ended October 3, 1999, versus 19.1% for the quarter ended September 27, 1998. The gross margin change was due to the mix of business in the first quarter of fiscal 2000 compared with the fiscal 1999 first quarter.

The NETWORK TECHNOLOGIES GROUP. This group's gross margin was 9.2% for the three months ended

October 3, 1999. The group was formed in March 1999, so no comparable data for prior periods exists.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                                                   THREE MONTHS ENDED
                                                                         -----------------------------------
                                                         Change             OCTOBER 3,        September 27,
                                                      1999 vs. 1998            1999                1998
      ------------------------------------------------------------------------------------------------------
      Selling and administrative expenses                16.3%               $  3,968          $   3,411
      Percent of sales                                   10.2%                   24.0%              13.8%
      ======================================================================================================

Selling and administrative expenses increased 16.3% in the first quarter of fiscal 2000, compared with the first quarter of fiscal 1999. The Network Technologies Group was not purchased until March 2, 1999, and was not included in September 27, 1998 totals.

The MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $2.0 million (14.2% of sales) for the three months ended October 3, 1999, compared with $1.8 million (8.4% of sales) for the three months ended September 27, 1998.

LABARGE CLAYCO WIRELESS. Selling and administrative expenses for this group were $282,000 (11.9% of sales) for the three months ended October 3, 1999, compared with $365,000 (10.2% of sales) for the three months ended September 27, 1998. The dollar decrease was primarily attributable to lower sales volume.

The NETWORK TECHNOLOGIES GROUP. This group accounted for $451,000 of selling and administrative expenses for the fiscal 2000 first quarter. This included $257,000 in amortization of goodwill in the first quarter. The group was formed in March 1999, so no comparable data for prior periods exits.


INTEREST EXPENSE
(dollars in thousands)

                                                                      THREE MONTHS ENDED
                                                    -----------------------------------------------------
                                                           OCTOBER 3,                September 27,
                                                              1999                        1998
       --------------------------------------------------------------------------------------------------
       Interest expense                                     $    468                   $    309
       ==================================================================================================

Interest expense increased in the fiscal 2000 first quarter, due to higher borrowings attributable to: $1.3 million in additional borrowing for the expansion of one manufacturing plant; $4.4 million of new Subordinated Convertible Notes related to the purchase of OCS on March 2, 1999; and, approximately $1.8 million in higher senior borrowings during the quarter.

Additionally, LaBarge repurchased approximately 77,000 shares of its common stock during the first quarter of fiscal 2000 at a total price of $104,000.


LOSS FROM NOTICOM
(dollars in thousands)

                                                                          THREE MONTHS ENDED
                                                            ---------------------------------------------
                                                                  OCTOBER 3,             September 27,
                                                                     1999                    1998
       --------------------------------------------------------------------------------------------------
       Loss from NotiCom                                            $    520                $    28
       ==================================================================================================

The loss at October 3, 1999 represents LaBarge's 50% interest in NotiCom L.L.C. Included in NotiCom's loss is $257,000 of amortization of the technology acquired in the acquisition. In the fourth quarter of fiscal 1999, after reevaluating the amortization schedule for the NotiCom technology, the Company decided to amortize the technology over a three-year period rather than a longer period. The loss from NotiCom includes 50% of the losses from operations, including $128,000 of amortization of the joint venture's start up cost and $191,000 of amortization of the technology.


PRETAX (LOSS) EARNINGS
(dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                        -------------------------------------------------
                                                              OCTOBER 3,                   September 27,
                                                                 1999                           1998
        -------------------------------------------------------------------------------------------------
        Pretax (loss) earnings                                 $  (2,211)                   $    1,635
        =================================================================================================

The change in earnings in the first quarter of fiscal 2000 as compared with the first quarter of fiscal 1999 is attributable to: (1) $2.2 million in lower profits from our Manufacturing Services Group as a result of lower sales volume;
(2) $520,000 in losses (including non-cash amortization of $319,000) in NotiCom, started in fiscal 1999; (3) $159,000 in higher interest costs due to increased borrowings; (4) a $401,000 decrease in earnings from LaBarge Clayco Wireless; and, (5) a $489,000 loss from operations of Network Technologies Group.

TAX (BENEFIT) EXPENSE
(dollars in thousands)

                                                                          THREE MONTHS ENDED
                                                            ---------------------------------------------
                                                                  OCTOBER 3,             September 27,
                                                                     1999                    1998
        -------------------------------------------------------------------------------------------------
        Tax expense (benefit)                                      $   (813)               $    603
        =================================================================================================


NET (LOSS) EARNINGS AND (LOSS) EARNINGS PER SHARE
(dollars in thousands except per share data)

                                                                          THREE MONTHS ENDED
                                                            ---------------------------------------------
                                                                  OCTOBER 3,            September 27,
                                                                     1999                    1998
        -------------------------------------------------------------------------------------------------
        Net (loss) earnings                                      $  (1,398)                 $   1,032
        Basic net (loss) earnings per share                      $    (.09)                 $     .07
        Diluted net (loss) earnings per share                    $    (.09)                 $     .07
        =================================================================================================

FINANCIAL CONDITION AND LIQUIDITY

The following shows LaBarge's equity and debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                   OCTOBER 3,               June 27,
                                                                      1999                    1998
        -------------------------------------------------------------------------------------------------
        Stockholders' equity                                        $   22,577              $   24,080
        Debt                                                        $   23,968              $   22,991
        =================================================================================================

Currently, our debt-to-equity ratio is 1.06 to 1 versus .95 to 1 at the end of fiscal 1999.

As of June 25, 1999, we amended our senior lending agreement with Bank of America. This included revising the borrowing base, granting a security interest in the assets of the Company and revising covenants and performance measures to reflect the reserve for loss of the TransMedica assets and the additions of OCS and NotiCom as new businesses of the Company. At October 3, 1999, availability under the Company's revolving line of credit was $2.6 million, with $1.8 million outstanding. (See Note 7.)

RISK FACTORS
The NotiCom joint venture, as a start-up company, has a higher risk factor than our manufacturing services business. Further, development and testing of the BusCall product has required additional cash investment of approximately $405,000 thus far in fiscal 2000, and it is expected that additional cash will be needed to fully bring the product to market. Given the risks inherent in a start-up operation, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings.

The Network Technologies Group, although beyond the start-up stage, has used cash during its first seven months of operation and has had limited sales. It is too early to predict to what extent this group will contribute to the Company's revenues, earnings and cash flow.

Overall, we believe our availability of funds going forward from cash generated from operations and available credit under the Company's senior lending agreement should be sufficient to support the planned operations of our business.


FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at October 3, 1999 were $941,000 compared with $495,000 at June 27, 1999. The cash amount held in escrow for the final payments on the construction of the Berryville facility expansion at October 3, 1999 was $67,000.

Accounts and notes receivable at October 3, 1999, were $9.5 million, compared with $12.5 million at June 27, 1999, a decrease of $3.0 million. Accounts receivables are down due to lower sales and better collections.

Inventories at October 3, 1999 and June 27, 1999 were $17.1 million and $16.1 million, respectively, an increase of $1.0 million.

During the three months ended October 3, 1999, the Company purchased $243,000 in property, plant and equipment.

Also during the three months ended October 3, 1999, the Company purchased 77,000 shares of its common stock for approximately $104,000 under its Stock Repurchase Program.

During the first three months of fiscal 2000, the Company invested $405,000 in NotiCom L.L.C.


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




                                                 LABARGE, INC.
                                           ---------------------------




Date:  November 15, 1999
       -----------------


                                            s/Donald H. Nonnenkamp
                                           ---------------------------
                                           Vice President
                                           and Chief Financial Officer