Form 10-Q
period 2000-01-02
LABARGE INC
filed 2000-02-14
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended January 2, 2000             Commission file number: 1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                    73-0574586
-----------------------------------     ----------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



  9900A Clayton Road, St. Louis, Missouri                      63124
-------------------------------------------     --------------------------------
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of January 2, 2000. 14,795,018 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               ------------------------------          -----------------------------
                                                               JANUARY 2,         December 27,         JANUARY 2,       December 27,
                                                                   2000                1998               2000               1998
                                                               ----------         -----------          ----------       ------------
 NET SALES                                                     $ 21,228             $ 23,779            $  37,730         $  48,445
 COSTS AND EXPENSES:
  Cost of sales                                                  17,315               18,983               31,153            38,272
  Selling and administrative expense                              4,082                3,594                8,050             7,005
  Gain on settlement of Transmedica                              (2,300)                   -               (2,300)                -
  Interest expense                                                  512                  370                  980               679
  Loss from NotiCom                                                 632                  244                1,152               272
  Minority interest income (loss)                                     8                   (5)                  (2)              142
  Other income, net                                                (111)                 (59)                (181)             (212)
                                                               ---------            ---------           ---------         ---------

 EARNINGS (LOSS) BEFORE INCOME TAXES                              1,090                  652               (1,122)            2,287
 INCOME TAX EXPENSE (BENEFIT)                                       364                  241                 (449)              844
                                                                    ---                  ---                 ----               ---

 NET EARNINGS (LOSS)                                           $    726             $    411            $    (673)        $   1,443
                                                               ========             ========            =========         =========

 BASIC NET EARNINGS (LOSS) PER COMMON SHARE                    $    .05             $    .03            $    (.05)        $     .09
 AVERAGE COMMON SHARES OUTSTANDING                               14,782               15,311               14,772            15,383
                                                               ========             ========            =========         =========

 DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                  $    .05             $    .03            $    (.05)        $     .09
 AVERAGE DILUTED COMMON SHARES OUTSTANDING                       14,782               15,372               14,772            15,450
                                                               ========             ========            =========         =========

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                    JANUARY 2,               June 27,
                                                                                       2000                    1999
                                                                                    ----------               --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    1,743             $       495
  Accounts and notes receivable, net                                                    10,555                  12,492
  Inventories                                                                           17,918                  16,093
  Prepaid expenses                                                                         870                     727
  Deferred tax assets, net                                                                 664                     664
                                                                                    ----------             -----------
         TOTAL CURRENT ASSETS                                                           31,750                  30,471
                                                                                    ----------             -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      12,995                  13,188
DEFERRED TAX ASSETS, NET                                                                 2,391                   1,818
INVESTMENT IN NOTICOM                                                                    2,518                   2,780
INTANGIBLE ASSETS, NET                                                                   6,520                   6,941
OTHER ASSETS, NET                                                                        4,698                   4,456
                                                                                    ----------             -----------

                                                                                    $   60,872             $    59,654
                                                                                    ==========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                             $    3,865             $       930
  Current maturities of long-term debt                                                   1,820                   1,771
  Trade accounts payable                                                                 8,981                   5,847
  Accrued employee compensation                                                          3,548                   3,873
  Other accrued liabilities                                                              2,116                   2,863
                                                                                    ----------             -----------

         TOTAL CURRENT LIABILITIES                                                      20,330                  15,284
                                                                                    ----------             -----------

LONG-TERM DEBT                                                                          12,744                  15,866
SUBORDINATED DEBT                                                                        4,424                   4,424
                                                                                    ----------             -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 40,000,000 shares;
  issued 15,773,253 shares at January 2, 2000 and 15,711,395
  at June 27, 1999, including shares in treasury                                           158                     157
Additional paid-in capital                                                              13,722                  13,615
Retained earnings                                                                       12,730                  13,403
   Less cost of common stock in treasury, 978,235 shares at
     January 2, 2000 and 955,853 shares at June 27, 1999                                (3,236)                 (3,095)

         TOTAL STOCKHOLDERS' EQUITY                                                     23,374                  24,080
                                                                                    ----------             -----------
                                                                                    $   60,872             $    59,654
                                                                                    ==========             ===========

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                              SIX MONTHS ENDED
                                                                                    ----------------------------------
                                                                                    JANUARY 2,            December 27,
                                                                                       2000                   1998
                                                                                    ----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                              $    (673)              $ 1,443
    Adjustments to reconcile net cash (used) provided by operating activities:
       Gain on settlement of Transmedica                                                 (100)                -
       Loss on disposal of property                                                    -                         18
       Undistributed loss from NotiCom                                                    783                   272
       Minority interest (loss) income                                                     (2)                  142
       Depreciation and amortization                                                    1,849                   899
       Deferred taxes                                                                    (573)                  700
       Changes in assets and liabilities, net of acquisitions:
           Accounts and notes receivable, net                                           1,937                 4,212
           Inventories                                                                 (1,825)                  508
           Prepaid expenses                                                              (143)                  (87)
           Trade accounts payable                                                       3,134                  (474)
           Accrued liabilities                                                         (1,070)               (2,808)
                                                                                       ------                ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,317                 4,825
                                                                                       ------                ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                            (713)               (1,801)
   Additions to other assets                                                             (295)                 (427)
   Acquisition of majority business interest                                             -                     (313)
   Investments in and advances to NotiCom                                                (890)               (4,001)
                                                                                       ------                ------
NET CASH USED BY INVESTING ACTIVITIES                                                  (1,898)               (6,542)
                                                                                       ------                ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                           -                    7,288
   Repayments of long-term debt                                                        (3,073)                  (20)
   Net sale of common stock                                                               108                    79
   Net purchase of common stock for treasury                                             (141)               (1,235)
   Net change in short-term borrowings                                                  2,935                (3,440)
                                                                                       ------                ------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                         (171)                2,672
                                                                                       ------                ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,248                   955
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          495                   540
                                                                                       ------                ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  1,743               $ 1,495
                                                                                     ========               =======

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at January 2, 2000 and June 27, 1999, the related consolidated statements of operations for the three and six months ended January 2, 2000 and December 27, 1998 and the consolidated statements of cash flows for the six months ended January 2, 2000 and December 27, 1998 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                     JANUARY 2,                      June 27,
                                                                        2000                           1999
                                                                     ----------                      --------
Billed shipments, net of progress payments                          $   10,574                    $   11,819
Less allowance for doubtful accounts                                       162                           347
                                                                    ----------                    ----------
Trade receivables, net                                                  10,412                        11,472

Notes receivables                                                        -                             2,000
Less allowance for doubtful notes                                        -                             2,000
                                                                    ----------                    ----------
Notes receivable, net                                                    -                              -

Income tax receivable                                                    -                               863
Other current receivables                                                  143                           157
                                                                    ----------                    ----------
                                                                    $   10,555                    $   12,492
                                                                    ==========                    ==========

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Transmedica International, Inc. ("Transmedica") issued the promissory note to LaBarge in June 1998. The note, which was secured by substantially all of Transmedica's assets, represented $1.2 million in converted accounts receivable owed to LaBarge by Transmedica and $800,000 in operating capital extended to Transmedica by LaBarge. When Transmedica failed to repay the note, which was due on June 2, 1999, LaBarge took legal action against Transmedica seeking payment. The claim for payment of the note was added to pending litigation filed by LaBarge against Transmedica in October 1998 in St. Louis County. The litigation sought resolution of disputes between the two companies pertaining to a portable medical laser device called the Laser Lancet(R). As a result of Transmedica's default on the note and litigation, the Company decided to reserve the full amount of its investment in Transmedica ($4.6 million) at June 27, 1999.

In December 1999, the Company resolved all pending litigation with Transmedica. LaBarge received $2.3 million of cash and securities of Norwood Abbey, Ltd., an Australian-based provider of medical devices.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                       JANUARY 2,                   June 27,
                                                                          2000                        1999
                                                                       ----------                  ---------
Raw materials                                                          $   11,621                  $   9,472
Work in progress                                                            7,067                      7,755
                                                                       ----------                  ---------
                                                                           18,688                     17,227
Less progress payments                                                        770                      1,134
                                                                       ----------                  ---------
                                                                       $   17,918                  $  16,093
                                                                       ==========                  =========

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


4.       INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                        JANUARY 2,                  June 27,
                                                                           2000                       1999
                                                                        ----------                 ---------
Software                                                                $   1,290                  $   1,124
Patents                                                                        75                         73
Goodwill                                                                    7,202                      7,214
                                                                        ---------                  ---------
                                                                            8,567                      8,411
Less amortization                                                           2,047                      1,470
                                                                        ---------                  ---------
                                                                        $   6,520                  $   6,941
                                                                        =========                  =========

Amortization expense was $270,000 for the quarter ended January 2, 2000 and $28,000 for the quarter ended December 27, 1998.

5.       INVESTMENT IN NOTICOM

Investment in NotiCom is summarized as follows:
(dollars in thousands)

                                                                     JANUARY 2,                      June 27,
                                                                        2000                           1999
                                                                     ----------                      --------
Investment in technology                                             $   1,686                     $   1,686
Less amortization                                                          606                           237
                                                                         -----                         -----
Investment in technology, net                                            1,080                         1,449
Investment in joint venture                                              1,438                         1,331
                                                                         -----                         -----
                                                                     $   2,518                     $   2,780
                                                                     =========                     =========

The investments in joint venture and technology pertain to NotiCom and its related advance notification technology.

During the first quarter of fiscal 2000, NotiCom needed additional cash contribution totaling approximately $405,000 to continue its development and marketing efforts. LaBarge made these contributions. No cash contributions were made in the second quarter. The Company provided equipment valued at $485,000 during the second quarter of fiscal 2000. This amount was added to the Company's investment in NotiCom. LaBarge anticipates NotiCom will require an additional cash contribution in the third quarter of fiscal 2000, as NotiCom continues its development and marketing efforts.

The Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash amortization) of the joint venture.

At January 2, 2000 quarter-end, NotiCom's total assets were $3.7 million and its total liabilities were $1.9 million. NotiCom's operations incurred a loss for the six months ended January 2, 2000 of $1.3 million, including $514,000 of amortization. Included in the Company's results from operations for the six months ended January 2, 2000 is 100% of the cash losses from NotiCom, amounting to $783,000 plus $369,000 of amortization of the technology recorded on LaBarge's balance sheet.


6.       OTHER ASSETS

Other assets consist of the following:
(dollars in thousands)

                                                                       JANUARY 2,                   June 27,
                                                                          2000                        1999
                                                                       ----------                   --------
Cash value of life insurance                                           $   3,098                   $   2,903
Deposits, licenses, and other                                              1,514                       1,560
Investments in businesses                                                    100                       2,250
                                                                           -----                       -----
                                                                           4,712                       6,713
Less allowance for revaluation of impaired assets                              -                       2,250
Less amortization                                                             14                           7
                                                                           -----                       -----
                                                                       $   4,698                   $   4,456
                                                                       =========                   =========

7.       SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                             JANUARY 2,               June 27,
                                                                                2000                    1999
                                                                             ----------               --------
Short-term borrowings:
  Revolving credit agreements:
     Balance at period end                                                    $   3,865              $     930
     Interest rate at period end                                                   8.50%                  7.79%
     Average amount of short-term borrowings outstanding during period        $   1,741              $   1,681
     Average interest rate for period                                              7.62%                  6.69%
     Maximum short-term borrowings at any month end                           $   4,280              $   6,390
                                                                              =========              =========
Long-term debt:
  Senior lender:
     Term loan                                                                    7,228                 10,214
     Mortgage loan                                                                6,038                  6,082
  Subordinated debt                                                               4,424                  4,424
  Other                                                                           1,298                  1,341
                                                                              ---------              ---------
                                                                                 18,988                 22,061
Less current maturities                                                           1,820                  1,771
                                                                              ---------              ---------
Subordinated debt                                                                 4,424                  4,424
Long-term debt, less current maturities                                       $  12,744              $  15,866
                                                                              =========              =========

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER

In fiscal 1999, the Company amended its senior loan agreement with Bank of America. The original agreement included a term loan and revolving credit facility totaling $20.0 million.

That amendment reestablished the bank's secured position, reinstated a borrowing base limitation on the revolver and established new covenants and performance measures to reflect the effect of LaBarge's new investments (NotiCom and OCS), as well as the reserve for loss on the Transmedica assets in fiscal 1999. The senior loan agreement was further amended on September 30, 1999.

The following is a summary of the current senior loan agreement:

o A term loan, with a current balance of $7,228,000, requiring repayments of principal quarterly. This loan matures in September 2005.

o A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of certain real property and 70% of appraised value of other real property less the current term loan balance and outstanding letters of credit. As of January 2, 2000, the maximum allowable was approximately $6.6 million. The revolver borrowing at January 2, 2000 was $2.9 million.

o Covenants and performance specify minimum performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and, after June 30, 2000, EBITDA in relation to debt and EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and six months ended January 2, 2000.

o Interest on the loans is at prime or a stated rate over LIBOR based on certain ratios. For the six months ended January 2, 2000, the average rate was approximately 7.62%.

In addition to the senior lending agreement, bank working capital borrowings consist of the following:

SECONDARY LINE OF CREDIT

LaBarge Clayco Wireless has a line of credit with Mercantile Bank N.A. This line was renegotiated in November 1999 to expire November 2000, and is in the amount of $1.0 million. The interest rate on this note is a 1/4% over the bank's prime rate. At the end of the second quarter of fiscal 2000, the outstanding amount was $950,000 at an interest rate of 8.75%. LaBarge Clayco Wireless modified the loan agreement on January 19, 2000 to increase the line of credit amount to $2.0 million.


8.       MINORITY INTEREST

On May 7, 1996, the Company, through its wholly owned subsidiary LaBarge Wireless Inc., entered into a 50%/50% joint venture with Clayco Construction Company ("Clayco") to form LaBarge Clayco Wireless L.L.C. ("LCW"). The Company reported results of operations using the equity method of accounting. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless to 51%. Beginning with the second quarter of fiscal 1998, the Company began consolidating 100% of the results of this unit into its financial statements and deducting the minority interest share before arriving at earnings before taxes. In the second quarter of fiscal 1999, the Company purchased from Clayco an additional 39% of LCW for $300,000 to increase its ownership to 90%. The minority interest loss for six months ending January 2, 2000 was $2,000 compared with $142,000 in income for the six months ending December 27, 1998. The minority holders' interest is included in other liabilities and was $97,000 at January 2, 2000, compared with $98,000 at June 27, 1999.

9.       INCOME TAXES

As of January 2, 2000, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $821,000 available to reduce future regular federal income taxes. Investment tax credits of $59,000 and $4,000 will expire in fiscal years 2000 and 2001, respectively.


10.      CASH FLOWS

Total cash payments for interest for the three and six months ended January 2, 2000 were $548,000 and $1.1 million, respectively, compared with $292,000 and $643,000, respectively, for the three and six months ended December 27, 1998. Cash refunds for income taxes for the three and six months ended January 2, 2000 were $-0- and $754,000, respectively, compared with a payment of $137,000 and $1.0 million, respectively, for the three and six months ended December 27, 1998.


11.      EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   -----------------------------       -----------------------------
                                                   JANUARY 2,       December 27,       JANUARY 2,       December 27,
                                                      2000              1998              2000              1998
                                                   -----------------------------       -----------------------------
NUMERATOR:
  Net earnings (loss)                              $    726           $   411           $    (673)      $   1,443
                                                   --------           -------           ---------       ---------
DENOMINATOR:
  Denominator for basic net
     earnings (loss) per share --
     Weighted-average shares                         14,782            15,311              14,772          15,383
  Effect of dilutive securities-
     employee stock options                               -                61                   -              67
                                                   --------           -------           ---------       ---------

POTENTIAL COMMON SHARES:
Denominator for diluted net earnings
  (loss) per shares -- adjusted weighted-
  average shares and assumed
  conversions                                        14,782            15,372              14,772          15,450
                                                   --------           -------           ---------       ---------

BASIC NET EARNINGS (LOSS) PER
  COMMON SHARE                                     $    .05           $   .03           $    (.05)      $     .09
                                                   ========           =======           =========       =========

DILUTED NET EARNINGS (LOSS) PER
  COMMON SHARE                                     $    .05           $   .03           $    (.05)      $     .09
                                                   ========           =======           =========       =========

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because they would have an anti-dilutive effect on earnings per share as stated in SFAS No. 128, "Earnings Per Share."

12.      BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           ---------------------------         -----------------------------
                                           JANUARY 2,     December 27,         JANUARY 2,        December 27,
                                              2000            1998                2000               1998
                                           ----------     -----------          ----------        -----------
Manufacturing Services Group                $ 17,414      $  21,570            $  31,463          $ 42,650
LaBarge Clayco Wireless                        3,676          2,209                6,047             5,795
Network Technologies Group                       138              -                  220                 -
                                            --------      ---------            ---------          --------
                                            $ 21,228      $  23,779            $  37,730          $ 48,445
                                            ========      =========            =========          ========


EARNINGS (LOSS) BEFORE INCOME TAXES:

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  ----------------------------     -----------------------------
                                                  JANUARY 2,      December 27,     JANUARY 2,       December 27,
                                                     2000             1998            2000              1998
                                                  ----------      ------------     ----------       ------------
Manufacturing Services Group                       $   546           $ 1,010         $  (296)         $ 2,342
Gain on settlement of Transmedica                    2,300                 -           2,300                -
                                                   -------           -------         -------          -------
Net Manufacturing Services Group                     2,846             1,010           2,004            2,342
LaBarge Clayco Wireless                                105               (32)             25              285
Network Technologies Group                            (594)                -          (1,081)               -
Loss from NotiCom                                     (632)             (244)         (1,152)            (272)
Corporate and other items                             (123)              288              62              611
Interest expense                                      (512)             (370)           (980)            (679)
                                                   -------           -------         -------          -------
                                                   $ 1,090           $   652         $(1,122)         $ 2,287
                                                   =======           =======         =======          =======

 DEPRECIATION & AMORTIZATION EXPENSE:

                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                          -----------------------------               -----------------------------
                                          JANUARY 2,       December 27,               JANUARY 2,       December 27,
                                             2000              1998                      2000              1998
                                          ---------        ------------               ----------       ------------
Manufacturing Services Group               $  321            $  349                   $    716           $   660
LaBarge Clayco Wireless                        17                 8                         45                16
Network Technologies Group                    246                 -                        515                 -
Equity in NotiCom                             178                28                        369                28
Corporate and other items                     101                84                        204               195
                                              ---                --                        ---               ---
                                           $  863            $  469                   $  1,849           $   899
                                           ======            ======                   ========           =======


INVESTMENTS & CAPITAL EXPENDITURES:

                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                          -----------------------------               -----------------------------
                                          JANUARY 2,        December 27,              JANUARY 2,       December 27,
                                             2000               1998                     2000              1998
                                          ---------        ------------               ----------       ------------
Manufacturing Services Group               $   284           $     84                  $   511          $    976
LaBarge Clayco Wireless                         14                326                       24               331
Network Technologies Group                      16                  -                      100                 -
Equity in NotiCom                              485                500                      890             4,001
Corporate and other items                      163              1,261                      373             1,234
                                               ---             -----                       ---             -----
                                           $   962           $  2,171                  $ 1,898          $  6,542
                                           =======           ========                  =======          ========


TOTAL ASSETS:

                                                                                    SIX MONTHS ENDED
                                                                         JANUARY 2,                 June 27,
                                                                            2000                      1999
Manufacturing Services Group                                             $   31,187               $   30,752
LaBarge Clayco Wireless                                                       5,082                    3,537
Network Technologies Group                                                    6,360                    6,691
Investment in NotiCom                                                         2,518                    2,780
Corporate and other items                                                    15,725                   15,894
                                                                             ------                   ------
                                                                         $   60,872               $   59,654
                                                                         ==========               ==========


GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales in fiscal year 1999 or second quarter of fiscal year 2000.

                                  LABARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; lack of acceptance by the market for the BusCall(TM) product; lack of acceptance by the market for the products of LaBarge's Network Technologies Group; the outcome of litigation the Company is party to; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing.

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

o The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 83% of its total revenues from this group for the six months ended January 2, 2000, compared with approximately 88% for the six months ended December 27, 1998.

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

o LABARGE CLAYCO WIRELESS L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. It was established in fiscal 1996 as a 50%/50% joint venture with Clayco Construction Company in St. Louis, Missouri. The operating results of LaBarge Clayco Wireless were accounted for on the equity method through fiscal 1997. In the second quarter of fiscal 1998, LaBarge increased its ownership interest in LaBarge Clayco Wireless to 51% and began consolidating the total operations of this joint venture. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. LaBarge Clayco Wireless became a reportable segment in fiscal 1999, due to the changes in ownership and its growth in revenues. For the six months ended January 2, 2000, the Company derived approximately 16% of its total revenues from this group compared with 12% for the six months ended December 27, 1998.

o The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2,

     1999. This group is focusing its marketing efforts initially toward the railroad industry to monitor railroad crossing equipment and its performance and toward the oil and gas pipeline industry to monitor cathodic protection devices. In six months ended January 2, 2000, approximately 1% of the Company's revenue was derived from this group.

o    NOTICOM L.L.C. JOINT VENTURE
     In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global") formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM) which provides households with advance notice of the impending arrival of school buses. The NotiCom investment is accounted for using the equity method. Beginning in fiscal 2000, the Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash amortization) of the joint venture. Throughout its history, NotiCom has been a development-stage company.

     During the early stages of testing the BusCall system in a major metropolitan market, additional design engineering requirements were identified and are presently be evaluated.

SIGNIFICANT EVENTS
Recent significant events include:

o Transmedica International, Inc. ("Transmedica") issued the promissory note to LaBarge in June 1998. The note, which was secured by substantially all of Transmedica's assets, represented $1.2 million in converted accounts receivable owed to LaBarge by Transmedica and $800,000 in operating capital extended to Transmedica by LaBarge. When Transmedica failed to repay the note, which was due on June 2, 1999, LaBarge took legal action against Transmedica seeking payment. The claim for payment of the note was added to pending litigation filed by LaBarge against Transmedica in October 1998 in St. Louis County. The litigation sought resolution of disputes between the two companies pertaining to a portable medical laser device called the Laser Lancet(R). As a result of Transmedica's default on the note and the litigation, the Company decided to reserve the full amount of its investment in Transmedica ($4.6 million) at June 27, 1999.

     In December 1999, the Company resolved all pending litigation with Transmedica. LaBarge received $2.3 million of cash and securities of Norwood Abbey, Ltd., an Australian-based provider of medical devices.

o On March 2, 1999, the Company acquired the remaining 90% of Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. The purchase price was paid by issuing Subordinated Convertible Notes due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive participation payments from the Company for each fiscal year through 2003 equal to the amount by which 35% of the net income of OCS exceeds the 7.5% interest on the Notes for the fiscal year.

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

     OCS now operates as the Company's Network Technologies Group.

o In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia ("Global"), formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. The first product to be marketed by NotiCom is BusCall(TM). BusCall uses a combination of technologies, including Global Positioning System satellite location data, wireless communications techniques and telephony, to notify parents by phone when their children's school bus is approaching the bus stop. It is being marketed to telephone companies and other potential service providers, which can offer BusCall as a value-added service. LaBarge's Manufacturing Services Group is the exclusive manufacturer of all products sold by NotiCom.

     LaBarge and Global each initially had a 50% interest in NotiCom, except that after an aggregate of $1.0 million has been distributed by NotiCom, Global will be entitled to 75% of subsequent distributions until it has received preferred distributions aggregating $1.3 million. LaBarge initially invested $1.8 million in cash in NotiCom along with $500,000 of development services. In addition, LaBarge has paid Global $1.7 million for a 50% interest in intellectual property and has licensed the technology to NotiCom.

     Because NotiCom is a start-up venture, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings. Given the risks inherent in a start-up operation, the Company elected, during the fourth quarter of fiscal 1999, to amortize the technology over three years. For the fiscal 2000 second quarter, the amortization of this investment was approximately $433,000. Non-cash amortization in this investment is expected to be $1.1 million for each of the fiscal years 2000 and 2001. The investment is accounted for using the equity method. Beginning in fiscal 2000, the Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash expense) of the joint venture. Throughout its history, NotiCom has been a development-stage company.

     During the first quarter of fiscal 2000, NotiCom needed additional cash contributions totaling approximately $405,000 to continue its development and marketing efforts. LaBarge made these contributions. No cash contributions were required during the second quarter of fiscal 2000. Equipment valued at $485,000 was added to the Company's investment in NotiCom during the second quarter of fiscal 2000. The Company anticipates NotiCom will require an additional cash contribution in the third quarter of fiscal 2000, as NotiCom continues its development and marketing efforts.

RESULTS OF OPERATIONS -- QUARTER ENDED JANUARY 2, 2000
SALES
(dollars in thousands)

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           ---------------------------         ------------------------------
                                           JANUARY 2,     December 27,         JANUARY 2,        December 27,
                                              2000            1998                2000               1998
                                           ----------     ------------         -----------       ------------
Manufacturing Services Group                 $ 17,414      $  21,570            $  31,463          $ 42,650
LaBarge Clayco Wireless                         3,676          2,209                6,047             5,795
Network Technologies Group                        138              -                  220                 -
                                                  ---      ---------                  ---          --------
                                             $ 21,228      $  23,779            $  37,730          $ 48,445
                                             ========      =========            =========          ========

The MANUFACTURING SERVICES GROUP. The Manufacturing Services Group's sales for the second quarter of fiscal 2000 were $17.4 million compared with $21.6 million for the fiscal 1999 second quarter, a 19.3% decline. The group, which accounted for approximately 82% of total second quarter sales, experienced lower sales to customers in the defense and geophysical markets.

Sales to defense customers were down $9.4 million to a total of $14.5 million. The decline was principally due to lower shipments on the U.S. Navy's AEGIS shipboard weapon system program for the first six months of fiscal 2000 versus the first six months of fiscal 1999.

For the fiscal 2000 second quarter, approximately 51% of the group's sales were to customers in commercial markets, including geophysical and aerospace. Sales to geophysical customers were $3.1 million in the second quarter of fiscal 2000, compared with sales of $4.0 million reported for the second quarter of fiscal 1999. The downturn in the oil and gas industry, which has affected the entire market for equipment for the exploration and production of oil, is the cause.

The group's backlog of firm, unshipped orders at January 2, 2000 was up substantially to approximately $58.3 million, compared with $42.7 million at June 27, 1999 year-end. The backlog at January 2, 2000 consisted of approximately $26.4 million for various defense customers and approximately $31.9 million for commercial electronics customers. This is compared with $26.6 million for defense customers and $16.1 million for commercial customers at June 27, 1999 year-end.

LABARGE CLAYCO WIRELESS. Sales by LaBarge Clayco Wireless were $3.7 million and represented approximately 17% of total Company sales for the second quarter of fiscal 2000, an increase of $1.5 million from the second quarter of fiscal 1999. The increase is attributable to higher backlog due to delays in several customers' build-out schedules early in the first quarter and new bookings. The unit's backlog of new contracts at January 2, 2000 was $3.3 million compared with $1.5 million at the end of the prior year. The Company expects the unit's third fiscal quarter sales to be consistent with those in the second quarter.

The NETWORK TECHNOLOGIES GROUP. Sales by the Network Technologies Group were $138,000 for the fiscal 2000 second quarter and are expected to grow as the year progresses. The group's backlog at January 2, 2000 was $1.4 million.

GROSS PROFIT
(dollars in thousands)

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              ------------------------------        -----------------------------
                                              JANUARY 2,        December 27,        JANUARY 2,       December 27,
                                                 2000               1998               2000              1998
                                              ----------        ------------        ----------       -------------
   Gross profit                                $ 3,913            $ 4,796           $  6,577           $ 10,173
   Gross margin                                   18.4%              20.2%              17.4%              21.0%
                                               ========           ========          =========          =========

A breakdown of margins by group shows the following:

The MANUFACTURING SERVICES GROUP. This group's gross margin was 19.4% for the quarter (18.5% for the six months) ended January 2, 2000, compared with 20.6% for the quarter (21.0% for the six months) ended December 27, 1998.

LABARGE CLAYCO WIRELESS. This group's gross margin was 15.0% for the quarter (12.5% for the six months) ended January 2, 2000, versus 11.8% for the quarter (16.3% for the six month) ended December 27, 1998. The gross margin change was due to the mix of business in the first six months of fiscal 2000, compared with the first six months of fiscal 1999.

The NETWORK TECHNOLOGIES GROUP. This group's gross margin was 2.2% for the six months ended January 2, 2000. The group was formed in March 1999, so no comparable data for prior periods exists.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 -----------------------------       -----------------------------
                                                 JANUARY 2,       December 27,       JANUARY 2,       December 27,
                                                    2000              1998              2000              1998
                                                 ----------       ------------       ----------       ------------
   Selling and administrative expenses            $ 4,082           $ 3,594           $ 8,050           $ 7,005
   Percent of sales                                  19.2%             15.1%             21.3%             14.5%
                                                  ========          ========          ========          ========

Selling and administrative expenses increased 13.6% in the second quarter of fiscal 2000, compared with the second quarter of fiscal 1999. $1.0 million of the increase is attributable to the Network Technologies Group which was purchased March 2, 1999, and was not included in December 27, 1998 totals.

The MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $1.9 million (10.4% of sales) for the quarter ended January 2, 2000, versus $2.3 million (10.3% of sales) in the previous fiscal year. For the six months ended January 2, 2000, expenses were $4.0 million (12.0% of sales), compared with $4.4 million (10.0% of sales) for the six months ended December 27, 1998.

LABARGE CLAYCO WIRELESS. Selling and administrative expenses for this group were $448,000 (12.2% of sales) for the quarter ended January 2, 2000, versus $293,000 (13.3% of sales) in the previous fiscal year. For the six months ended January 2, 2000, expenses were $730,000 (12.1% of sales), compared with $658,000 (11.4%
of sales) for the six months ended December 27, 1998.

The NETWORK TECHNOLOGIES GROUP. This group accounted for $553,000 of selling and administrative expenses for the quarter ended January 2, 2000, ($1.0 million for the six months). This included $250,000 in the second quarter ($499,000 for the six months) in amortization of goodwill related to the group's acquisition in March 1999.

INTEREST EXPENSE
(dollars in thousands)

                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                    --------------------------------          ---------------------------------
                                    JANUARY 2,          December 27,          JANUARY 2,           December 27,
                                       2000                 1998                 2000                  1998
                                    ----------          ------------          -----------          ------------
   Interest expense                   $ 512                $ 370                $ 980                $ 679
                                      =====                =====                =====                =====

Interest expense increased in the fiscal 2000 second quarter and the six months ended January 2, 2000. This is due to higher borrowings levels and interest rates.

LOSS FROM NOTICOM
(dollars in thousands)

                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                   ---------------------------------          ---------------------------------
                                   JANUARY 2,           December 27,          JANUARY 2,           December 27,
                                      2000                  1998                 2000                  1998
                                   ----------           ------------          -----------          ------------
   Loss from NotiCom                  $ 632                $ 244               $ 1,152               $  272
                                      =====                =====               =======               ======

The loss for NotiCom pertains to the joint venture developing advance notification systems and technology. At quarter end, January 2, 2000, NotiCom's total assets were $3.7 million and total liabilities were $1.9 million. In the fourth quarter of fiscal 1999, after reevaluating the amortization schedule for the NotiCom technology, the Company began to amortize the technology over a three-year period.

The loss from NotiCom, which is included in the Company's results from operations, is 100% of the cash losses from the joint venture, amounting to $783,000 plus $369,000 of amortization of the technology for the six months ended January 2, 2000. The Company is recognizing 100% of the cash loss since its joint venture partner, Global Research Systems, Inc., has not made additional cash contributions to cover the operating requirements of NotiCom. NotiCom's operations incurred a loss for the six months ended January 2, 2000 of $1.3 million, including $514,000 of amortization.

PRETAX EARNINGS (LOSS)
(dollars in thousands)

                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                      --------------------------------         ------------------------------
                                      JANUARY 2,         December 27,          JANUARY 2,        December 27,
                                         2000                1998                 2000               1998
                                      ----------         ------------          ----------        ------------
   Pretax earnings (loss)               $ 1,090             $  652             $ (1,122)           $  2,287
                                        =======             ======             ========            ========

The change in earnings in the second quarter of fiscal 2000, compared with the second quarter of fiscal 1999, is attributable to: a $2.3 million settlement with Transmedica; a $137,000 increase in earnings from LaBarge Clayco Wireless; $632,000 in losses (including non-cash amortization of $178,000) from NotiCom; a $594,000 loss from operations of the Network Technologies Group; and $142,000 in higher interest costs due to higher rates and increased borrowings;.

The following shows LaBarge's equity and debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                   JANUARY 2,               June 27,
                                                                      2000                    1999
                                                                   ----------               --------
    Stockholders' equity                                             $23,374                 $24,080
    Debt                                                             $22,853                 $22,991
                                                                     =======                 =======

Currently, the Company's debt-to-equity ratio is .98 to 1 versus .95 to 1 at the end of fiscal 1999.

As of June 25, 1999, we amended our senior lending agreement with Bank of America. This included revising the borrowing base, granting a security interest in the assets of the Company and revising covenants and performance measures to reflect the reserve for loss of the Transmedica assets and the additions of OCS and NotiCom as new businesses of the Company. At January 2, 2000, availability under the Company's revolving line of credit was $6.6 million, with $2.9 million outstanding.

RISK FACTORS
The NotiCom joint venture, as a start-up company, has a higher risk factor than our manufacturing services business. Further, development and testing of the BusCall product has required additional cash and equipment investment of approximately $890,000 thus far in fiscal 2000, and it is expected that additional cash will be needed to fully bring the product to market. Given the risks inherent in a start-up operation, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings.

The Network Technologies Group, although beyond the start-up stage, has used cash during its first nine months of operation. During the second quarter, the Network Technologies Group received important new orders and is expected to contribute to Company profits in the last two quarters of fiscal 2000.

We believe our availability of funds going forward from cash generated from operations and available credit under the Company's senior lending agreement will be sufficient to support the planned operations of our business.


FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at January 2, 2000 were $1.7 million compared with $495,000 at June 27, 1999.

Accounts and notes receivable at January 2, 2000, were $10.6 million, compared with $12.5 million at June 27, 1999, a decrease of $1.9 million. Accounts receivables were down due to better collections during the second quarter.

Inventories at January 2, 2000 and June 27, 1999 were $17.9 million and $16.1 million, respectively, an increase of $1.8 million, reflecting anticipated higher sales levels in the second half of fiscal 2000.

During the six months ended January 2, 2000, the Company purchased $713,000 in property, plant and equipment.

During the first six months of fiscal 2000, the Company invested $890,000 in NotiCom L.L.C.

YEAR 2000

LaBarge relies on computer technology for much of its operations. The Company has been analyzing all of its information and data systems for possible Year 2000 ("Y2K") problems. To date, the Company has not experienced any material problems.

We believe that the most likely worst-case scenario due to a Y2K failure of our internal and third-party external systems would be the inability to manufacture and ship products in a timely manner. This could have negative impact on our relationships with our customers and an adverse effect on our financial condition and results of operations. To date, no problem with material impact has been encountered.

Costs incurred to date for Y2K remediation activity have been immaterial and have been included in operating expenses. The Company experienced no material disruptions associated with possible Year 2000 ("Y2K") problems.

                                     PART II





    10.8(b) Fourth Amendment to Loan Agreement between Bank of America, formerly NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc., LaBarge Wireless, Inc. and LaBarge-OCS, Inc. dated June 25, 1999 and attached hereto as reference.

    10.7(a) Modification Agreement between LaBarge Clayco Wireless, L.L.C. and Mercantile Bank N.A., formerly known as Mercantile Bank of St. Louis N.A. dated January 19, 2000 and attached hereto as reference.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   LABARGE, INC.





Date:  February 11, 2000



                                                   /s/ Donald H. Nonnenkamp
                                                   -----------------------------
                                                   Donald H. Nonnenkamp
                                                   Vice President
                                                   and Chief Financial Officer