Form 10-Q
period 2000-04-02
LABARGE INC
filed 2000-05-15
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended April 2, 2000              file number:   1-5761
--------------------------------------- ----------------------------------------

                                 LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


               DELAWARE                                  73-0574586
--------------------------------------       -----------------------------------
   (State or other jurisdiction of                    I.R.S. Employer
    incorporation or organization)                  Identification No.)



  9900A Clayton Road, St. Louis, Missouri                  63124
------------------------------------------- ------------------------------------
                 (Address)                               (Zip Code)

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of April 2, 2000. 14,810,291 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              ----------------------------------------------------------------------
                                                                   APRIL 2,          March 28,          APRIL 2,          March 28,
                                                                     2000              1999               2000              1999
------------------------------------------------------------------------------------------------------------------------------------

 NET SALES                                                      $   26,034        $    21,558          $   63,764        $  70,003
------------------------------------------------------------------------------------------------------------------------------------

 COSTS AND EXPENSES:
  Cost of sales                                                     20,007             17,318              51,160           55,591
  Selling and administrative expense                                 4,337              3,493              12,387           10,497
  Gain on settlement of Transmedica                                     -                  -               (2,300)           -
  Interest expense                                                     591                370               1,572            1,049
  Loss from NotiCom                                                    462                243               1,615              514
  Minority interest income                                              36                 31                  33              172
  Other income, net                                                    (57)               (92)               (240)            (302)
------------------------------------------------------------------------------------------------------------------------------------

 EARNINGS (LOSS) BEFORE INCOME TAXES                                   658                195                (463)           2,482
 INCOME TAX EXPENSE (BENEFIT)                                          325                 72                (124)             916
------------------------------------------------------------------------------------------------------------------------------------

 NET EARNINGS (LOSS)                                            $      333        $       123          $     (339)       $   1,566
====================================================================================================================================

 BASIC NET EARNINGS (LOSS) PER COMMON SHARE                     $      .02        $       .01          $     (.02)       $     .10
 AVERAGE COMMON SHARES OUTSTANDING                                  14,810             15,022              14,748           15,263
====================================================================================================================================

 DILUTED NET EARNINGS (LOSS) PER COMMON SHARE                   $      .02        $       .01          $     (.02)       $     .10
 AVERAGE DILUTED COMMON SHARES OUTSTANDING                          14,814             15,071              14,748           15,319
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                     APRIL 2,                June 27,
                                                                                       2000                    1999
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $      721             $       495
  Accounts and notes receivable, net                                                    16,570                  12,492
  Inventories                                                                           21,247                  16,093
  Prepaid expenses                                                                         813                     727
  Deferred tax assets, net                                                                 718                     664
------------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT ASSETS                                                           40,069                  30,471
------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      12,863                  13,188
DEFERRED TAX ASSETS, NET                                                                 1,896                   1,818
INVESTMENT IN NOTICOM                                                                    2,113                   2,780
INTANGIBLE ASSETS, NET                                                                   6,331                   6,941
OTHER ASSETS, NET                                                                        4,841                   4,456
------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   68,113             $    59,654
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                                             $    9,480             $       930
  Current maturities of long-term debt                                                   1,819                   1,771
  Trade accounts payable                                                                10,373                   5,847
  Accrued employee compensation                                                          3,663                   3,873
  Other accrued liabilities                                                              2,569                   2,863
------------------------------------------------------------------------------------------------------------------------------

         TOTAL CURRENT LIABILITIES                                                      27,904                  15,284
------------------------------------------------------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES                                                                117                      -
LONG-TERM DEBT                                                                          11,876                  15,866
SUBORDINATED DEBT                                                                        4,424                   4,424
------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value.  Authorized 40,000,000 shares;
  Issued 15,773,253 shares at April 2, 2000 and 15,711,395
  At June 27, 1999, including shares in treasury                                           158                     157
Additional paid-in capital                                                              13,722                  13,615
Retained earnings                                                                       13,064                  13,403
   Less cost of common stock in treasury, 962,962 shares at
     April 2, 2000 and 955,853 shares at June 27, 1999                                  (3,152)                 (3,095)
------------------------------------------------------------------------------------------------------------------------------

         TOTAL STOCKHOLDERS' EQUITY                                                     23,792                  24,080
------------------------------------------------------------------------------------------------------------------------------

                                                                                    $   68,113             $    59,654
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)


                                                                                             NINE MONTHS ENDED
                                                                               ---------------------------------------------
                                                                                     APRIL 2,              March 28,
                                                                                       2000                   1999
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                              $   (339)               $  1,566
    Adjustments to reconcile net cash (used) provided by operating activities:
       Gain on settlement of Transmedica                                                (100)                     -
       (Gain) loss on disposal of property                                                (2)                     20
       Undistributed loss from NotiCom                                                 1,068                     458
       Minority interest income                                                           34                     172
       Depreciation and amortization                                                   2,725                   1,461
       Deferred taxes                                                                   (132)                    700
       Changes in assets and liabilities, net of acquisitions:
           Accounts and notes receivable, net                                         (4,078)                  2,813
           Inventories                                                                (5,154)                  2,308
           Prepaid expenses                                                              (86)                    241
           Trade accounts payable                                                      4,526                  (1,995)
           Accrued liabilities and other                                                (457)                   (372)
------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                      (1,995)                  7,372
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                           (995)                 (2,819)
   Additions to other assets                                                            (495)                   (605)
   Acquisition of majority business interest                                              -                       30
   Investments in and advances to NotiCom                                               (948)                 (4,301)
------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                 (2,438)                 (7,695)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to long-term debt                                                            -                    5,570
   Repayments of long-term debt                                                       (3,942)                    (92)
   Net sale of common stock                                                              108                      79
   Net purchase of common stock for treasury                                             (57)                 (2,005)
   Net change in short-term borrowings                                                 8,550                  (3,044)
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              4,659                     508
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                226                     185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         495                     540
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    721                $    725
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PREPARATION

The consolidated balance sheets at April 2, 2000 and June 27, 1999, the related consolidated statements of operations for the three and nine months ended April 2, 2000 and March 28, 1999 and the consolidated statements of cash flows for the nine months ended April 2, 2000 and March 28, 1999 have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                      APRIL 2,                       June 27,
                                                                        2000                           1999
---------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                          $   16,451                    $   11,819
Less allowance for doubtful accounts                                       178                           347
---------------------------------------------------------------------------------------------------------------------
Trade receivables, net                                                  16,273                        11,472

Notes receivables                                                           -                          2,000
Less allowance for doubtful notes                                           -                          2,000
---------------------------------------------------------------------------------------------------------------------
Notes receivable, net                                                       -                             -

Income tax receivable                                                      101                           863
Other current receivables                                                  196                           157
=====================================================================================================================
                                                                    $   16,570                    $   12,492
=====================================================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Transmedica International, Inc. ("Transmedica") issued a promissory note to LaBarge in June 1998. The note, which was secured by substantially all of Transmedica's assets, represented $1.2 million in converted accounts receivable owed to LaBarge by Transmedica and $800,000 in operating capital extended to Transmedica by LaBarge. When Transmedica failed to repay the note, which was due on June 2, 1999, LaBarge took legal action against Transmedica seeking payment. The claim for payment of the note was added to pending litigation filed by LaBarge against Transmedica in October 1998 in St. Louis County. The litigation sought resolution of disputes between the two companies pertaining to a portable medical laser device called the Laser Lancet(R). As a result of Transmedica's default on the note and litigation, the Company decided to reserve the full amount of its investment in Transmedica ($4.6 million) at June 27, 1999.

In December 1999, the Company resolved all pending litigation with Transmedica. LaBarge received $2.3 million of cash and securities of Norwood Abbey, Ltd., an Australian-based provider of medical devices.

Other current receivables, as of April 2, 2000, includes $111,000 of receivables due from NotiCom in connection with contractual services provided by the Company.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                        APRIL 2,                    June 27,
                                                                          2000                        1999
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                          $   12,287                  $   9,472
Work in progress                                                            9,044                      7,755
---------------------------------------------------------------------------------------------------------------------
                                                                           21,331                     17,227
Less progress payments                                                         84                      1,134
---------------------------------------------------------------------------------------------------------------------
                                                                       $   21,247                  $  16,093
=====================================================================================================================

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

4. INTANGIBLE ASSETS, NET


Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                         APRIL 2,                   June 27,
                                                                           2000                       1999
---------------------------------------------------------------------------------------------------------------------
 Software                                                              $   1,381                  $   1,124
 Patents                                                                      85                         73
 Goodwill                                                                  7,202                      7,214
---------------------------------------------------------------------------------------------------------------------
                                                                           8,668                      8,411
 Less amortization                                                         2,337                      1,470
---------------------------------------------------------------------------------------------------------------------
                                                                        $  6,331                  $   6,941
=====================================================================================================================

Amortization expense was $282,000 for the quarter ended April 2, 2000 and $42,000 for the quarter ended March 28, 1999.


5. INVESTMENT IN NOTICOM


Investment in NotiCom is summarized as follows:
(dollars in thousands)

                                                                      APRIL 2,                       June 27,
                                                                        2000                           1999
----------------------------------------------------------------------------------------------------------------------
 Investment in technology                                           $   1,686                      $   1,686
 Less amortization                                                        784                            237
----------------------------------------------------------------------------------------------------------------------
 Investment in technology, net                                            902                          1,449
 Investment in joint venture                                            1,211                          1,331
----------------------------------------------------------------------------------------------------------------------
                                                                    $   2,113                       $  2,780
======================================================================================================================

The investments in joint venture and technology pertain to NotiCom and its related advance notification technology.

During the first quarter of fiscal 2000, NotiCom needed additional cash contribution totaling approximately $405,000 to continue its development and marketing efforts. LaBarge made these contributions. No cash contributions were made in the second or third quarter. The Company provided equipment valued at $485,000 during the second quarter and $58,000 in the third quarter of fiscal 2000. These amounts were added to the Company's investment in NotiCom. LaBarge anticipates NotiCom will require additional cash contributions in the fourth quarter of fiscal 2000 as NotiCom continues its development efforts. On April 17, 2000, LaBarge made a cash contribution of $168,000.

The Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash amortization) of the joint venture.

At April 2, 2000 quarter-end, NotiCom's total assets were $3.4 million and its total liabilities were $2.2 million. NotiCom's operations incurred a loss for the nine months ended April 2, 2000 of $1.9 million, including $771,000 of amortization. Included in the Company's results from operations for the nine months ended April 2, 2000 is 100% of the cash losses from NotiCom, amounting to $1.1 million plus $547,000 of amortization of the related technology recorded on LaBarge's balance sheet.


6. OTHER ASSETS


Other assets consist of the following:
(dollars in thousands)

                                                                        APRIL 2,                    June 27,
                                                                          2000                        1999
---------------------------------------------------------------------------------------------------------------------
 Cash value of life insurance                                         $   3,329                   $   2,903
 Deposits, licenses, and other                                            1,395                       1,560
 Investments in businesses                                                  136                       2,250
---------------------------------------------------------------------------------------------------------------------
                                                                          4,860                       6,713
 Less allowance for revaluation of impaired assets                           -                        2,250
 Less amortization                                                           19                           7
---------------------------------------------------------------------------------------------------------------------
                                                                      $   4,841                   $   4,456
=====================================================================================================================


7. SHORT AND LONG-TERM OBLIGATIONS


Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                              APRIL 2,                June 27,
                                                                                2000                    1999
---------------------------------------------------------------------------------------------------------------------
 Short-term borrowings:
   Revolving credit agreements:
      Balance at period end                                                 $    9,480             $      930
      Interest rate at period end                                                  9.0%                  7.79%
      Average amount of short-term borrowings outstanding during period     $    2,881             $    1,681
      Average interest rate for period                                            8.44%                  6.69%
      Maximum short-term borrowings at any month end                        $    9,480             $    6,390
=====================================================================================================================
 Senior long-term debt:
   Senior lender:
      Term loan                                                             $    6,442             $   10,214
      Mortgage loan                                                              6,015                  6,082
   Other                                                                         1,237                  1,341
---------------------------------------------------------------------------------------------------------------------
 Total senior long-term debt                                                    13,695                 17,637
 Less current maturities                                                         1,819                  1,771
---------------------------------------------------------------------------------------------------------------------
 Long-term debt, less current maturities                                    $   11,876             $   15,866
---------------------------------------------------------------------------------------------------------------------
 Subordinated debt                                                          $    4,424             $    4,424
=====================================================================================================================

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

The following is a summary of the current senior loan agreement:

- A term loan, with a current balance of $6.4 million, requiring repayments of principal quarterly. This loan matures in September 2005.

- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of certain real property and 70% of appraised value of other real property less the current term loan balance and outstanding letters of credit. The borrowing base calculated on financial information as of April 2, 2000, showed the maximum allowable was approximately $12.3 million. The revolver borrowing at April 2, 2000 was $8.6 million.

- Covenants specify minimum performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and, after June 30, 2000, EBITDA in relation to debt and EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and nine months ended April 2, 2000.

- Interest on the loans is at prime or a stated rate over LIBOR based on certain ratios. For the nine months ended April 2, 2000, the average rate was approximately 8.44%.

In addition to the senior lending agreement, bank working capital borrowings consist of the following:

SECONDARY LINE OF CREDIT

LaBarge Clayco Wireless has a line of credit with Firstar Bank, formerly Mercantile Bank N.A. This line was renegotiated in January 2000, and is in the amount of $2.0 million. The interest rate on this note is 1/4% over the bank's prime rate. At the end of the third quarter of fiscal 2000, the outstanding amount was $900,000 at an interest rate of 9.0%.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities are deferred revenues associated with a proprietary cellular and network communication system being marketed by the Company's Network Technologies Group to provide monitoring and control of remote industrial equipment.

8. MINORITY INTEREST

In the second quarter of fiscal 1999, the Company purchased from Clayco an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. The minority interest income for nine months ending January 2, 2000 was $33,000 compared with $172,000 for the nine months ending March 28, 1999. The minority holder's interest is included in other liabilities and was $132,000 at April 2, 2000, compared with $98,000 at June 27, 1999.


9. INCOME TAXES

As of April 2, 2000, the Company had alternative minimum tax credit carryforwards and investment tax credits of approximately $821,000 available to reduce future regular federal income taxes. Investment tax credits of $59,000 and $4,000 will expire in fiscal years 2000 and 2001, respectively.


10. CASH FLOWS

Total cash payments for interest for the three and nine months ended April 2, 2000 were $475,000 and $1.6 million, respectively, compared with $215,000 and $991,000, for the three and nine months ended March 28, 1999, respectively. Cash refunds for income taxes for the three and nine months ended April 2, 2000 were $-0- and $754,000, respectively, compared with a payment of $-0- and $1.7 million, for the three and nine months ended March 28, 1999, respectively.

11. EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               -----------------------------------------------------------------------
                                                    APRIL 2,          March 28,         APRIL 2,          March 28,
                                                      2000              1999              2000              1999
----------------------------------------------------------------------------------------------------------------------
 NUMERATOR:
   Net earnings (loss)                             $    333           $   123           $  (339)          $ 1,566
----------------------------------------------------------------------------------------------------------------------
 DENOMINATOR:
  Denominator for basic net
     earnings (loss) per share-
     weighted-average shares                         14,810            15,022            14,748            15,263
  Effect of dilutive securities-
     employee stock options                               4                49                 -                56
----------------------------------------------------------------------------------------------------------------------
 POTENTIAL COMMON SHARES:
 Denominator for diluted net earnings
  (loss) per shares-adjusted weighted-
  average shares and assumed
  conversions                                        14,814            15,071             14,748           15,319
----------------------------------------------------------------------------------------------------------------------

 BASIC NET EARNINGS (LOSS) PER
  COMMON SHARE                                     $   .02            $   .01           $   (.02)         $  .10
======================================================================================================================

 DILUTED NET EARNINGS (LOSS) PER
  COMMON SHARE                                     $   .02            $   .01           $   (.02)         $  .10
======================================================================================================================

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share as stated in SFAS No. 128, "Earnings Per Share."

12. BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         ----------------------------------------------------------------------
                                            APRIL 2,       March 28,            APRIL 2,           March 28,
                                              2000            1999                2000               1999
---------------------------------------------------------------------------------------------------------------

 Manufacturing Services Group               $21,779        $ 19,214           $   53,241          $ 61,864
 LaBarge Clayco Wireless                      3,895           2,344                9,942             8,139
 Network Technologies Group                     360              -                   581                -
---------------------------------------------------------------------------------------------------------------

                                            $26,034        $ 21,558           $   63,764          $ 70,003
===============================================================================================================

EARNINGS (LOSS) BEFORE INCOME TAXES:

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               -------------------------------- -----------------------------------
                                                   APRIL 2,        March 28,        APRIL 2,         March 28,
                                                     2000             1999            2000              1999
-------------------------------------------------------------------------------------------------------------------

 Manufacturing Services Group                      $ 1,933           $   942        $ 1,636           $ 3,284
 Gain on settlement of Transmedica                       -                -           2,300               -
-------------------------------------------------------------------------------------------------------------------
 Total Manufacturing Services Group                  1,933               942          3,936             3,284

 LaBarge Clayco Wireless                               395               321            420               606
 Network Technologies Group                           (491)              (82)        (1,571)              (82)
 Loss from NotiCom                                    (462)             (243)        (1,615)             (514)
 Corporate and other items                            (126)             (373)           (61)              237
 Interest expense                                     (591)             (370)        (1,572)            1,049)
-------------------------------------------------------------------------------------------------------------------

                                                   $   658           $   195        $  (463)          $ 2,482
===================================================================================================================

 DEPRECIATION & AMORTIZATION EXPENSE:

                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                       ------------------------------------------------------------------------------
                                           APRIL 2,          March 28,                 APRIL 2,         March 28,
                                             2000              1999                      2000              1999
---------------------------------------------------------------------------------------------------------------------

 Manufacturing Services Group               $ 327            $  369                   $  1,044           $ 1,029
 LaBarge Clayco Wireless                       21                 9                         67                25
 Network Technologies Group                   249                33                        763                33
 Equity in NotiCom                            178                28                        547                56
 Corporate and other items                    101                95                        304               318
---------------------------------------------------------------------------------------------------------------------

                                            $ 876            $  534                   $  2,725           $ 1,461
=====================================================================================================================


INVESTMENTS & CAPITAL EXPENDITURES:

                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                       ------------------------------------------------------------------------------
                                           APRIL 2,           March 28,                APRIL 2,         March 28,
                                             2000               1999                     2000              1999
---------------------------------------------------------------------------------------------------------------------

 Manufacturing Services Group               $  175           $    774                 $    686           $ 2,064
 LaBarge Clayco Wireless                        35                 95                       59               426
 Network Technologies Group                     27                 63                      127                63
 Equity in NotiCom                              58                 -                       948             4,001
 Corporate and other items                     245                221                      618             1,141
---------------------------------------------------------------------------------------------------------------------

                                            $  540           $  1,153                 $  2,438           $ 7,695
=====================================================================================================================

TOTAL ASSETS:

                                                                          APRIL 2,                  June 27,
                                                                            2000                      1999
---------------------------------------------------------------------------------------------------------------------


 Manufacturing Services Group                                           $   40,135               $   30,752
 LaBarge Clayco Wireless                                                     4,395                    3,537
 Network Technologies Group                                                  6,541                    6,691
 Investment in NotiCom                                                       2,113                    2,780
 Corporate and other items                                                  14,929                   15,894
---------------------------------------------------------------------------------------------------------------------

                                                                        $   68,113               $   59,654
=====================================================================================================================

GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales in fiscal year 1999 or third quarter of fiscal year 2000.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 83% of its total revenues from this group for the nine months ended April 2, 2000, compared with approximately 88% for the nine months ended March 28, 1999.

     The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace, and oil and gas markets. The group's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

- LABARGE CLAYCO WIRELESS L.L.C. ("LaBarge Clayco Wireless") provides turnkey construction, engineering and equipment installation services for the wireless telecommunications industry. In the second quarter of fiscal 1998, LaBarge increased its ownership interest in LaBarge Clayco Wireless from 50% to 51% and began consolidating the total operations of this joint venture. In the second quarter of fiscal 1999, the Company purchased from Clayco Construction Company an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. LaBarge Clayco Wireless became a reportable segment in fiscal 1999, due to the changes in ownership and its growth in revenues. For the nine months ended April 2, 2000, the Company derived approximately 16% of its total revenues from this group compared with 12% for the nine months ended March 28, 1999.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is focusing its marketing efforts initially toward the railroad industry to monitor railroad crossing equipment and its performance, and toward the oil and gas pipeline industry to monitor cathodic protection devices. For the nine months ended April 2, 2000, approximately 1% of the Company's revenue was derived from this group.

-    NOTICOM L.L.C. JOINT VENTURE
     In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. of Rome, Georgia formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. Beginning in fiscal 2000, the Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash amortization) of the joint venture. Throughout its history, NotiCom has been a development-stage company.

     During the early stages of testing NotiCom's BusCall(TM) system in a major metropolitan market, additional design engineering requirements were identified and are presently being evaluated.


SIGNIFICANT EVENTS
Recent significant events include:

- Transmedica International, Inc. ("Transmedica") issued a promissory note to LaBarge in June 1998. The note, which was secured by substantially all of Transmedica's assets, represented $1.2 million in converted accounts receivable owed to LaBarge by Transmedica and $800,000 in operating capital extended to Transmedica by LaBarge. When Transmedica failed to repay the note, which was due on June 2, 1999, LaBarge took legal action against Transmedica seeking payment. The claim for payment of the note was added to pending litigation filed by LaBarge against Transmedica in October 1998 in St. Louis County. The litigation sought resolution of disputes between the two companies pertaining to a portable medical laser device called the Laser Lancet(R). As a result of Transmedica's default on the note and the litigation, the Company decided to reserve the full amount of its investment in Transmedica ($4.6 million) at June 27, 1999.

     In December 1999, the Company resolved all pending litigation with Transmedica. LaBarge received $2.3 million of cash and securities of Norwood Abbey, Ltd., an Australian-based provider of medical devices.

- On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary and represent shares acquired by the holders through exercise of employee stock options. These shares are callable by LaBarge, Inc. pursuant to a call agreement whereby the Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the merger (March 2, 2000) and prior to June 15, 2000. This dollar amount is included in other current liabilities at the balance sheet date due to the call agreement. The Company intends to make this call prior to June 15, 2000. The Company recorded goodwill of $6.8 million in this transaction, which is reflected in other assets.

     OCS now operates as the Company's Network Technologies Group.

- Beginning in fiscal 2000, the Company has contributed 100% of the cash required from the partners for the operation of NotiCom, the Georgia limited liability company formed in fiscal 1999. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash expense) of the joint venture. Throughout its history, NotiCom has been a development-stage company.

     During the first quarter of fiscal 2000, NotiCom needed additional cash contributions totaling approximately $405,000 to continue its development and marketing efforts. LaBarge made these contributions. No cash contributions were required during the second or third quarters of fiscal 2000. Equipment valued at $543,000 was added to the Company's investment in NotiCom during the second and third quarters of fiscal 2000 combined. The Company anticipates NotiCom will require additional cash contributions in the fourth quarter of fiscal 2000, as NotiCom continues its development efforts. On April 17, 2000, LaBarge made a cash contribution of $168,000.


RESULTS OF OPERATIONS-QUARTER ENDED APRIL 2, 2000
SALES
(dollars in thousands)

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         ----------------------------------------------------------------------
                                            APRIL 2,       March 28,            APRIL 2,           March 28,
                                              2000            1999                2000               1999
---------------------------------------------------------------------------------------------------------------

 Manufacturing Services Group             $  21,779       $  19,214            $  53,241          $ 61,864
 LaBarge Clayco Wireless                      3,895           2,344                9,942             8,139
 Network Technologies Group                     360             -                    581               -
---------------------------------------------------------------------------------------------------------------

                                          $  26,034       $  21,558            $  63,764          $ 70,003
===============================================================================================================


The MANUFACTURING SERVICES GROUP. The Manufacturing Services Group's sales for the third quarter of fiscal 2000 were $21.8 million compared with $19.2 million for the fiscal 1999 third quarter, a 13.3% increase. The group, which accounted for approximately 84% of total third quarter sales, experienced higher sales to customers in the defense, aerospace and government systems markets.

Sales to defense customers for the fiscal 2000 third quarter were up $494,000 to a total of $9.8 million, representing 45% of the group's sales for the quarter.

Approximately 55% of the group's third-quarter sales were to customers in commercial markets, including aerospace, oil and gas, and government systems. Sales to aerospace customers were up $372,000 to a total of $3.4 million. Sales to government systems customers were up $3.0 million to a total of $4.4 million. The increase was principally due to new shipments to Northrop Grumman for postal sorting equipment used by U.S. Postal Service. Production on this program began in fiscal 2000.

Sales to oil and gas customers were $3.2 million in the third quarter of fiscal 2000, compared with sales of $3.8 million reported for the third quarter of fiscal 1999. Sales to oil and gas customers have begun to recover from the industry-wide downturn which affected the entire market for oilfield equipment. Fiscal 2000 third-quarter sales to oil and gas customers were up 31% from the second quarter of the fiscal year.

The Manufacturing Services Group's backlog of firm, unshipped orders at April 2, 2000 rose to approximately $59.1 million, compared with $42.7 million at June 27, 1999 year-end. The backlog at April 2, 2000 consisted of approximately $26.2 million for various defense customers and approximately $32.9 million for commercial electronics customers. This is compared with $26.6 million for defense customers and $16.1 million for commercial customers at June 27, 1999 year-end.

LABARGE CLAYCO WIRELESS. Sales by LaBarge Clayco Wireless were $3.9 million and represented approximately 15% of total Company sales for the third quarter of fiscal 2000, an increase of $1.6 million from the third quarter of fiscal 1999. The increase is attributable to higher bookings in the second and third quarters. The unit's backlog of new contracts at April 2, 2000 was $2.4 million compared with $1.5 million at the end of the prior year. The Company expects the unit's fourth fiscal quarter sales to be consistent with those in the third quarter.

The NETWORK TECHNOLOGIES GROUP. Sales by the Network Technologies Group were $360,000 for the fiscal 2000 third quarter and are expected to grow as the year progresses. The Company has received contracts to supply its proprietary ScadaNET Network(TM) to the Burlington Northern and Santa Fe Railway Company, Union Pacific Railroad, Montana Rail Link and I&M Rail Link. The group's backlog at April 2, 2000 was $1.1 million.

GROSS PROFIT
(dollars in thousands)

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          --------------------------------------------------------------------------
                                               APRIL 2,           March 28,          APRIL 2,          March 28,
                                                 2000               1999               2000              1999
   -----------------------------------------------------------------------------------------------------------------
    Gross profit                               $ 6,027           $ 4,240            $ 12,604          $ 14,412
    Gross margin                                  23.2%             19.7%               19.8%             20.6%
   =================================================================================================================

A breakdown of margins by group shows the following:

The MANUFACTURING SERVICES GROUP. This group's gross margin was 23.9% for the quarter (20.7% for the nine months) ended April 2, 2000, compared with 18.7% for the quarter (20.2% for the nine months) ended March 28, 1999. Increased sales have improved the group's capacity utilization.

LABARGE CLAYCO WIRELESS. This group's gross margin was 20.8% for the quarter (15.8% for the nine months) ended April 2, 2000, versus 26.5% for the quarter (19.2% for the nine months) ended March 28, 1999. The gross margin change was due to the mix of business in the first nine months of fiscal 2000, compared with the first nine months of fiscal 1999.

The NETWORK TECHNOLOGIES GROUP. This group's gross margin was 9.9% for the quarter (6.7% for the nine months) ended April 2, 2000. The group was formed in March 1999, so no comparable data for the year-ago period exists.

SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            ------------------------------------------------------------------------
                                                 APRIL 2,          March 28,         APRIL 2,         March 28,
                                                   2000              1999              2000              1999
  ------------------------------------------------------------------------------------------------------------------
   Selling and administrative expenses           $ 4,337          $ 3,493            $12,387           $10,497
   Percent of sales                                 16.7%            16.2%              19.4%             15.0%
  ==================================================================================================================

Selling and administrative expenses increased 24.2% in the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999. $1.5 million of the year-to-date increase is attributable to the Network Technologies Group which was purchased March 2, 1999. Also, higher corporate severance expenses were incurred.

The MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $2.3 million (10.1% of sales) for the quarter ended April 2, 2000, versus $2.2 million (11.0% of sales) in the previous fiscal year. For the nine months ended April 2, 2000, expenses were $6.2 million (11.2% of sales), compared with $6.6 million (10.3% of sales) for the nine months ended March 28, 1999.

LABARGE CLAYCO WIRELESS. Selling and administrative expenses for this group were $417,000 (10.7% of sales) for the quarter ended April 2, 2000, versus $300,000 (12.8% of sales) in the previous fiscal year. For the nine months ended April 2, 2000, expenses were $1.1 million (11.5% of sales), compared with $958,000 (11.8% of sales) for the nine months ended March 28, 1999. Increases in selling and administrative expenses are a result of higher sales levels.

The NETWORK TECHNOLOGIES GROUP. This group accounted for $487,000 of selling and administrative expenses for the quarter ended April 2, 2000 ($1.5 million for the nine months). This included $240,000 in the third quarter ($738,000 for the nine months) in amortization of goodwill related to the group's acquisition in March 1999.

INTEREST EXPENSE
(dollars in thousands)

                                           THREE MONTHS ENDED                         NINE MONTHS ENDED
                                -----------------------------------------------------------------------------------
                                       APRIL 2,            March 28,            APRIL 2,             March 28,
                                        2000                 1999                 2000                  1999
  -----------------------------------------------------------------------------------------------------------------
    Interest expense                    $591               $  370               $ 1,572              $  1,049
  =================================================================================================================

Interest expense increased in the fiscal 2000 third quarter and the nine months ended April 2, 2000. This is due to higher borrowing levels and increased interest rates.

LOSS FROM NOTICOM
(dollars in thousands)

                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                              -------------------------------------------------------------------------------------
                                    APRIL 2,              March 28,             APRIL 2,             March 28,
                                      2000                  1999                 2000                  1999
  -----------------------------------------------------------------------------------------------------------------
   Loss from NotiCom                 $  462                $ 243               $ 1,615                $ 514
  =================================================================================================================

The loss for NotiCom pertains to the joint venture developing advance notification systems and technology. At April 2, 2000, NotiCom's total assets were $3.4 million and total liabilities were $2.2 million. In the fourth quarter of fiscal 1999, after reevaluating the amortization schedule for the NotiCom technology, the Company began to amortize the technology over a three-year period.

The loss from NotiCom, which is included in the Company's results from operations, is 100% of the cash losses from the joint venture, amounting to $1.1 million plus $547,000 of amortization of the technology for the nine months ended April 2, 2000. The Company is recognizing 100% of the cash loss since its joint venture partner, Global Research Systems, Inc., has not made additional cash contributions to cover the operating requirements of NotiCom. NotiCom's operations incurred a loss for the nine months ended April 2, 2000 of $1.8 million, including $771,000 of amortization.

PRETAX EARNINGS (LOSS)
(dollars in thousands)

                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                   -----------------------------------------------------------------------------
                                       APRIL 2,            March 28,            APRIL 2,           March 28,
                                         2000                1999                 2000               1999
  --------------------------------------------------------------------------------------------------------------
   Pretax earnings (loss)              $  658              $  195              $ (463)             $ 2,482
  ==============================================================================================================

The change in earnings in the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999, is attributable to: a $1.8 million increase in gross margins for all three segments; offset by a $220,000 increase in pretax loss (including additional non-cash amortization of $150,000) from NotiCom; an increase of $95,000 in pretax loss from operations of the Network Technologies Group; an increase of $844,000 in selling and administration expense; and $220,000 in higher interest costs due to higher rates and increased borrowings.

The following shows LaBarge's equity and debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                    APRIL 2,                June 27,
                                                                      2000                    1999
   -------------------------------------------------------------------------------------------------------
    Stockholders' equity                                          $  23,792               $   24,080
    Debt                                                          $  27,599               $   22,991
   =======================================================================================================

Currently, the Company's debt-to-equity ratio is 1.16 to 1 versus .95 to 1 at the end of fiscal 1999.

As of June 25, 1999, we amended our senior lending agreement with Bank of America. This included revising the borrowing base, granting a security interest in the assets of the Company and revising covenants and performance measures to reflect the reserve for loss of the Transmedica assets and the additions of OCS and NotiCom as new businesses of the Company. The borrowing base calculated on financial information as of April 2, 2000 showed the maximum allowable was approximately $12.3 million. The revolver borrowing at April 2, 2000 was $8.6 million.

RISK FACTORS
The NotiCom joint venture, as a start-up company, has a higher risk factor than our manufacturing services business. Further, development and testing of the BusCall product has required additional cash and equipment investment of approximately $948,000 thus far in fiscal 2000, and it is expected that additional cash will be needed to fully bring the product to market. Given the risks inherent in a start-up operation, it is too early to predict if or to what extent NotiCom may contribute to the Company's revenues or earnings.

The Network Technologies Group, although beyond the start-up stage, has used cash during its first nine months of operation. During the second and third quarters, the Network Technologies Group received important new orders evidenced by its backlog of $1.1 million at the quarter ended April 2, 2000, compared with $-0- at the quarter ended March 28, 1999. The group is expected to contribute to Company profits in the last quarter of fiscal 2000.

We believe our availability of funds going forward from cash generated from operations and available credit under the Company's senior lending agreement will be sufficient to support the planned operations of our business.

FINANCIAL CONDITION & LIQUIDITY

Cash and cash equivalents at April 2, 2000 were $721,000 compared with $495,000 at June 27, 1999.

Accounts and notes receivable at April 2, 2000, were $16.6 million, compared with $12.5 million at June 27, 1999, an increase of $4.1 million. Accounts receivables were up due to higher sales in the third quarter of fiscal 2000.

Inventories at April 2, 2000 and June 27, 1999 were $21.2 million and $16.1 million, respectively, an increase of $5.1 million, reflecting higher sales levels in the third quarter and anticipated higher sales in the fourth quarter of fiscal 2000.

During the nine months ended April 2, 2000, the Company purchased $995,000 in property, plant and equipment.

During the first nine months of fiscal 2000, the Company invested $948,000 in NotiCom L.L.C.

                                     PART II


                                 NOT APPLICABLE

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              LABARGE, INC.
                              -----------------------




Date:  May 11, 2000



                              s/Donald H. Nonnenkamp
                              ---------------------------
                              Donald H. Nonnenkamp
                              Vice President
                              and Chief Financial Officer