Form 10-K405
period 2000-07-02
LABARGE INC
filed 2000-09-22
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year                                         Commission file
   ended July 2, 2000                                            Number 1-5761
   ----------------------                               ----------------------

                                  LABARGE, INC.
   -----------------------------------------------------------------------------
              (exact name of registrants specified in its charter)

               Delaware                                         73-0574586
   -----------------------------------------------------------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        Identification No.)

   9900A Clayton Road, St. Louis, Missouri                     63124
   -----------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

   Registrant's telephone number, including area code: 314-997-0800

   Securities registered pursuant to Section 12(b) of the Act:

                                                                                Name of each exchange on which
       Title of Class:                                                                   registered:

       Common Stock, $.01 par value                                                American Stock Exchange
   ------------------------------------------------                        ----------------------------------------------

   Securities registered pursuant to Section 12(g) of the Act:

                                      None
   -----------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No | |

         As of September 21, 2000, 14,876,710 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $35 million, based upon the closing price of the common stock on the American Stock Exchange on September 21, 2000.

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

                                     PART I

FORWARD-LOOKING STATEMENTS
Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; the outcome of litigation the Company is party to; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. During fiscal 2000, the Company was engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core electronic manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 2000, the Company derived approximately 98% of its total revenues from this group.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This business became part of the Company in fiscal 1999 through the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. The group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2000, the Company derived approximately 2% of its total revenues from the Network Technologies Group.

- LABARGE CLAYCO WIRELESS, L.L.C. ("LaBarge Clayco Wireless") was a joint venture of LaBarge, Inc. and Clayco Construction Company that provided turnkey construction, engineering and equipment installation services for the wireless telecommunications industry.

         On June 30, 2000 LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

- NOTICOM L.L.C. ("NotiCom") is a joint venture of LaBarge and Global Research Systems, Inc. of Rome, Georgia, formed in fiscal 1999. During the latter part of fiscal 2000 it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down, was $4.2 million in fiscal 2000.

STRATEGY
The Company's business strategy is to continue to grow its core electronics manufacturing services business while developing or acquiring proprietary capabilities, technologies and products related to its core competencies in electronics.

INFORMATION ABOUT EACH BUSINESS ACTIVITY

MANUFACTURING SERVICES GROUP
LaBarge designs and manufactures high performance electronics and interconnect systems for customers in diverse technology-driven markets. The Company provides complete electronic systems solutions through customized applications, design and engineering services, and manufacturing for interconnect systems, circuit card assemblies and high-level assemblies.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace, oil and gas and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The group employs approximately 800 people.

Manufacturing Services Group sales were $78.3 million for fiscal 2000 compared with $78.5 million in fiscal 1999.

The backlog for this group at July 2, 2000 was approximately $62.7 million, compared with $42.7 million at June 27, 1999. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Approximately $4.3 million of the backlog at fiscal 2000 year-end was not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares to $9.0 million at fiscal 1999 year-end.

ORGANIZATION
The Company has organized the Manufacturing Services Group with a senior vice president with overall responsibility for the group. He reports to the Chief Executive Officer and President of LaBarge, Inc.

SALES AND MARKETING
During fiscal 2000, the Company generated significant revenues from customers in the defense, aerospace, oil and gas, and other commercial markets. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, commercial aircraft, satellites, space launch vehicles, down-hole instrumentation, and mail sorting equipment. However, the Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.

In the Manufacturing Services Group there are currently 12 sales personnel, 57 engineers and 43 technicians who provide direct customer support as needed. The group's engineering and plant management employees are very involved in sales activities. With few exceptions, the group's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. This group typically carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

The group seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales. These close relationships allow this group to better understand the customer's business needs and identify ways to provide greater value to the customer.

COMPETITION
There is intense competition for all of the Manufacturing Services Group's targeted customers. While the group is not aware of another entity that competes in all of its capabilities, there are numerous companies, many larger than LaBarge, which compete in one or more of these capabilities. Frequently, the group's customers have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are service, price, engineering expertise, technical and manufacturing capability, quality, reliability, and overall project management capability.

CONCENTRATION OF BUSINESS
Three customers of the Manufacturing Services Group, each with multiple operating units, together accounted for in excess of 43% of the Company's consolidated sales in fiscal 2000: Lockheed Martin accounted for 18% of total sales; Schlumberger accounted for 13% of total sales; and Northrop Grumman accounted for 12% of total sales. No other customer accounted for more than 7.6% of sales. Sales to the largest 10 customers represented approximately 74% of the Company's total sales. By comparison, in fiscal 1999, sales to the largest 10 customers represented 77% of the Company's total sales.

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

At the acquisition, options to acquire 310,000 shares of OCS common stock were converted to 310,000 options for shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. These options are callable by LaBarge, Inc. in accordance with a call agreement whereby the Company, at its discretion, may exchange the shares for Subordinated Convertible Notes at $4.25 per share or $1.3 million after the first anniversary of the acquisition (March 2, 2000) and prior to June 15, 2000. The Company recorded goodwill of $6.8 million in this transaction, which is being amortized over seven years.

The Company called the 310,000 outstanding shares of LaBarge-OCS, Inc. on June 12, 2000, and exchanged the shares for Subordinated Convertible Notes in the amount of $1.3 million, with interest at 7.5%, payable quarterly and due June 2003.

The Company used the purchase-method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

ORGANIZATION
The Network Technologies Group is led by a vice president who reports to the Chief Executive Officer and President of LaBarge, Inc.

SALES AND MARKETING
This group's initial market focus is on the railroad industry, which uses the group's proprietary ScadaNET Network(TM) product line, to monitor railroad-crossing equipment. In addition, the group is marketing the ScadaNET Network to the oil and gas pipeline industry which uses the products to monitor cathodic protection devices.

The group has three full-time sales personnel and utilizes the services of independent sales representatives to market its products.

Fiscal 2000 sales, totaling $1.3 million, were primarily to the railroad industry. During fiscal 2000, the ScadaNET Network was selected by several rail organizations as the system of choice for their remote monitoring programs. The system is being installed at nearly 1,300 active crossings in seven states by The Burlington Northern and Santa Fe Railway Company, Montana Rail Link and I&M Rail Link. During the fourth quarter, Union Pacific Railroad selected the ScadaNET system as a standard component on all the railroad's ongoing new construction and crossing upgrade programs.

COMPETITION
The group has various competitors who market devices to monitor remote industrial equipment. None of the competitors are known to market products that provide a comprehensive service as cost effectively.

OPERATIONS
The Network Technologies Group does no manufacturing. The Company's Manufacturing Services Group is the manufacturer of the Network Technologies Group's products.

The group has an engineering and operations center located in the metropolitan Kansas City area.

LABARGE CLAYCO WIRELESS
This business was started in fiscal 1996 as a 50%/50% joint venture with Clayco Construction Company ("Clayco") in St. Louis, Missouri. In fiscal 1998, the Company increased its ownership to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%.

On June 30, 2000 LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

The Company is reporting the results of LaBarge Clayco Wireless' operations and the gain on the divestiture as a discontinued operation.

NOTICOM L.L.C. JOINT VENTURE
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. ("Global") of Rome, Georgia formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. During fiscal 2000, LaBarge made additional cash contributions totaling $705,000 and invested equipment and services valued at $687,000.

During the latter part of fiscal 2000, it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down, was $4.2 million in fiscal 2000. ORGANIZATION
The joint venture is headed by a president who reports to a board of managers, consisting of representatives from LaBarge and Global.

SIGNIFICANT EVENTS
TRANSMEDICA INTERNATIONAL, INC.
Transmedica International, Inc. ("Transmedica") issued a promissory note to LaBarge in June 1998. The note, which was secured by substantially all of Transmedica's assets, including its intellectual property, represented $1.2 million in converted accounts receivable owed to LaBarge by Transmedica and $800,000 in operating capital extended to Transmedica by LaBarge. When Transmedica failed to repay the note, which was due on June 2, 1999, LaBarge took legal action against Transmedica seeking payment. The claim for payment of the note was added to pending litigation filed by LaBarge against Transmedica in October 1998 in St. Louis County. The litigation sought resolution of disputes between the two companies pertaining to a portable medical laser device called the Laser Lancet(R). As a result of Transmedica's default on the note and the litigation, the Company reserved the full amount of its investment in Transmedica ($4.6 million) at June 27, 1999.

In December 1999, the Company settled all pending litigation with Transmedica. In the settlement, LaBarge received $2.2 million of cash, plus stock and options in Norwood Abbey, Ltd., with an estimated value of $100,000. Norwood Abbey is an Australia-based provider of medical devices that acquired Transmedica.

CAPITAL STRUCTURE
The Company has a senior, secured loan agreement with a bank.

The following is a summary of the agreement:
- A $3.9 million term loan requiring repayments of $393,000 of principal quarterly. This loan matures in September 2005.

- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property, less the current term loan balance and outstanding letters of credit. As of July 2, 2000, the maximum allowable was $15.0 million. The revolver borrowing at fiscal 2000 year-end was $9.7 million and letters of credit outstanding totaled $1.5 million. Unused revolving credit available at July 2, 2000, was $3.8 million. This credit facility matures in February 2001. It is the Company's intention to renew or replace this credit facility.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), EBITDA in relation to debt and, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and twelve months ended July 2, 2000.

- Interest on the loans is at prime or a stated rate over LIBOR based on certain ratios. As of year-end, the average rate was approximately 9.03%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

OTHER LONG-TERM DEBT:

         Industrial Revenue Bonds:
         In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at June 2000 was $1.2 million.

         Subordinated Convertible Notes:
         On March 2, 1999, the Company, through its subsidiary LaBarge-OCS, Inc., purchased the remaining 90% of OCS for $5.6 million by (1) exchanging its Subordinated Convertible Notes ("Notes") due June 2003 in the principal amount of $4.3 million for the outstanding shares of OCS, and (2) exchanging 310,000 shares of LaBarge-OCS, Inc. common stock for outstanding options to purchase OCS common shares. The Notes bear interest at 7.5% per annum payable quarterly beginning June 29, 1999, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. The 310,000 shares of LaBarge-OCS, Inc. common stock were exchanged for $1.3 million of Notes in June 2000.

         To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in August 1998. This agreement swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, $8.2 million at July 2, 2000, amortizes quarterly to match the quarterly payment under the existing bank term loan. This agreement expires in September 2005.

OTHER LONG-TERM LIABILITIES:
Other long-term liabilities are deferred revenues associated with the proprietary ScadaNET Network and represents prepaid communication services.

The ratio of debt-to-equity as of July 2, 2000 was 1.02 to 1, compared with .95 to 1 at June 27, 1999.

ENVIRONMENTAL COMPLIANCE
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of any segment of the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
No information has been included hereunder because the Company's foreign sales in each of fiscal 2000, fiscal 1999 and fiscal 1998 were less than 10% of total Company revenue.

ITEM 2.  PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                                                                           YEAR OF
                                       PRINCIPAL                  LAND               BUILDINGS           TERMINATION
             LOCATION                     USE                    (ACRES)           (SQUARE FEET)          OF LEASE
    --------------------------------------------------------------------------------------------------------------------
    Berryville, AR            Manufacturing &
                              Offices                            17.5                    49,000              Owned

    Houston, TX               Manufacturing &
                              Offices                              3                     48,740               2002

    Huntsville, AR            Manufacturing &
                              Offices                              6                     48,000               2000

    Joplin, MO                Manufacturing &
                              Offices                              5                     50,400              Owned

    Joplin, MO                Manufacturing                        4                     33,000               2002

    Lenexa, KS                Offices                             .5                      4,137               2001

    St. Louis, MO             Offices                              8                     65,176              Owned

    Tulsa, OK                 Manufacturing &
                              Offices                              3                     55,000               2002
    --------------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

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

The Company does not believe that this case will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended July 2, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 18 filed herewith.

ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 17 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 45 through 49 filed herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2000, fiscal 1999 and fiscal 1998 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of July 2, 2000, the Company had $26.6 million in total debt. $12.9 million is made up of a mortgage loan, subordinated debt, and industrial revenue bonds. This debt has a fixed rate and is not subject to interest rate risk. The interest rate on the remaining $13.7 million is subject to fluctuation. To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in August 1998. This agreement swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, $8.2 million at July 2, 2000, amortizes quarterly to match the quarterly payment under the existing bank term loan. This agreement expires in September 2005. The additional interest cost to the Company if interest rates went up 1%, would be $55,000 for one year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 16 filed herewith.

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   a. Consolidated Financial Statements.

         See "Index to Consolidated Financial Statements and Schedule" contained on page 18.

   b. Reports on Form 8-K.
         Reports on Form 8-K and Form 8-K-A were filed by the Company with the Securities and Exchange Commission on July 14, 2000, and August 30, 2000, respectively.

   c. Exhibits.

   d. Consolidated Financial Statement Schedule.

         See "Index to Consolidated Financial Statements and Schedule" contained on page 16.

   e. Exhibits.

Exhibit
Number                                                     Description
------                                                     -----------
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

10.1(a)        Second Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on November 30,
               1993. Previously filed with the Securities and Exchange
               Commission July 23, 1996 and incorporated herein by reference.

10.1(b)        Third Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on March 24, 1994.
               Previously filed with the Securities and Exchange Commission on July 23, 1996 and incorporated herein by reference.

10.1(c)        Fourth Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on January 3, 1995.
               Previously filed with the Securities and Exchange Commission on July 23, 1996 and incorporated herein by reference.

10.1(d)        Fifth Amendment to the First Amendment and Restatement of the
               LaBarge, Inc. Employees Savings Plan executed on October 26,
               1995. Previously filed with the Securities and Exchange
               Commission on July 23, 1996 and incorporated herein by reference.

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

10.3 LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 23, 1996 and incorporated herein by reference.

10.3(a)        First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option
               Plan. Previously filed with the Securities and Exchange
               Commission on July 23, 1996 and incorporated herein by reference.



10.4 Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission on July 23, 1996 and incorporated herein by reference.

10.5           Asset Purchase Agreement dated May 15, 1996, among registrants,
               SOREP Technology Corporation and its shareholder, previously filed as Exhibit 10.i to the Company's report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1996 and incorporated herein by reference.

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

10.8 Operating Agreement for LaBarge Clayco Wireless L.L.C. Previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.9           First Amendment to Loan Agreement between NationsBank, N.A. and
               LaBarge, Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc.
               Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 14, 1997 and incorporated herein by reference.

10.9(a) Third Amendment to Loan Agreement between Bank of America, formerly NationsBank, N.A. and LaBarge, Inc., LaBarge/STC, Inc.,
               LaBarge Wireless, Inc. and LaBarge-OCS, Inc. dated June 25, 1999 and attached hereto as reference. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.10          First Amendment to the LaBarge, Inc. Employee Stock Purchase
               Plan. Previously filed with the Securities and Exchange
               Commission with the Company's Quarterly Report on Form 10-Q on
               May 12, 1999 and incorporated here in by reference.

10.11          Second Amendment to the Loan Agreement between NationsBank, N.A.
               and LaBarge, Inc., LaBarge/STC, Inc. and LaBarge Wireless, Inc.
               Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.13          Purchase Agreement dated July 22, 1998 between Global Research
               Systems, Inc. and LaBarge, Inc. Previously filed with the
               Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.14          Operating Agreement of NotiCom L.L.C. Previously filed with the
               Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.15          Agreement and Plan of Merger dated February 9, 1999, among
               LaBarge, Inc., LaBarge-OCS, Inc. and Open Cellular Systems, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.16          Equity Purchase Agreement dated as of June 30, 2000, by and among
               Evolution Holdings, Inc., Evolution.com, Inc., registrant,
               LaBarge Wireless, Inc. and Clayco Construction Company, previously filed with Securities and Exchange Commission with the Company's current report on Form 8-K on July 14, 2000 and incorporated herein by reference.

10.17*         Executive Severance Agreement dated November 8, 1999, between
               Donald H. Nonnenkamp and LaBarge, Inc.

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




Dated:  September 21, 2000










                                  LaBarge, Inc.

                                  By s/Donald H. Nonnenkamp
                                     ------------------------------------------
                                     Donald H. Nonnenkamp
                                     Vice President and Chief Financial Officer

                                POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and Donald H. Nonnenkamp and each of them, and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                           TITLE                                  DATE
                  ---------                                           -----                                  ----
  S/Pierre L. LaBarge, Jr.                         Chairman Emeritus and Director                       9/14/00
  ------------------------------------------                                                            --------------
  Pierre L. LaBarge, Jr.

  S/Craig E. LaBarge                               President (Chief Executive Officer)                  9/14/00
  ------------------------------------------       and Director                                         --------------
  Craig E. LaBarge

  S/Donald H. Nonnenkamp                           Vice President and Chief                             9/14/00
  ------------------------------------------       Financial Officer                                    --------------
  Donald H. Nonnenkamp

  S/Robert H. Chapman                              Director                                             9/14/00
  ------------------------------------------                                                            --------------
  Robert H. Chapman

  S/Richard P. Conerly                             Director                                             9/14/00
  ------------------------------------------                                                            --------------
  Richard P. Conerly

  S/John G. Helmkamp, Jr.                          Director                                             9/14/00
  ------------------------------------------                                                            --------------
  John G. Helmkamp, Jr.

  S/J. C. Kuhn, Jr.                                Director                                             9/14/00
  ------------------------------------------                                                            --------------
  J. C. Kuhn, Jr.

  S/Lawrence J. LeGrand                            Director                                             9/14/00
  ------------------------------------------                                                            --------------
  Lawrence J. LeGrand

  S/James P. Shanahan, Jr.                         Director                                             9/14/00
  ------------------------------------------                                                            --------------
  James P. Shanahan, Jr.

  S/Jack E. Thomas, Jr.                            Director                                             9/14/00
  ------------------------------------------                                                            --------------
  Jack E. Thomas, Jr.

                         LABARGE, INC. AND SUBSIDIARIES
                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES

                                                                                                             PAGE
                                                                                                             ----
      Consolidated Financial Statements
      ---------------------------------
      Independent Auditors' Report                                                                           19

      Consolidated Statements of Operations,                                                                 20
         Years Ended July 2, 2000, June
         27, 1999 and June 28, 1998

      Consolidated Balance Sheets,                                                                           21
         As of July 2, 2000 and
         June 27, 1999

      Consolidated Statements of Cash Flows,                                                                 22
         Years Ended July 2, 2000,
         June 27, 1999 and June 28, 1998

      Consolidated Statements of Stockholders' Equity,                                                       23
         Years Ended July 2, 2000,
         June 27, 1999 and June 28, 1998

      Notes to Consolidated Financial Statements                                                            24-42

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                      43-49

      Schedule II - Valuation and Qualifying Accounts                                                        50


All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

       Financial Statement of Investee Subsidiary
       ------------------------------------------
      Independent Auditors' Report                                                                           51

      Balance Sheets as of July 2, 2000 and June 27, 1999                                                    52

      Statement of Operations, Year Ended July 2, 2000
        And the period from July 22, 1998 (inception) through June 27, 1999                                  53

      Statement of Members' Equity as of July 2, 2000 and June 27, 1999                                      54

      Statement of Cash Flows, Year Ended July 2, 2000
        And the period from July 22, 1998 (inception) through June 27, 1999                                  55

      Notes to Financial Statements as of July 2, 2000 and June 27, 1999                                    56-59

                                  LaBarge, Inc.

                             SELECTED FINANCIAL DATA
                  (dollars in thousands except per share data)

                                                                               YEAR ENDED
                                              -----------------------------------------------------------------------------
                                                  JULY 2,        June 27,        June 28,        June 29,       June 30,
                                                   2000            1999            1998            1997           1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                       $   79,614      $   78,577      $   95,629     $    96,666     $   75,060
Pretax (loss) earnings from
 continuing operations                          $   (1,880)     $   (3,909)     $    7,762     $     7,001     $    3,771
Net (loss) earnings from
  continuing operations                         $   (1,551)     $   (3,280)     $    4,898     $     7,735     $    3,540
---------------------------------------------------------------------------------------------------------------------------

Discontinued Operations:
 Income (loss) from operations,
  net of taxes                                  $      293      $      200       $    (134)    $        -      $        -
 Gain on disposal, net of taxes                      2,833               -               -              -               -

  Net earnings (loss)                                1,575          (3,080)          4,764           7,735          3,540

BASIC EARNINGS (LOSS) PER SHARE:
  Net (loss) income from
    continuing operations                       $     (.11)     $     (.22)      $     .32     $       .50     $      .23
  Net income (loss) from
    discontinued operations                            .22             .02            (.01)              -              -
---------------------------------------------------------------------------------------------------------------------------
  BASIC NET EARNINGS (LOSS)                     $      .11      $     (.20)     $      .31     $       .50     $      .23
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
  Net (loss) income from
    continuing operations                       $     (.11)     $     (.22)     $      .31     $       .49     $      .23
  Net income (loss) from
    discontinued operations                            .22             .02            (.01)              -              -
---------------------------------------------------------------------------------------------------------------------------
  DILUTED NET EARNINGS (LOSS)                   $      .11      $     (.20)     $      .30     $       .49     $      .23
---------------------------------------------------------------------------------------------------------------------------

Total assets                                    $   68,733      $   59,654      $   58,992     $    43,459     $   41,550
Long-term debt                                  $   15,025      $   20,290      $   10,163     $     5,101     $   10,419
---------------------------------------------------------------------------------------------------------------------------


Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, refinancings, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The disposal of the Company's interest in LaBarge Clayco Wireless was reported as a discontinued operation. Accordingly, the operating results of LaBarge Clayco Wireless in fiscal years 1998, 1999 and 2000 are reported as discontinued operations.

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of September 7, 2000, there were approximately 3,151 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2000 and 1999, as reported by the American Stock Exchange.


     1999-2000                                           HIGH                             LOW
                                                         ----                             ---
     July -- September                                   2 7/16                           1  1/2
     October -- December                                 2  1/4                           1 1/16
     January -- March                                    3 7/15                           2 1/16
     April -- June                                       2 11/16                          1  5/8

     1998-99                                             HIGH                             LOW
                                                         ----                             ---
     July -- September                                   5 3/8                            3 3/16
     October -- December                                 3 15/16                          3
     January -- March                                    3 3/8                            2 1/4
     April -- June                                       2 3/4                            2 1/16

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of July 2, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2000, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
--------------------------
St. Louis, Missouri
August 11, 2000

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands except per-share data)

                                                                                            YEAR ENDED
                                                                     ---------------------------------------------------------
                                                                            JULY 2,            June 27,           June 28,
                                                                             2000                1999               1998
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                $    79,614          $    78,577         $    95,629
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                                             61,666               62,692              73,446
    Selling and administrative expense                                        16,196               12,978              13,579
    (Gain) loss due to impairment of assets                                   (2,300)               4,573                   -
    Interest expense                                                           2,092                1,384                 955
    Loss from NotiCom                                                          4,172                1,221                   -
    Other income, net                                                           (332)                (362)               (113)
------------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations before
  income taxes                                                                (1,880)              (3,909)              7,762
Income tax (benefit) expense                                                    (329)                (629)              2,864
------------------------------------------------------------------------------------------------------------------------------

Net (loss) income from continuing operations                                  (1,551)              (3,280)              4,898
------------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
    Income (loss) from operations, (less applicable
      income taxes of $172, $118 and benefit of $78                              293                  200                (134)
      for 2000, 1999 and 1988, respectively)
    Gain on disposal (less applicable income taxes
      of $406)                                                                 2,833                   -                    -
------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                                      $     1,575          $    (3,080)        $     4,764
==============================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE:
    Net (loss) income from continuing operations                         $      (.11)         $      (.22)        $       .32
    Net income (loss) from discontinued operations                               .22                  .02                (.01)
------------------------------------------------------------------------------------------------------------------------------
    BASIC NET EARNINGS (LOSS)                                            $       .11          $      (.20)        $       .31
------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                             14,783               15,157              15,604
==============================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE:
    Net (loss) income from continuing operations                         $      (.11)         $      (.22)        $       .31
    Net income (loss) from discontinued operations                               .22                  .02                (.01)
------------------------------------------------------------------------------------------------------------------------------
    DILUTED NET EARNINGS (LOSS)                                          $       .11          $      (.20)        $       .30
------------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                                     14,783               15,157              15,723
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands except per share data)

                                                                                         JULY 2,              June 27,
                                                                                           2000                 1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $        734           $        462
    Accounts and notes receivable, net                                                       17,813                 10,253
    Inventories                                                                              22,232                 15,080
    Prepaid expenses                                                                            864                    728
    Deferred tax assets, net                                                                  1,205                    664
    Current assets of discontinued operations                                                     -                  3,284
----------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT ASSETS                                                            $     42,848           $     30,471
----------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           12,683                 12,940
DEFERRED TAX ASSETS, NET                                                                      2,526                  1,818
INVESTMENT IN NOTICOM                                                                             -                  2,780
INTANGIBLE ASSETS, NET                                                                        5,516                  6,941
OTHER ASSETS, NET                                                                             5,160                  4,451
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                                     -                    253
----------------------------------------------------------------------------------------------------------------------------

                                                                                       $     68,733           $     59,654
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                              $      9,730           $        130
    Current maturities of long-term debt                                                      1,823                  1,771
    Trade accounts payable                                                                    8,228                  4,113
    Accrued employee compensation                                                             5,075                  3,873
    Other accrued liabilities                                                                 2,763                  2,845
    Current liabilities of discontinued operations                                                -                  2,552
----------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                                       $     27,619           $     15,284
----------------------------------------------------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES                                                                     316                      -
LONG-TERM DEBT                                                                                9,284                 15,866
SUBORDINATED DEBT                                                                             5,741                  4,424
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value. Authorized 40,000,000
    shares; issued 15,773,253 shares at July 2, 2000 and
    15,711,395 at June 27, 1999, including shares in treasury                                   158                    157
Additional paid-in capital                                                                   13,722                 13,615
Retained earnings                                                                            14,978                 13,403
Less cost of common stock in treasury, 921,199 shares at
  July 2, 2000 and 955,853 shares at June 27, 1999                                           (3,085)                (3,095)
----------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                               25,773                 24,080
----------------------------------------------------------------------------------------------------------------------------

                                                                                       $     68,733           $     59,654
============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                    YEAR ENDED
                                                                                ---------------------------------------------------
                                                                                     JULY 2,           June 27,         June 28,
                                                                                      2000               1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                $    1,575        $   (3,080)       $   4,764
    Adjustments to reconcile net cash (used) provided by
     operating activities:
       (Gain) loss due to impairment of assets                                           (100)            4,573                -
       (Gain) loss on disposal of discontinued operations                              (2,833)                -                -
       Net (earnings) loss from discontinued operations                                  (293)             (200)             134
       Loss from NotiCom and amortization of technology                                 4,172             1,221                -
       Depreciation and amortization                                                    2,846             1,965            1,343
       Deferred taxes                                                                  (1,249)             (395)           2,339
         Other                                                                            (38)               16                -
    Changes in assets and liabilities, net of acquisitions:
          Accounts and notes receivable, net                                           (7,866)            4,440           (4,184)
          Inventories                                                                  (7,152)            3,053           (3,960)
          Prepaid expenses                                                               (136)               (4)              23
          Trade accounts payable                                                        4,115            (1,435)            (344)
          Accrued liabilities and other                                                 1,535              (310)             484
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY CONTINUING OPERATIONS                                      (5,424)            9,844              599
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                                       402               152             (438)
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                       (5,022)            9,996              161
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                             (1,428)           (3,250)          (8,125)
Additions to other assets                                                                (307)             (748)          (2,299)
Investment in other companies                                                          (1,392)           (2,585)            (519)
Investment in technology                                                                    -            (1,686)               -
Cash (used) provided by investing activities --
  discontinued operations                                                                 (68)             (102)             566
Proceeds from disposal of discontinued operations                                       4,284                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                   1,089            (8,371)         (10,377)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional investment by minority interest                                                  -                 -              300
Additions to long-term debt                                                             1,318             5,960            6,200
Repayments of long-term debt                                                           (6,531)             (953)          (1,066)
Sale (purchase) of common stock                                                           118            (2,482)            (665)
Net change in short-term borrowings, net of acquisitions                                9,600            (4,140)           3,770
Net change in short-term debt of discontinued operations                                 (300)              (50)             750
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                        4,205            (1,665)           9,289
-----------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      272               (40)            (927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            462               502            1,429
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     734         $     462        $     502
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands except share data)



                                                 COMMON STOCK             ADDITIONAL                         TREASURY STOCK
                                                 ------------              PAID-IN      RETAINED             --------------
                                             SHARES        PAR VALUE       CAPITAL      EARNINGS         SHARES          COST
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 29, 1997                     15,658,280     $      156      $   13,468   $   11,919          (50)      $       -

Net earnings                                          -              -               -        4,764            -               -
Purchase of common to
  treasury                                            -              -               -            -     (163,599)           (665)
--------------------------------------------------------------------------------------------------------------------- -------------
BALANCE AT JUNE 28, 1998                     15,658,280     $      156      $   13,468   $  16,683      (163,649)      $    (665)

Net loss                                              -              -               -      (3,080)            -               -

Issued for the Employee
  Stock Purchase Plan                            53,115              1             147           -             -               -
Exercise of stock options                             -              -               -        (200)       65,000             272
Purchase of common
  to treasury                                         -              -               -           -      (857,204)         (2,702)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1999                     15,711,395     $      157      $   13,615   $   13,403     (955,853)      $  (3,095)

NET EARNINGS                                          -              -               -        1,575            -               -
ISSUED FOR THE EMPLOYEE
  STOCK PURCHASE PLAN                            61,858              1             107            -       70,082             135
EXERCISE OF STOCK OPTIONS                             -              -               -            -       70,000             145
PURCHASE OF COMMON
  TO TREASURY                                         -              -               -            -     (105,428)           (270)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 2000                      15,773,253     $      158      $   13,722   $   14,978     (921,199)      $  (3,085)
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 2, 2000, June 27, 1999 and June 28, 1998


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company's financial results reflect the following primary business activities:

The Manufacturing Services Group is the Company's core electronics manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets. In fiscal 2000, the Company derived approximately 98% of its total revenue from this business activity.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The Network Technologies Group is the Company's newest business activity. This group was started in fiscal 1999 with the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. The group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2000, the Company derived approximately 2% of its total revenue from this business activity.

LaBarge Clayco Wireless, L.L.C. ("LaBarge Clayco Wireless") was a joint venture of LaBarge and Clayco Construction Company that provided turnkey construction, engineering and equipment installation services for the wireless telecommunications industry.

On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

NotiCom L.L.C. ("NotiCom") is a joint venture of LaBarge and Global Research Systems, Inc. of Rome, Georgia, formed in fiscal 1999. During the latter part of fiscal 2000 it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down, was $4.2 million in fiscal 2000.

See Note 2, "Acquisitions, Discontinued Operations and Investments."

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

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2000 consisted of 53 weeks, while fiscal years 1999 and 1998 consisted of 52 weeks.

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

EMPLOYEE BENEFIT PLANS
The Company has a contributory savings plan covering certain employees. The Company's policy is to expense and fund savings plan costs as incurred.

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

GOODWILL AND OTHER LONG-LIVED ASSETS
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and investments in technologies, are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited. The Company amortizes these assets over a three to 10-year life. Impairment losses are recorded on goodwill and other long-lived assets when indicators of impairment are present. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values.

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

NEW ACCOUNTING STANDARDS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was to be effective for the Company for this year ending June 2000. However, in June 1999, SFAS 137, "Accounting for Derivative Financial Instruments and Hedging Activities:
Deferral of Effective Date of FASB Statement No. 133," was issued which delays the implementation of SFAS 133, which is now effective for the Company for the year ending June 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities and Amendment of FASB Statement No. 133."

The Company does not foresee the adoption of SFAS Nos. 133 and 138 as materially impacting the Company's consolidated financial statement, the results of operations or the notes thereto.


2.  ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

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

On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. The value of 310,000, $1.3 million, shares is included in other current liabilities at June 27, 1999. The Company recorded goodwill of $6.8 million in this transaction which is being amortized over seven years.

On June 12, 2000, the Company called the 310,000 shares of LaBarge-OCS, Inc. stock per its Call Agreement and exchanged the shares for $1.3 million of 7.5% Notes.

During fiscal 2000, the Company determined it is more likely than not the benefit of the deferred tax assets obtained in the OCS acquisition will be realized. Therefore, the Company reduced the deferred tax asset valuation allowance by $517,000 during fiscal 2000, with a corresponding reduction in goodwill.

The Company used the purchase-method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

NotiCom L.L.C. Joint Venture
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. ("Global") of Rome, Georgia formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. Since inception, NotiCom has concentrated on developing BusCall(TM), to provide impending arrival information on school buses. Throughout its history, NotiCom has been a development-stage company.

LaBarge and Global each initially had a 50% interest in NotiCom. For its interest, LaBarge invested $1.8 million cash in NotiCom, along with $500,000 of development services. In addition, LaBarge paid Global $1.7 million for a 50% interest in the underlying intellectual properties and, together, LaBarge and Global licensed the technology to NotiCom. This investment was accounted for using the equity method.

The Company has contributed 100% of the cash required from the partners for the operation of NotiCom. As a result, the Company recognizes as its share of the joint venture's losses, the larger of its equity percentage in the joint venture or the cash loss (net loss excluding non-cash amortization) of the joint venture. During fiscal 2000, LaBarge made additional cash contributions totaling $705,000 and invested equipment and services valued at $687,000.

During the later part of fiscal 2000 it was determined that significant additional investment would be required to continue development of the BusCall product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000.

DISCONTINUED OPERATIONS
LaBarge Clayco Wireless, L.L.C.
In fiscal 1996, LaBarge Clayco Wireless L.L.C. ("LaBarge Clayco Wireless"), a 50%/50% joint venture with Clayco Construction Company ("Clayco") of St. Louis, Missouri, was formed. In the second quarter of fiscal 1998, the Company increased its ownership of LaBarge Clayco Wireless to 51%. In the second quarter of fiscal 1999, the Company purchased from Clayco an additional 39% of LaBarge Clayco Wireless for $300,000 to increase its ownership to 90%. The investment was previously recorded using the equity method.

On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

LaBarge Clayco Wireless has been accounted for as a discontinued operation.

INVESTMENTS
On June 2, 1999, Transmedica International, Inc. ("Transmedica") defaulted on the payment of a $2.0 million note due the Company. As a result, the Company reevaluated the value of its assets related to Transmedica and elected to reserve the full amount ($4.6 million), while it continued efforts to recover amounts owed it.

In December 1999, the Company settled pending litigation with Transmedica. In the settlement, LaBarge received $2.2 million cash, plus stock and options of Norwood Abbey, Ltd. with an estimated value of $100,000. Norwood Abbey is the Australia-based provider of medical devices that acquired Transmedica.


3.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                             JULY 2,                  June 27,
                                                                               2000                     1999
-----------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                $   17,128                $    9,570
Less allowance for doubtful accounts                                             172                       347
-----------------------------------------------------------------------------------------------------------------------
Trade receivables, net                                                        16,956                     9,223

Notes receivable                                                                 -                       2,000
Less allowance for doubtful notes                                                -                       2,000
-----------------------------------------------------------------------------------------------------------------------
Notes receivable, net                                                            -                         -

Income tax receivable                                                            -                         863
Other current receivables                                                        857                       167
-----------------------------------------------------------------------------------------------------------------------
                                                                          $   17,813                $   10,253
=======================================================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Other current receivables include $331,000 of customer payments to be received as a settlement under a prior claim for material.

4.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                      JULY 2,                       June 27,
                                                                        2000                          1999
-----------------------------------------------------------------------------------------------------------------------
Raw materials                                                       $   12,348                     $    9,472
Work in progress                                                        10,210                          6,742
-----------------------------------------------------------------------------------------------------------------------
                                                                        22,558                         16,214
Less progress payments                                                     326                          1,134
-----------------------------------------------------------------------------------------------------------------------
                                                                    $   22,232                     $   15,080
=======================================================================================================================

In accordance with contractual agreements, the U.S. Government has a security interest in the inventories identified with related contracts for which progress payments have been received.


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

                                                                                                        Estimated
                                                         JULY 2,                June 27,               useful life
                                                          2000                    1999                  in years
-----------------------------------------------------------------------------------------------------------------------
Land                                                   $    2,457              $    2,457                   -
Building and improvements                                   7,888                   6,316                 5-33
Leasehold improvements                                      2,026                   1,825                 2-10
Machinery and equipment                                     9,771                   9,195                 5-20
Furniture and fixtures                                      1,630                   1,561                 5-20
Computer equipment                                          1,951                   1,711                   3
Construction in progress                                       65                   1,423                   -
-----------------------------------------------------------------------------------------------------------------------
                                                           25,788                  24,488
Less accumulated depreciation                              13,105                  11,548
------------------------------------------------------------------------------------------------
                                                       $   12,683              $   12,940
================================================================================================

Depreciation expense was $1.7 million and $1.5 million for the fiscal years ended July 2, 2000 and June 27, 1999, respectively.


6.  INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                           JULY 2,                                June 27,
                                                             2000                                   1999
-----------------------------------------------------------------------------------------------------------------------
Software                                                  $   1,366                             $    1,124
Patents                                                          91                                     73
Goodwill                                                      6,685                                  7,214
-----------------------------------------------------------------------------------------------------------------------
                                                              8,142                                  8,411
Less amortization                                             2,626                                  1,470
-----------------------------------------------------------------------------------------------------------------------
                                                          $   5,516                             $    6,941
=======================================================================================================================

During fiscal 2000, the Company determined it is more likely than not the benefit of the deferred tax assets obtained in the OCS acquisition will be realized. Therefore, the Company reduced the deferred tax asset valuation allowance by $517,000 during fiscal 2000, with a corresponding reduction in goodwill.

Amortization expense was $1.2 million and $448,000 for the fiscal years ended July 2, 2000 and June 27, 1999, respectively.


7.  INVESTMENT IN NOTICOM

Investment in NotiCom is summarized as follows:
(dollars in thousands)

                                                                 JULY 2,                          June 27,
                                                                   2000                             1999
-----------------------------------------------------------------------------------------------------------------------
Investment in technology                                       $      -                         $    1,686
Less amortization                                                     -                                237
-----------------------------------------------------------------------------------------------------------------------
Investment in technology, net                                         -                              1,449

Investment in joint venture                                    $    3,707                            2,315
Less loss in joint venture                                          3,707                              984
-----------------------------------------------------------------------------------------------------------------------
Investment in joint venture                                           -                              1,331
                                                               $      -                         $    2,780
=======================================================================================================================

The investments in joint venture and technology pertain to NotiCom and its related advance notification technology. NotiCom statements are presented in "Financial Statements of Investee Subsidiary." At fiscal year-end, NotiCom's total assets were $2.0 million; total liabilities were $2.1 million; and results of operations was a loss of $3.5 million.

For additional information about investment in joint ventures, please see Note 2 in "Notes to Consolidated Financial Statements."


8.  OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                                            JULY 2,                    June 27,
                                                                              2000                       1999
-----------------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                              $    3,618                  $    2,903
Deposits, licenses and other                                                   1,429                       1,555
Investments in businesses                                                        136                         -
-----------------------------------------------------------------------------------------------------------------------
                                                                          $    5,183                  $    4,458

Less amortization                                                                 23                           7
-----------------------------------------------------------------------------------------------------------------------
                                                                          $    5,160                  $    4,451
=======================================================================================================================

Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd. Please see Note 2 to "Notes to Consolidated Financial Statements" for additional information.

9.  SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                                       JULY 2,              June 27,
                                                                                        2000                  1999
--------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreement:
    Balance at year-end                                                             $      9,730           $       130
    Interest rate at year-end                                                               9.45%                 6.50%
    Average amount of short-term borrowings
      outstanding during period                                                     $      4,612           $     1,681
    Average interest rate for period                                                        9.03%                 6.69%
    Maximum short-term borrowings at any month-end                                  $     10,590           $     6,390
==========================================================================================================================

Senior long-term debt:
  Senior lender:
    Term loan                                                                       $      3,908                10,214
    Mortgage loan                                                                          5,992                 6,082
  Other                                                                                    1,207                 1,341
--------------------------------------------------------------------------------------------------------------------------
Total senior long-term debt                                                               11,107                17,637
Less current maturities                                                                    1,823                 1,771
--------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                             $      9,284           $    15,866
==========================================================================================================================
Subordinated debt                                                                   $      5,741           $     4,424
==========================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 2000, 1999 and 1998 were $2.1 million, $1.5 million and $773,000, respectively.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:
- A term loan, with a current balance of $3.9 million, requiring repayments of $393,000 of principal quarterly. This loan matures in September 2005.

- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of July 2, 2000, the maximum allowable was $15.0 million. The revolver borrowing at fiscal year-end was $9.7 million, and letters of credit outstanding totaled $1.5 million. Unused revolving credit available at July 2, 2000, was $3.8 million. This credit facility matures in February 2001. It is the Company's intention to renew or replace this credit facility.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and EBITDA in relation to debt and, in addition, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and twelve months ended July 2, 2000.

- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of year-end, the average rate was approximately 9.03%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

OTHER LONG-TERM DEBT:
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at June 2000 was $1.2 million.

     Subordinated Convertible Notes:
     On March 2, 1999, the Company, through its subsidiary LaBarge-OCS, Inc., purchased the remaining 90% of OCS for $5.6 million by (1) exchanging its Subordinated Convertible Notes ("Notes") due June 2003 in the principal amount of $4.3 million for the outstanding shares of OCS, and (2) exchanging 310,000 shares of LaBarge-OCS, Inc. common stock for outstanding options to purchase OCS common shares. The Notes bear interest at 7.5% per annum payable quarterly beginning June 29, 1999, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. The 310,000 shares of LaBarge-OCS, Inc. common stock were exchanged for $1.3 million of Notes in June 2000.

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in August 1998. This agreement swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, $8.2 million at July 2, 2000, amortizes quarterly to match the quarterly payment under the existing bank term loan. This agreement expires in September 2005.

OTHER LONG-TERM LIABILITIES:
Other long-term liabilities are deferred revenues associated with the proprietary ScadaNET Network and represents prepaid communication services.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2001..........................................................  $1,823
                  2002.........................................................    1,785
                  2003.........................................................    6,729
                  2004........................................................       223
                  2005.........................................................      223

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

Rental expense under operating leases is as follows:
(dollars in thousands)

                                                                                     YEAR ENDED
                                                          -------------------------------------------------------------
                                                                 JULY 2,              June 27,            June 28,
                                                                   2000                 1999                1998
-----------------------------------------------------------------------------------------------------------------------
Initial term of more than one year                              $  1,207              $   1,078            $   1,098
Short-term rentals                                                   201                    370                  363
-----------------------------------------------------------------------------------------------------------------------
                                                                $   1,408             $   1,448            $   1,461
=======================================================================================================================

At July 2, 2000, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:
(dollars in thousands)

                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2001......................................................... $   1,222
                  2002.......................................................         905
                  2003.......................................................         405
                  2004.......................................................         118
                  2005.......................................................         152

                  ---------------------------------------------------------------------------


11.  EMPLOYEE BENEFIT PLANS

The Company has a contributory savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 2000, 1999 and 1998, Company matching contributions were $264,000, $261,000 and $229,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for 2000, 1999 and 1998.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan has decreased the last three years due to growth in cash value life insurance policies the Company purchased. The costs was $(221,000), $123,000 and $132,000 for the Company-owned insurance in fiscal years 2000, 1999 and 1998, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.4 million at July 2, 2000 compared with $1.0 million at June 27, 1999.

The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $1.6 million at July 2, 2000 versus $1.6 million at June 27, 1999.

On July 1, 1998, the Company started an employee stock purchase plan that allows any eligible employee to purchase common stock at 15% below the market price as of the first or last day of the quarter, whichever is lower at the end of each quarter. In fiscal 2000, 131,940 shares were purchased by employees in the amount of $243,000, which cost the Company approximately $36,000.


12.  OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

                                                                                    YEAR ENDED
                                                         --------------------------------------------------------------
                                                                JULY 2,              June 27,             June 28,
                                                                 2000                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Interest income                                                $     43             $     75              $    43
Property rental income                                              871                  766                  314
Property rental expense                                            (549)                (473)                (275)
Other, net                                                          (33)                  (6)                  31
-----------------------------------------------------------------------------------------------------------------------
                                                               $    332             $    362              $   113
=======================================================================================================================

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

At July 2, 2000, the future minimum rental income under leases with tenants in excess of one year is as follows:
(dollars in thousands)

                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2001.......................................................... $   869
                  2002..........................................................     867
                  2003..........................................................     822
                  2004..........................................................     827
                  2005..........................................................     838

                  ---------------------------------------------------------------------------

13.  INCOME TAXES

Total income tax (benefit) was allocated as follows:
(dollars in thousands)

                                                            CURRENT               DEFERRED               TOTAL
                                                    -------------------------------------------------------------------
YEAR ENDED JULY 2, 2000:
CONTINUING OPERATIONS:
    U.S. FEDERAL                                           $     (23)            $     (202)          $      (225)
    STATE AND LOCAL                                               (4)                  (100)                 (104)
-----------------------------------------------------------------------------------------------------------------------
                                                           $     (27)            $     (302)          $      (329)
DISCONTINUED OPERATIONS:
    U.S. FEDERAL                                           $     837             $     (348)          $       489
    STATE AND LOCAL                                              171                    (82)                   89
-----------------------------------------------------------------------------------------------------------------------
                                                           $   1,008             $     (430)          $       578
TOTAL:
    U.S. FEDERAL                                           $     814             $     (550)          $       264
    STATE AND LOCAL                                              167                   (182)                  (15)
-----------------------------------------------------------------------------------------------------------------------
                                                           $     981             $     (732)          $       249
=======================================================================================================================

Year ended June 27, 1999:
Continuing operations:
    U.S. Federal                                           $    (183)            $     (272)          $      (455)
    State and Local                                              (22)                  (152)                 (174)
-----------------------------------------------------------------------------------------------------------------------
                                                           $    (205)            $     (424)          $      (629)
Discontinued operations:
    U.S. Federal                                           $      76             $       25           $       101
    State and Local                                               13                      4                    17
-----------------------------------------------------------------------------------------------------------------------
                                                           $      89             $       29           $       118
Total:
    U.S. Federal                                           $    (107)            $     (247)          $      (354)
    State and Local                                               (9)                  (148)                 (157)
-----------------------------------------------------------------------------------------------------------------------
                                                           $    (116)            $     (395)          $      (511)
=======================================================================================================================

Year ended June 28, 1998:
Continuing operations:
    U.S. Federal                                           $     174             $    2,398           $     2,572
    State and Local                                              358                    (66)                  292
-----------------------------------------------------------------------------------------------------------------------
                                                           $     532             $    2,332           $     2,864
Discontinued operations:
    U.S. Federal                                           $     (72)            $        6           $       (66)
    State and Local                                              (13)                     1                   (12)
-----------------------------------------------------------------------------------------------------------------------
                                                           $     (85)            $        7           $       (78)
Total:
    U.S. Federal                                           $     102             $    2,404           $     2,506
    State and Local                                              345                    (65)                  280
-----------------------------------------------------------------------------------------------------------------------
                                                           $     447             $    2,339           $     2,786
=======================================================================================================================

Income tax (benefit) expense from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)

                                                                        JULY 2,        June 27,         June 28,
                                                                         2000            1999             1998
-----------------------------------------------------------------------------------------------------------------------
Computed "expected" tax (benefit) expense                             $    (639)      $   (1,329)     $    2,639
Increase (reduction) in income taxes resulting from:
   Change in valuation allowance                                            -                851             -
   State and local tax                                                      (69)            (115)            193
   Goodwill                                                                 333              117             -
   Other                                                                     46             (153)             32
-----------------------------------------------------------------------------------------------------------------------
                                                                      $    (329)      $     (629)     $    2,864
=======================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                          JULY 2,                   June 27,
                                                                            2000                      1999
-----------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Inventories due to additional costs inventoried
   For tax purposes pursuant to the Tax Reform
   Act of 1986 and inventory reserves                                    $    492                  $     500
Deferred compensation                                                         603                        486
Investment in NotiCom                                                       1,521                        147
Other                                                                         604                        626
Capital loss carryforwards                                                    -                          851
Net operating loss carryforwards                                              294                        606
Tax credit carryforwards                                                      422                        821
-----------------------------------------------------------------------------------------------------------------------
         TOTAL GROSS DEFERRED TAX ASSETS                                    3,936                      4,037
         LESS VALUATION ALLOWANCE                                             -                        1,368
-----------------------------------------------------------------------------------------------------------------------

         DEFERRED TAX ASSETS                                             $  3,936                  $   2,669
-----------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES:
Property, plant and equipment, principally
   Due to differences in depreciation and
   Capitalized interest                                                      (205)                      (187)
-----------------------------------------------------------------------------------------------------------------------

         TOTAL GROSS DEFERRED TAX LIABILITIES                                (205)                      (187)
-----------------------------------------------------------------------------------------------------------------------

         NET DEFERRED TAX ASSETS                                         $  3,731                     $2,482
=======================================================================================================================

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The net change in the total valuation allowance for the years ended July 2, 2000 and June 27, 1999 was a decrease of $1.4 million and an increase of $1.4 million, respectively. For the year ended July 2, 2000, $851,000 of the decrease in valuation allowance is attributable to capital loss carryforwards which the Company will utilize as a result of the sale of LaBarge Clayco Wireless. The remaining decrease of $517,000 relates to deferred tax assets of OCS for which a valuation reserve was recorded at acquisition by the Company. During fiscal year 2000, the Company determined it is more likely than not that the benefits of these deferred tax assets will be realized. The reduction in the valuation allowance resulted in a corresponding reduction in goodwill. Net operating loss carryforwards are available to offset future tax income through fiscal year 2019.

The Company has alternative minimum and investment tax credit carryforwards of approximately $422,000 that are available to reduce future regular federal income taxes. Total cash receipts and payments for federal and state income taxes in all years presented were $(863,000) for fiscal 2000, $617,000 for fiscal 1999 and $270,000 for fiscal 1998.


14.  EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                 JULY 2,              June 27,             June 28,
                                                                   2000                 1999                 1998
-----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
Net earnings (loss) from continuing operations                 $   (1,551)          $   3,280)            $     4,898
Discontinued operations                                             3,126                 200                    (134)
Net earnings (loss)                                            $    1,575           $   3,080)            $     4,764
-----------------------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
  BASIC EARNINGS (LOSS) PER SHARE:
    Net (loss) income from continuing operations               $     (.11)          $    (.22)            $      .32
    Income (loss) from discontinued operations                        .22                 .02                   (.01)
-----------------------------------------------------------------------------------------------------------------------
    BASIC NET EARNINGS (LOSS)                                  $      .11           $    (.20)            $      .31
-----------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                  14,783              15,157                 15,604
=======================================================================================================================
DENOMINATOR:
  DILUTED EARNINGS (LOSS) PER SHARE:
    Net (loss) income from continuing operations               $     (.11)          $     (.22)           $      .31
    Income (loss) from discontinued operations                        .22                  .02                  (.01)
-----------------------------------------------------------------------------------------------------------------------
    DILUTED NET EARNINGS (LOSS)                                $      .11           $     (.20)           $      .30
-----------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                  14,783               15,157                15,723
=======================================================================================================================

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

The fair value of the interest rate swap agreement at July 2, 2000 was approximately $220,000. The fair value of the interest rate swap agreement is based upon market quotes from counterparties.

The Company has examined amounts outstanding under the senior secured loan agreement, the Mortgage Loan, the Industrial Revenue Bonds and the Subordinated Convertible Notes and determined that carrying amounts recorded on the financial statements are consistent with the estimated fair value as of July 2, 2000.

16.  BUSINESS SEGMENT INFORMATION

BUSINESS SEGMENTS:
(dollars in thousands)

  NET SALES TO CUSTOMERS:

                                                                                    YEAR ENDED
                                                          ---------------------------------------------------------------
                                                                JULY 2,             June 27,              June 28,
                                                                 2000                 1999                  1998
                                                          ---------------------------------------------------------------
Manufacturing Services Group                                  $  78,271             $   78,518             $   95,629
Network Technologies Group                                        1,343                     59                    -
-------------------------------------------------------------------------------------------------------------------------

                                                              $  79,614             $   78,577             $   95,629
=========================================================================================================================


EARNINGS (LOSS):

                                                                                    YEAR ENDED
                                                          ---------------------------------------------------------------
                                                                JULY 2,              June 27,              June 28,
                                                                  2000                 1999                  1998
                                                          ---------------------------------------------------------------
Pretax earnings (loss) from continuing operations:

Manufacturing Services Group                                   $  5,432              $   4,172             $   8,522
Gain (loss) due to impairment of assets                           2,300                 (4,573)                  -
-------------------------------------------------------------------------------------------------------------------------
Total Manufacturing Services Group                                7,732              $    (401)            $   8,522

Network Technologies Group                                        (1,966)            $    (635)            $     -
NotiCom                                                           (4,172)               (1,221)                  -
Corporate and other items                                         (1,382)                 (268)                  195
Interest expense                                                  (2,092)               (1,384)                 (955)
-------------------------------------------------------------------------------------------------------------------------

NET (LOSS) EARNINGS FROM
  CONTINUING OPERATIONS BEFORE TAX                             $  (1,880)            $  (3,909)            $   7,762
INCOME TAX (BENEFIT) EXPENSE                                        (329)                 (629)                2,864
NET (LOSS) EARNINGS FROM
  CONTINUING OPERATIONS                                           (1,551)               (3,280)                4,898
-------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Income from operations, net of taxes                         $    293              $     200             $    (134)
  Gain on disposal, net of taxes                                  2,833                    -                     -
-------------------------------------------------------------------------------------------------------------------------

                                                               $  1,575              $  (3,080)            $   4,764
=========================================================================================================================



                                               DEPRECIATION & AMORTIZATION                            INVESTMENTS &
                                                        EXPENSE                                    CAPITAL EXPENDITURES
                                                       YEAR ENDED                                       YEAR ENDED
                                         -----------------------------------------      --------------------------------------------
                                            JULY 2,       June 27,     June 28,            JULY 2,       June 27,        June28,
                                              2000          1999         1998               2000           1999            1998
                                         -----------------------------------------      --------------------------------------------
Manufacturing Services Group               $   1,378     $   1,168    $     923           $   1,048     $   2,789       $    2,861
Network Technologies Group                     1,011           344           -                  139            23               -
Investment in NotiCom                          1,449           237           -                1,392         4,001               -
Corporate and other items                        457           453          433                 664         1,195            7,301
----------------------------------------------------------------------------------      --------------------------------------------

                                           $   4,295     $   2,202    $   1,356           $   3,243     $   8,008       $   10,162
==================================================================================      ============================================

                                                                            TOTAL ASSETS
                                                                             YEAR ENDED
                                                   --------------------------------------------------------------
                                                          JULY 2,             June 27,            June 28,
                                                           2000                 1999                1998
                                                   --------------------------------------------------------------
  Manufacturing Services Group                           $   45,283            $   30,752        $   45,594
  Network Technologies Group                                  5,878                 6,691                -
  Investment in NotiCom                                         -                   2,780                -
  Corporate and other items                                  17,572                15,894            10,929
  Discontinued operations                                       -                   3,537             2,469
  ---------------------------------------------------------------------------------------------------------------

                                                         $   68,733            $   59,654        $   58,992
  ===============================================================================================================

GEOGRAPHIC INFORMATION
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended July 2, 2000, June 27, 1999 and June 29, 1997 follow:

           Customer                                          2000                  1999               1998
           ----------------------------------------------------------------------------------------------------
           1...........................................       18%                   28%                28%
           2...........................................       13                    15                 17
           3...........................................       12                     -                  -
           ----------------------------------------------------------------------------------------------------


17.  LITIGATION AND CONTINGENCIES

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

The Company does not believe that this case will have a material adverse effect on the financial condition or results of operations of the Company.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands except per share data)

2000                                                              FIRST           SECOND           THIRD         FOURTH
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $    14,131      $    17,552     $    22,139    $   25,792
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                      11,670           14,192          16,923        18,881
Selling and administrative expense                                  3,686            3,634           3,920         4,956
(Gain) loss due to impairment of assets                                -            (2,300)             -             -
 Interest expense                                                     446              489             550           607
Loss from NotiCom                                                     520              632             462         2,558
Other (income) expense, net                                           (71)            (110)            (54)          (97)
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings from continuing
  operations before income taxes                                   (2,120)           1,015             338        (1,113)
Income tax (benefit) expense                                         (780)             337             209           (95)
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings from
  continuing operations                                        $   (1,340)     $       678     $       129    $   (1,018)
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
  Income from operations, net of taxes                                (58)              48             204           100
  Gain on disposal, net of taxes                                       -                -               -          2,833
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                (1,398)             726     $       333         1,915
===========================================================================================================================

BASIC (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $     (.09)     $       .05     $       .01    $     (.07)
  Income from discontinued operations                                  -                -              .01           .20
---------------------------------------------------------------------------------------------------------------------------
  BASIC NET EARNINGS (LOSS)                                          (.09)             .05             .02           .13
---------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                  14,744           14,782          14,810        14,849
===========================================================================================================================

DILUTED (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $     (.09)     $       .05     $       .01    $     (.07)
  Income from discontinued operations                                  -                -              .01           .20
---------------------------------------------------------------------------------------------------------------------------
  DILUTED NET (LOSS) EARNINGS                                  $     (.09)     $       .05     $       .02    $      .13
---------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                          14,744           14,782          14,814        14,849
===========================================================================================================================

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (CONTINUED)

1999                                                              First           Second           Third         Fourth
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $   21,080      $    21,571     $   19,214     $   16,712
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                      16,385           17,036         15,595         13,676
Selling and administrative expense                                  3,046            3,301          3,193          3,438
(Gain) loss due to impaired assets                                     -                -              -           4,573
 Interest expense                                                     293              351            354            386
Loss from NotiCom                                                      28              244            243            706
Other (income) expense, net                                          (154)             (60)           (92)           (56)
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings from continuing
  operations before income taxes                                    1,482              699            (79)        (6,011)
Income tax expense (benefit)                                          546              259            (29)        (1,405)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) from
  continuing operations                                        $      936      $       440     $      (50)    $   (4,606)
---------------------------------------------------------------------------------------------------------------------------
Discontinued operations:
  Income from operations, net of taxes                         $       96      $       (29)    $      173     $      (40)

Net earnings (loss)                                            $    1,032      $       411     $      123     $   (4,646)
===========================================================================================================================

BASIC (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $      .06      $       .03     $       -      $     (.31)
  Income from discontinued operations                                 .01               -             .01              -
---------------------------------------------------------------------------------------------------------------------------
  BASIC NET EARNINGS (LOSS)                                    $      .07      $       .03     $      .01     $     (.31)
---------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                  15,455           15,311         15,022         14,837
===========================================================================================================================

DILUTED (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $      .06      $       .03     $       -      $     (.31)
  Income from discontinued operations                                 .01               -             .01             -
---------------------------------------------------------------------------------------------------------------------------
  DILUTED NET (LOSS) EARNINGS                                  $      .07      $       .03     $      .01     $     (.31)
---------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                          15,530           15,372         15,071         14,880
===========================================================================================================================

During the fiscal 1999 fourth quarter, the estimated life for amortization of the NotiCom technology was changed from 15 to three years. Please see Note 2 to "Notes to Consolidated Financial Statements" for additional information related to fiscal 2000 loss on NotiCom.

19.  STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

Information regarding these option plans for fiscal years 2000, 1999 and 1998:

                                                                                                                   WEIGHTED-
                                                           WEIGHTED-          NUMBER OF         WEIGHTED-           AVERAGE
                                         NUMBER OF          AVERAGE            SHARES            AVERAGE          FAIR VALUE
                                           SHARES        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE    GRANTED OPTION
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 29, 1997                296,775        $  3.42             155,000           $  1.26
Granted                                      75,513           5.98                 -                  -            $  2.86
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 27, 1998                372,288           3.94             205,000           $  1.97
Granted                                     123,000           3.49                 -                  -            $   .38
Exercised                                   (65,000)          1.24                 -                  -
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 27, 1999                430,288           4.22             231,775           $  4.03

CANCELED                                   (130,015)          3.97                 -                  -
GRANTED                                     689,355           2.50                 -                  -            $   .80
EXERCISED                                   (70,000)          1.35                 -                  -
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 2, 2000                 919,628        $  3.16             160,788           $  5.86
================================================================================================================================

The following table summarizes information about stock options outstanding:

                                  OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                                  -------------------                                          -------------------
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                                WEIGHTED-
                             NUMBER              REMAINING            AVERAGE              NUMBER              AVERAGE
       RANGE OF            OUTSTANDING          CONTRACTUAL           EXERCISE           EXERCISABLE           EXERCISE
    EXERCISE PRICES      AT JULY 2, 2000       LIFE (YEARS)            PRICE           AT JULY 2, 2000          PRICE
--------------------------------------------------------------------------------------------------------------------------------
  $   2.50 - 3.43            733,840               8.97               $ 2.59                  -                 $  -
      3.77 - 5.86            101,000               4.15                 4.70              76,000                 5.00
      5.97 - 7.24             84,788               3.76                 6.63              84,788                 6.63
--------------------------------------------------------------------------------------------------------------------------------

  $   2.50 - 7.24            919,628                                                     160,788
================================================================================================================================

All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's pro forma net earnings (loss) and diluted earnings (loss) per share for fiscal 2000 would have been $1.5 million and $.11 per share (the same as reported), respectively, and $(3.2) million and $(.21) per share, respectively, in fiscal 1999.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 7.0% expected dividend yield of 0%; expected life of three years; and, expected volatility of 58%.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
Statements contained in this Report which are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements involve risks and uncertainties. Future events and the Company's actual results could differ materially from those contemplated by those forward-looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward-looking statements are (but are not necessarily limited to) the following: the impact of increasing competition or deterioration of economic conditions in the Company's markets; cutbacks in defense spending by the U.S. Government; the outcome of litigation the Company is party to; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the Company's business; the availability, amount, type and cost of financing for the Company and any changes to that financing.

OVERVIEW
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 2000, the Company derived approximately 98% of its total revenues from this group.

     The group markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

     The backlog of unshipped orders in the Manufacturing Services Group increased to $62.7 million at fiscal 2000 year-end, compared to $42.7 million at fiscal 1999 year-end. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries.

- The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2000, the Company derived 2% of its total revenues from this group.

SIGNIFICANT EVENTS
  Recent significant events include:

- During the second fiscal quarter, LaBarge settled its disputes with Transmedica International, Inc., resulting in a pretax gain of $2.3 million. In the settlement, LaBarge received $2.2 million cash.

     As part of the resolution of the disputes between the two companies, LaBarge released its manufacturing rights to Norwood Abbey Ltd., the Australia-based provider of medical devices that purchased Transmedica, in exchange for options to purchase shares of Norwood Abbey common stock. In addition, LaBarge converted its equity investment in Transmedica into shares and options of Norwood Abbey. Consequently, LaBarge owns approximately 640,000 shares and has options to buy 5.2 million additional shares of Norwood Abbey at prices ranging from $1.00 Australian to $2.50 Australian. As of fiscal 2000 year-end, these Norwood Abbey securities are carried at $100,000. On August 2, 2000, Norwood Abbey completed an initial public offering in Australia at $1 per share Australian.

- Pursuant to a call agreement, on June 12, 2000, the Company called the 310,000 shares of LaBarge-OCS, Inc. stock that was still outstanding from the original acquisition of OCS. The shares were exchanged for $1.3 million of 7.5% Subordinated Convertible Notes due in 2003.

- On June 30, 2000 LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

- During the latter part of fiscal 2000, it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000.


RESULTS OF OPERATIONS -- FISCAL 2000 - 1999 - 1998
SALES FROM CONTINUING OPERATIONS
(dollars in thousands)

                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                               2000 vs. 1999                2000                     1999                     1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                       +  1.3%                   $79,614                  $78,577                  $95,629
============================================================================================================================

During fiscal 2000, sales from continuing operations were $79.6 million compared with $78.6 million in fiscal 1999 and $95.6 million in fiscal 1998. Sales to our top 10 customers represented 74% of total revenue in fiscal 2000 versus 77% in fiscal 1999 and 67% in fiscal 1998. Sales to our top three customers and the percent of total sales they represented were: Lockheed Martin, 18% in fiscal 2000, 28% in fiscal 1999 and 28% in fiscal 1998; Schlumberger, 13% in fiscal 2000, 15% in fiscal 1999, and 17% in fiscal 1998; and Northrop Grumman, 12% in fiscal 2000, and insignificant in fiscal 1999 and 1998. No other customer in the last two years has represented more than 7% of total sales.

MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business, which accounted for 98% of total sales in fiscal 2000, were essentially flat from fiscal 1999.

Commercial customers had significant sales growth in fiscal 2000. Sales to commercial customers increased $9.3 million to $44.4 million. Sales of electro-mechanical assemblies for mail handling equipment used by the U.S. Postal Service was the most significant contribution to this growth. Sales to oil and gas customers recovered in the second half of fiscal 2000 in response to higher prices.

Sales to defense customers fell $8.3 million to $33.8 million, primarily due to lower shipments under the AEGIS program, and reduced direct cable purchases by the Department of Defense during the first half of the fiscal year.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 2% of total sales in fiscal 2000.

Fiscal 2000 sales, totaling $1.3 million, were primarily to the railroad industry. During fiscal 2000, the ScadaNET Network(TM) was selected by several rail organizations as the system of choice for their remote monitoring programs. The system is being installed at nearly 1,300 active crossings in seven states by The Burlington Northern and Santa Fe Railway Company, Montana Rail Link and I&M Rail Link. During the fourth quarter, Union Pacific Railroad selected the ScadaNET system as a standard component on all the railroad's ongoing new construction and crossing upgrade programs.

Network Technologies did not have meaningful sales in fiscal 1999, since the group's predecessor was acquired in the third quarter of fiscal 1999.


GROSS PROFIT FROM CONTINUING OPERATIONS
(dollars in thousands)

                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                               2000 vs. 1999                2000                     1999                     1998
----------------------------------------------------------------------------------------------------------------------------
Gross profit                    +    13.0 %                $17,948                  $15,885                  $22,183
Gross margin                    +     2.3 pts.                22.5%                    20.2%                    23.2%
============================================================================================================================

A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 22.3% in fiscal 2000 compared with 19.9% in fiscal 1999 and 23.2% in 1998. In fiscal 2000, margin increases were obtained through better product mix, emphasizing larger dollar contracts and greater value-added production.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 20.4% for fiscal 2000, the group's first full year as a LaBarge operation. Gross margins for Network Technologies were substantially higher in the second half of the year as a result of accelerated sales.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                                                             YEAR ENDED
                                                                         ---------------------------------------------------
                                                         Change
                                                      2000 vs. 1999            2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Selling and administrative expenses                    + 24.8%               $  16,196       $   12,978       $   13,579
Percent of sales                                       + 3.8 pts.                 20.3%            16.5%            14.2%
============================================================================================================================

Selling and administrative expenses rose in fiscal 2000, reflecting a full year of the Network Technologies Group, plus higher professional services and staffing costs. As a percent of sales, selling and administrative expenses are expected to decline from fiscal 2000 levels.

MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $12.9 million (16.4% of sales) in fiscal 2000, $11.8 million (14.8% of sales) in fiscal 1999 and $13.7 million (14.3% of sales) in fiscal 1998. The increase of $1.1 million in fiscal 2000 versus fiscal 1999 is directly attributable to higher selling and marketing costs.

NETWORK TECHNOLOGIES GROUP. This group accounted for $2.3 million of selling and administrative expenses in fiscal 2000. This included $978,000 in amortization of goodwill. Acquired in March 1999, this group's partial year operating expenses were $516,000 in fiscal 1999, including $338,000 of goodwill amortization.

INTEREST EXPENSE
(dollars in thousands)

                                                                         YEAR ENDED
                                 -------------------------------------------------------------------------------------------
                                              2000                          1999                           1998
----------------------------------------------------------------------------------------------------------------------------
Interest expense                           $   2,092                      $   1,384                     $    995
============================================================================================================================

Interest expense increased in fiscal 2000 due to higher interest rates on additional short-term borrowings to support increased levels of working capital; and the addition of the subordinated notes in March 1999. For further discussion of our capital structure, see "Financial Condition and Liquidity" below.


(GAIN) LOSS DUE TO IMPAIRMENT OF ASSETS
(dollars in thousands)

                                                                                    YEAR ENDED
                                                       ---------------------------------------------------------------------
                                                               2000                   1999                    1998
----------------------------------------------------------------------------------------------------------------------------
(Gain) loss due to
  impairment of assets                                       $ (2,300)              $  4,573               $   -
============================================================================================================================

In fiscal 2000, the Company settled its outstanding disputes with Transmedica International, Inc. by receiving $2.2 million cash, plus stock and options (valued at $100,000) from Norwood Abbey, Ltd., an Australia-based provider of medical devices that acquired Transmedica.

In fiscal 1999, the Company reserved the total amount of its assets related to Transmedica.


LOSS FROM NOTICOM
(dollars in thousands)

                                                                                   YEAR ENDED
                                                     -----------------------------------------------------------------------
                                                             2000                    1999                      1998
----------------------------------------------------------------------------------------------------------------------------
Loss from NotiCom                                         $  4,172                $  1,221                  $  -
============================================================================================================================

During the latter part of fiscal 2000 it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom is attempting to raise additional equity in the capital markets. Given these events, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down, was $4.2 million in fiscal 2000.

PRETAX (LOSS) EARNINGS FROM CONTINUING OPERATIONS
(dollars in thousands)

                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------

                                                     2000                      1999                        1998
----------------------------------------------------------------------------------------------------------------------------
Pretax (loss) earnings                           $   (1,880)               $   (3,909)                  $    7,762
============================================================================================================================

The change in earnings from continuing operations in fiscal 2000, compared with fiscal 1999, is attributable to: the $2.3 million recovery on impaired assets versus a $4.6 million charge in 1999; a $3.0 million increase in expenses associated with NotiCom; a $1.3 million increase in pretax profits from the Manufacturing Services Group offset by a $1.3 million increase in pretax loss from the Network Technologies Group; $1.1 million of higher corporate expense; and, a $700,000 increase in interest expense.


TAX (BENEFIT) EXPENSE FROM CONTINUING OPERATIONS
(dollars in thousands)

                                                                                YEAR ENDED
                                               -----------------------------------------------------------------------------
                                                     2000                   1999                           1998
----------------------------------------------------------------------------------------------------------------------------
Tax (benefit) expense from
  continuing operations                            $  (329)               $   (629)                     $   2,864
============================================================================================================================

Tax (benefit) expense are impacted by non-deductible goodwill expense incurred in connection with the OCS acquisition that equaled $978,000 in fiscal 2000, $338,000 in fiscal 1999, and zero in fiscal 1998.


DISCONTINUED OPERATIONS, NET OF TAX
(dollars in thousands)

                                                                                 YEAR ENDED
                                                 --------------------------------------------------------------------------
                                                         2000                    1999                       1998
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                $      293               $     200                  $  (134)
Gain on disposal                                      $    2,833               $      -                   $    -
============================================================================================================================

Discontinued operations reflect the results of LaBarge Clayco Wireless and its sale on June 30, 2000. Gain on disposal includes $851,000 of reduction in deferred tax asset valuation allowance associated with capital loss carryforwards utilized as a result of the sale.

NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
(dollars in thousands except per share data)

                                                                                    YEAR ENDED
                                                       --------------------------------------------------------------------
                                                               2000                   1999                    1998
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $  1,575                $   (3,080)             $    4,764
BASIC EARNINGS (LOSS) PER SHARE:
   Net loss from continuing operations                      $   (.11)               $     (.22)             $      .32
   Income (loss) from discontinued
     operations                                                  .22                       .02                    (.01)
---------------------------------------------------------------------------------------------------------------------------
Basic net earnings (loss)                                   $    .11                $     (.20)             $      .31
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss from continuing operations    $                 $   (.11)               $     (.22)             $      .31
   Income (loss) from discontinued
     operations                                                  .22                       .02                    (.01)
---------------------------------------------------------------------------------------------------------------------------
Diluted net earnings (loss)                                 $    .11                $     (.20)             $      .30
===========================================================================================================================


FINANCIAL CONDITION AND LIQUIDITY

The following shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------
                                                             2000                                    1999
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                     $   25,773                                $   24,080
Debt                                                     $   26,578                                $   22,191
===========================================================================================================================

The Company's continuing operations used $5.4 million of cash in fiscal year 2000. Fiscal year 1999 generated cash of $9.8 million. Higher fiscal 2000 order levels increased the Company's net working capital asset investment by $9.5 million. Offsetting this cash use was cash generated from net earnings and non-cash expenses. In fiscal 1999, the cash generated was the result of much lower levels of net working capital required for a reduced order level.

The $4.3 million net cash proceeds from the sale of LaBarge Clayco Wireless offset the investments made in fixed assets and NotiCom during fiscal 2000, and provided a net $1.1 million of cash. Fiscal 1999 investing activities used $8.4 million including the original NotiCom investment of $4.0 million, and capital expenditures of $3.3 million.

Financing activities generated $4.2 million of cash in fiscal 2000, through the combination of $9.6 million of additional short-term debt, $1.3 million of additional subordinated debt and $6.5 million reduction in long-term debt. Fiscal 1999 changes in net debt was a provider of $867,000 of cash offset by $2.5 million of repurchases of LaBarge's common stock.

Currently, our total debt-to-equity ratio is 1.02 to 1 versus .95 to 1 at the end of fiscal 1999.

Our revolving credit agreement (see Note 9 in "Notes to Consolidated Financial Statements") matures in February 2001. It is the Company's intention to renew or replace that agreement with a new multi-year bank agreement.

RISK FACTORS
The Company operates in a competitive marketplace and is exposed to risks associated with economic conditions.

The Network Technologies Group, as a relatively new operation, has used cash during its first full year of operation. It is too early to predict the timing of the potential wide-spread acceptance of this segment's products and its contribution to future earnings and cash flow.

Overall, we believe our availability of funds going forward from cash generated from operations and available credit with the bank should be sufficient to support the planned operations and capital expenditures of our business for the next two years.

                                                                     Schedule II

                                  LABARGE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                            YEARS ENDED JULY 2, 2000,
                         JUNE 27, 1999 AND JUNE 28, 1998

ALLOWANCE FOR DOUBTFUL ACCOUNTS

This account represents amounts that may become uncollectible in future periods.

                               Balance                Additions                                           Balance
                              Beginning               Charged to                                          End of
        Year                  of Period                 Expense               Deductions                  Period
        ----                  ---------                 -------               ----------                  ------
        1998                  $     148                $     31                $      29                 $    150
        1999                        150                   2,186                      (11)                   2,347
        2000                  $   2,347                $    335                $   2,510                 $    172


INVENTORY RESERVE

This account represents amounts in inventory that may become valueless in future periods, but as of the balance sheet date, are included at cost.

                        Balance           Additions           Acquisition              Deductions               Balance
                       Beginning          Charged to          Charged to              From Reserve              End of
       Year            of Period           Expense             Goodwill              For Write-offs             Period
       ----            ---------           -------             --------              --------------             ------
       1998              $  453             $   695              $ -                     $  646                 $  502
       1999                 502                 602                   5                     240                    869
       2000              $  869             $   593              $ -                     $  710                 $  752


DEFERRED TAX ASSET VALUATION ALLOWANCE

This account represents the value of the Company's deferred tax asset as a result of net loss carryforwards from prior periods that might not be realized in future periods.

                                                                     Increase
                             Balance                                (Decrease)                            Balance
                            Beginning                            Attributable to                          End of
         Year               of Period            Increase          Acquisition         Decrease            Period
         ----               ---------            --------          -----------         --------            ------
         1998               $    -                $   -               $   -              $  -              $   -
         1999                    -                    851                 517               -                1,368
         2000               $  1,368              $   -               $  (517)           $ (851)           $   -

                          INDEPENDENT AUDITORS' REPORT



The Board of Managers
NotiCom L.L.C.:


We have audited the accompanying balance sheets of NotiCom L.L.C. (a development stage enterprise) as of July 2, 2000 and June 27, 1999, and the related statements of operations, members' equity, and cash flows for the year ended July 2, 2000 and the period from July 22, 1998 (inception) through June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NotiCom L.L.C. (a development stage enterprise) as of July 2, 2000 and June 27, 1999, and the results of its operations and its cash flows for the year ended July 2, 2000 and the period from July 22, 1998 (inception) through June 27, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, due to the withdrawal of funding by one of its members, the Company must find new investors in order to continue product development which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ KPMG LLP
---------------
St. Louis, Missouri
July 28, 2000

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                         July 2, 2000 and June 27, 1999


                                     ASSETS                                              2000                1999
                                                                                  -----------------   -----------------
Current assets:
    Cash and cash equivalents                                                   $          172,266              55,550
    Trade accounts receivable                                                              486,019              96,637
    Inventories                                                                            100,000              60,486
    Prepaid expenses and other current assets                                               20,596               9,476
                                                                                  -----------------   -----------------

             Total current assets                                                          778,881             222,149

Property and equipment, net                                                                221,506             692,672
Intangible assets, net                                                                   1,027,823           2,055,647
                                                                                  -----------------   -----------------

                                                                                $        2,028,210           2,970,468
                                                                                  =================   =================

                         LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
    Due to member                                                               $          977,446             263,509
    Georgia contract termination                                                           769,019                  --
    Other current liabilities                                                              379,325              47,284
                                                                                  -----------------   -----------------

                                                                                         2,125,790             310,793

Members' equity (deficit)                                                                  (97,580)          2,659,675
                                                                                  -----------------   -----------------

                                                                                $        2,028,210           2,970,468
                                                                                  =================   =================


See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                            Statements of Operations

                  Year ended July 2, 2000 and the period from
                July 22, 1998 (inception) through June 27, 1999




                                                                                                  CUMULATIVE SINCE
                                                                2000               1999              INCEPTION
                                                          -----------------  -----------------  ------------------
Revenue                                                 $          551,792            169,708             721,500

Costs and expenses:
    Cost of sales                                                  484,547            108,470             593,017
    Selling, general, and administrative                         1,165,419          1,184,384           2,349,803
    Research and development expense                               155,408            620,233             775,641
    Amortization of intangible assets                            1,149,169            257,353           1,406,522
    Loss on termination of Georgia contract                      1,069,757                 --           1,069,757
    Other, net                                                      (9,473)           (32,407)            (41,880)
                                                          -----------------  -----------------  ------------------

                                                                 4,014,827          2,138,033           6,152,860
                                                          -----------------  -----------------  ------------------

             Net loss                                   $       (3,463,035)        (1,968,325)         (5,431,360)
                                                          =================  =================  ==================


See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                          Statements of Members' Equity

                         July 2, 2000 and June 27, 1999



                                                                             DEFICIT               TOTAL
                                                                       ACCUMULATED DURING         MEMBERS'
                                                        CAPITAL         DEVELOPMENT STAGE     EQUITY (DEFICIT)
                                                    ---------------    ------------------   -------------------
Balance at July 22, 1998                          $             --                   --                     --

Capital contributions                                    4,628,000                   --              4,628,000

Net loss                                                        --           (1,968,325)            (1,968,325)
                                                    ---------------    ------------------   -------------------

Balance at June 27, 2000                                 4,628,000           (1,968,325)             2,659,675

Capital contributions                                      705,780                   --                705,780

Net loss                                                        --           (3,463,035)            (3,463,035)
                                                    ---------------    ------------------   -------------------

Balance at July 2, 2000                           $      5,333,780           (5,431,360)               (97,580)
                                                    ===============    ==================   ===================



See accompanying notes to financial statements.

                                 NOTICOM L.L.C.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                  Year ended July 2, 2000 and the period from
                July 22, 1998 (inception) through June 27, 1999




                                                                                                          CUMULATIVE SINCE
                                                                        2000              1999                INCEPTION
                                                                   ---------------  -----------------  ------------------------
Cash flows from operating activities:
    Net loss                                                     $     (3,463,035)        (1,968,325)               (5,431,360)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                   1,210,882            315,741                 1,526,623
        Loss on software impairment                                       379,796                 --                   379,796
        Changes in assets and liabilities:
           Trade accounts receivable                                     (389,382)           (96,637)                 (486,019)
           Inventories                                                    (39,514)           (60,486)                 (100,000)
           Prepaid expenses and other current assets                      (11,120)            (9,476)                  (20,596)
           Due to member                                                  713,937            263,509                   977,446
           Georgia contract termination                                   769,019                 --                   769,019
           Other current liabilities                                      332,041             47,284                   379,325
                                                                   ---------------  -----------------  ------------------------

             Net cash used in operating activities                       (497,376)        (1,508,390)               (2,005,766)
                                                                   ---------------  -----------------  ------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                  (108,172)          (251,060)                 (359,232)
    Proceeds from sale of equipment                                        16,484                 --                    16,484
                                                                   ---------------  -----------------  ------------------------

             Net cash used in investing activities                        (91,688)          (251,060)                 (342,748)

Cash flows from financing activities -
    proceeds from capital contributions from members                      705,780          1,815,000                 2,520,780
                                                                   ---------------  -----------------  ------------------------

             Net increase in cash                                         116,716             55,550                   172,266

Cash and cash equivalent at beginning of period                            55,550                 --                        --
                                                                   ---------------  -----------------  ------------------------

Cash and cash equivalent at end of period                        $        172,266             55,550                   172,266
                                                                   ===============  =================  ========================


See accompanying notes to financial statements.

                                 NOTICOM L.L.C.

                          Notes to Financial Statements

                         July 2, 2000 and July 27, 1999





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

        The Company is governed by a five member Board of Managers. The Operating Agreement of NotiCom L.L.C. provides for losses to be allocated in proportion to the members' interest. Earnings of the Company are to be divided as follows: (i) in proportion to the members' interest up to $1 million; (ii) the next $2,628,000 will be allocated 75% to Global and 25% to LaBarge subject to change based on ownership percentage and subject to a $1,314,000 preference payment to Global; and
        (iii) thereafter, the earnings are divided in proportion to the members' interest. The Company also has an agreement with BusCall Properties L.L.C. (BusCall) under which BusCall agrees to license certain intellectual property to the Company in exchange for a royalty fee equal to 2.5% of the Company's revenue. BusCall is a 50/50 joint venture between LaBarge and Global.

        The Company is a Development Stage Enterprise with a limited operating history and limited revenues from product sales to date. Since inception, the Company has devoted its efforts principally to product design and development, developing a business plan and marketing strategy, commencing the recruitment of management and sales personnel, filing patent applications covering certain aspects of the wireless communication technology, and in sales efforts in an attempt to generate revenue. See note 3 related to liquidity.

(2)     LIQUIDITY

        The Company's financial statements for the year ended July 2, 2000 and the period from July 22, 1998 (inception) through June 27, 1999 have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred a net loss for the year ended July 2, 2000 and the period from July 22, 1998 (inception) through June 27, 1999 of approximately $3.5 million and $2.0 million, respectively. Since inception, one of the two members (LaBarge, Inc.) has funded the cash requirements of the Company. LaBarge has informed the Company that they will not be funding operations in fiscal 2001 and beyond. Accordingly, the Company is currently in the process of seeking alternative forms of capital in order to continue development efforts. The ongoing viability of the Company is dependent upon obtaining new capital.

(3)     TERMINATION OF GEORGIA CONTRACT

        During fiscal 2000, the Company entered into a contract in the State of Georgia to provide a customer with equipment, plus other services. All revenue and costs of sales recognized during fiscal 2000 related to the service component of this contract. Under the terms of the contract, the customer could terminate the contract and receive a 50% refund on the equipment purchases. Accordingly, the revenue associated with the equipment sales transactions had not been recognized. During fiscal 2000, the customer exercised their right to terminate the contract. As a result of this termination, the Company recorded a liability for 50% of all equipment sales due to this customer, amounting to $769,019, and recognized a gain on the termination of the contract amounting to $678,481. The Company also evaluated the carrying value of the inventory and capitalized software utilized during the contract. This evaluation, performed following the contract termination, resulted in charges of $1,368,443 and $379,795 to reduce the inventory and capitalized software, respectively, to estimated fair value. The net impact of these transactions resulted in a loss on termination of Georgia contract of $1,069,757.

        The Company is currently involved in negotiations with the customer as to the ultimate settlement amount of the terminated contract and other unresolved matters. The Company has recorded a liability for the estimated settlement amount, which is included in current liabilities as of June 2, 2000. The actual settlement amount could vary from this estimate.

(4)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ACCOUNTING PERIOD

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

              REVENUE RECOGNITION

              The Company earns revenue primarily from the sale and installation of equipment, licensing fees, service fees and royalties. The Company recognizes revenue from the sale of equipment when the equipment is shipped. The Company recognizes revenue from licensing fees, service fees and royalties when the fees are earned.

              CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, cash includes amounts on deposit with financial institutions, including short-term investments with original maturities of three months or less.

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

(5)     RELATED PARTY TRANSACTIONS

        The Company was formed on July 22, 1998 with initial capital contributions consisting of (i) $1,814,000 in cash and $500,000 in services from LaBarge and (ii) intellectual property valued at $2,313,000 and $1,000 in cash from Global. The $500,000 in services from LaBarge and the $2,313,000 in intellectual property from Global are considered non-cash transactions and therefore are not reflected in the statements of cash flows.

        The Company has a manufacturing agreement with LaBarge which gives LaBarge exclusive rights to manufacture the products to be sold by the Company within a specified territory. In addition, LaBarge provides research and development services to the Company. The Company purchased $1,028,607 and $819,691 of products and services from LaBarge during fiscal year 2000 and 1999, respectively. The 1999 amount is in addition to the $500,000 of services provided by LaBarge as part of the initial capital contribution.

(6)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                            2000             1999
                                                         ------------     -----------
Equipment                                             $      47,207           44,506
Leasehold improvements                                        2,274            2,274
Computers and equipment                                     161,115          109,754
Capitalized software costs                                   84,498          594,526
                                                         ------------     -----------

                                                            295,094          751,061


Less accumulated depreciation                                73,588           58,388
                                                         ------------     -----------

                                                      $     221,506          692,672
                                                         ============     ===========

        As previously noted, the Company recorded a charge of $379,795 to reduce the software to estimated fair value. The reduction in software value is primarily attributed to significant software modifications required to the Company's BusCall(TM) product after the cancellation of the Georgia contract.

(7)     INTANGIBLE ASSETS

        Intangible assets consist of the following:

                                                             2000             1999
                                                         -------------    -------------
Intellectual property                                 $     2,313,000        2,313,000

Less accumulated amortization                               1,285,177          257,353
                                                         -------------    -------------

                                                      $     1,027,823        2,055,647
                                                         =============    =============

(8)     LEASES

        The Company leases office space under a month-to-month lease. Rental expense totaled $51,641 and $43,577 for the year ended July 2, 2000 and the period ended June 27, 1999.