Form 10-Q
period 2000-10-01
LABARGE INC
filed 2000-11-08
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 1, 2000                                                Commission file number:     1-5761
---------------------------------------------------------- -----------------------------------------------------------

                                                       LaBarge, Inc.
----------------------------------------------------------------------------------------------------------------------
                                  (Exact Name of Registrant as specified in its charter)


             DELAWARE                                                                  73-0574586
------------------------------------------------------        --------------------------------------------------------
(State or other jurisdiction of                                                     (I.R.S. Employer
 incorporation or organization)                                                    Identification No.)



            9900A Clayton Road, St. Louis, Missouri                                     63124
---------------------------------------------------------- -----------------------------------------------------------
                           (Address)                                                  (Zip Code)

                                                      (314) 997-0800
----------------------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including Area Code)


----------------------------------------------------------------------------------------------------------------------
                (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of October 1, 2000. 14,876,710 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)



                                                                                        THREE MONTHS ENDED
                                                                            ------------------------------------------
                                                                                  OCTOBER 1,           October 3,
                                                                                     2000                 1999
--------------------------------------------------------------------------- -------------------- ---------------------

NET SALES                                                                       $    24,284            $    14,131
--------------------------------------------------------------------------- -------------------- ---------------------

COSTS AND EXPENSES:
    Cost of sales                                                                    18,737                 11,670
    Selling and administrative expense                                                4,188                  3,686
    Interest expense                                                                    537                    446
    Loss from NotiCom                                                                    --                    520
    Other income, net                                                                  (277)                   (71)
--------------------------------------------------------------------------- -------------------- ---------------------

Income (loss) from continuing operations before income taxes                          1,099                 (2,120)
Income tax expense (benefit)                                                            465                   (780)
--------------------------------------------------------------------------- -------------------- ---------------------

Net income (loss) from continuing operations                                            634                 (1,340)
--------------------------------------------------------------------------- -------------------- ---------------------
DISCONTINUED OPERATIONS:
    Loss from operations, net of tax benefit of $45                                      --                    (58)
--------------------------------------------------------------------------- -------------------- ---------------------

NET EARNINGS (LOSS)                                                             $       634            $    (1,398)
=========================================================================== ==================== =====================

BASIC EARNINGS (LOSS) PER SHARE:
    Net income (loss) from continuing operations                                $       .04            $      (.09)
    Net income (loss) from discontinued operations                                       --                    --
--------------------------------------------------------------------------- -------------------- ---------------------
    BASIC NET EARNINGS (LOSS)                                                   $       .04            $      (.09)
--------------------------------------------------------------------------- -------------------- ---------------------
AVERAGE COMMON SHARES OUTSTANDING                                                    14,868                 14,744
=========================================================================== ==================== =====================

DILUTED EARNINGS (LOSS) PER SHARE:
    Net (loss) income from continuing operations                                $       .04            $      (.09)
    Net income (loss) from discontinued operations                                       --                     --
--------------------------------------------------------------------------- -------------------- ---------------------
    DILUTED NET EARNINGS (LOSS)                                                 $       .04            $      (.09)
--------------------------------------------------------------------------- -------------------- ---------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                                            14,868                 14,744
=========================================================================== ==================== =====================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                      OCTOBER 1,            July 2,
                                                                                         2000                 2000
--------------------------------------------------------------------------------- ------------------- --------------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $        599        $        734
    Accounts and notes receivable, net                                                       15,196              17,813
    Inventories                                                                              25,303              22,232
    Prepaid expenses                                                                            929                 864
    Deferred tax assets, net                                                                  1,205               1,205
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT ASSETS                                                            $     43,232        $     42,848
--------------------------------------------------------------------------------- ------------------- --------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           12,752              12,683
DEFERRED TAX ASSETS, NET                                                                      2,526               2,526
INTANGIBLE ASSETS, NET                                                                        5,208               5,516
OTHER ASSETS, NET                                                                             5,544               5,160
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                       $     69,262        $     68,733
================================================================================= =================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                              $     10,150        $      9,730
    Current maturities of long-term debt                                                      1,793               1,823
    Trade accounts payable                                                                    8,683               8,228
    Accrued employee compensation                                                             4,416               5,075
    Other accrued liabilities                                                                 2,445               2,763
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT LIABILITIES                                                       $     27,487        $     27,619
--------------------------------------------------------------------------------- ------------------- --------------------

OTHER LONG-TERM LIABILITIES                                                                     343                 316
LONG-TERM DEBT                                                                                9,233               9,284
SUBORDINATED DEBT                                                                             5,741               5,741
--------------------------------------------------------------------------------- ------------------- --------------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 40,000,000 shares; issued 15,773,253 shares at October 1, 2000 and 15,773,253 at July 2, 2000,
including shares in treasury                                                                    158                 158
Additional paid-in capital                                                                   13,722              13,722
Retained earnings                                                                            15,612              14,978
Less cost of common stock in treasury, 896,543 shares at
  October 1, 2000 and 921,199 shares at July 2, 2000                                         (3,034)             (3,085)
--------------------------------------------------------------------------------- ------------------- --------------------

    TOTAL STOCKHOLDERS' EQUITY                                                               26,458              25,773
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                       $     69,262        $     68,733
================================================================================= =================== ====================



See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)


                                                                                                    THREE MONTHS ENDED
                                                                                         ----------------------------------------
                                                                                              OCTOBER 1,          October 3,
                                                                                                 2000                1999
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                           $   634             $  (1,398)
    Adjustments to reconcile net cash (used) provided by operating activities:
       Net loss from discontinued operations                                                       --                    58
       Loss from NotiCom and amortization of technology                                            --                   520
       Depreciation and amortization                                                              784                   766
       Deferred taxes                                                                             --                   (573)
         Other                                                                                     (3)                   34
    Changes in assets and liabilities:
          Accounts and notes receivable, net                                                    2,618                 2,886
          Inventories                                                                          (3,071)                 (955)
          Prepaid expenses                                                                        (65)                   32
          Trade accounts payable                                                                  455                  (165)
          Accrued liabilities and other                                                          (965)               (1,030)
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                        387                   175
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                      --                    334
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         387                   509
---------------------------------------------------------------------------------------- ------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                       (556)                 (233)
Additions to other assets                                                                        (371)                 (288)
Investment in other companies                                                                      --                  (405)
Cash used by investing activities - discontinued operations                                        --                  (274)
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH USED BY INVESTING ACTIVITIES                                                            (927)               (1,200)
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                                       --                     (7)
Repayments of long-term debt                                                                      (66)                 (836)
Sale (purchase) of common stock                                                                    51                  (104)
Net change in short-term borrowings, net of acquisitions                                          420                 1,820
Net change in short-term debt of discontinued operations                                          --                   (150)
---------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         405                   723
---------------------------------------------------------------------------------------- ------------------- --------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (135)                   32
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    734                   462
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $   599             $     494
======================================================================================== =================== ====================


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at October 1, 2000 and July 2, 2000, the related consolidated statements of operations and cash flows for the three months ended October 1, 2000 and October 3, 1999, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)


                                                                     OCTOBER 1,                      July 2,
                                                                        2000                           2000
----------------------------------------------------------- ----------------------------- ---------------------------

Billed shipments, net of progress payments                          $   14,704                    $  17,128
Less allowance for doubtful accounts                                       166                          172
----------------------------------------------------------- ----------------------------- ---------------------------
Trade receivables, net                                                  14,538                       16,956
Other current receivables                                                  658                          857
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                    $   15,196                    $  17,813
=========================================================== ============================= ===========================



Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.
                                       5

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                       OCTOBER 1,                   July 2,
                                                                          2000                       2000
------------------------------------------------------------- ---------------------------- --------------------------

Raw materials                                                          $   13,404                  $   12,348
Work in progress                                                           12,378                      10,210
------------------------------------------------------------- ---------------------------- --------------------------
                                                                           25,782                      22,558
Less progress payments                                                        479                         326
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   25,303                  $   22,232
============================================================= ============================ ==========================



In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


4.       INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)


                                                                        OCTOBER 1,                   July 2,
                                                                           2000                       2000
--------------------------------------------------------------- -------------------------- --------------------------

Software                                                                $   1,380                  $    1,366
Patents                                                                        60                          91
Goodwill                                                                    6,685                       6,685
--------------------------------------------------------------- -------------------------- --------------------------
                                                                            8,125                       8,142
Less amortization                                                           2,917                       2,626
--------------------------------------------------------------- -------------------------- --------------------------
                                                                        $   5,208                  $    5,516
=============================================================== ========================== ==========================


Amortization expense was approximately $291,000 for the quarter ended October 1, 2000 and $303,000 for the quarter ended October 3, 1999.


5.       OTHER ASSETS

Other assets is summarized as following:
(dollars in thousands)


                                                                       OCTOBER 1,                    July 2,
                                                                          2000                        2000
------------------------------------------------------------- ---------------------------- --------------------------

Cash value of life insurance                                           $   3,742                   $    3,618
Deposits, licenses, and other                                              1,693                        1,429
Investments in businesses                                                    136                          136
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,571                   $    5,183
Less amortization                                                             27                           23
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,544                   $    5,160
============================================================= ============================ ==========================


Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd.

6.       SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                             OCTOBER 1,               July 2,
                                                                                2000                    2000
---------------------------------------------------------------------- ----------------------- ----------------------

Short-term borrowings:
  Revolving credit agreement:
     Balance at period-end                                                   $   10,150             $     9,730
     Interest rate at period-end                                                   8.88%                   9.45%
     Average amount of short-term borrowings outstanding
        during period                                                        $    9,216             $     4,612
     Average interest rate for period                                              9.37%                   9.03%
     Maximum short-term borrowings at any month-end                          $   10,150             $    10,590
====================================================================== ======================= ======================
Senior long-term debt:
  Senior lender:
     Term loan                                                               $    3,908                   3,908
     Mortgage loan                                                                5,970                   5,992
  Other                                                                           1,148                   1,207
---------------------------------------------------------------------- ----------------------- ----------------------
Total senior long-term debt                                                      11,026                  11,107
Less current maturities                                                           1,793                   1,823
---------------------------------------------------------------------- ----------------------- ----------------------
Long-term debt, less current maturities                                      $    9,233             $     9,284
====================================================================== ======================= ======================
Subordinated debt                                                            $    5,741             $     5,741
====================================================================== ======================= ======================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:
- A term loan, with a current balance of $3.9 million, requiring repayments of $393,000 of principal quarterly. Under this schedule, the term loan will be repaid in December 2002.

- A revolving credit facility up to $15.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of October 1, 2000, the maximum allowable was $15.0 million. The revolver borrowing at quarter-end was $10.2 million, and letters of credit outstanding totaled $1.5 million. Unused revolving credit available at October 1, 2000 was $3.3 million. On October 24, 2000, the maturity date of the revolving credit facility was extended to February 2002 and the commitment amount increased to $18.0 million.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and maximum capital expenditures. The Company is in compliance with its borrowing agreement covenants for the quarter ended October 1, 2000.

- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of the quarter-end, the average rate was approximately 9.37%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008. The balance at quarter-end was $6.0 million.

OTHER LONG-TERM DEBT:
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at October 2000 was $1.1 million.

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

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in August 1998. This agreement swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, $7.9 million at October 1, 2000, amortizes quarterly to match the quarterly payment under the existing bank term loan. This agreement expires in September 2005.

OTHER LONG-TERM LIABILITIES:
     Other long-term liabilities are deferred revenues associated with the proprietary ScadaNET Network(TM) and represents prepaid communication services.


7.   DISCONTINUED OPERATIONS

On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest in this joint venture, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. In fiscal 2000 fourth quarter, the Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

LaBarge Clayco Wireless has been accounted for as a discontinued operation.

8.       INCOME TAXES

The Company has alternative minimum and investment tax credit carryforwards of approximately $422,000 that are available to reduce future regular federal income taxes.


9.       CASH FLOWS

Total cash payments for interest for the three months ended October 1, 2000 were $570,000, compared with $548,000 for the three months ended October 3, 1999. Cash payments for federal and state income taxes were $850,000 for the three months ended October 1, 2000, and a cash refund of $754,000, for the quarter ended October 3, 1999.


10.      EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:


                                                                                   THREE MONTHS ENDED
                                                                         -------------------------------------
                                                                              OCTOBER 1,          October 3,
                                                                                 2000                1999
------------------------------------------------------------------------ --------------------- ---------------
NUMERATOR:
Net earnings (loss) from continuing operations                                 $      634        $  (1,340)
Net (loss) from discontinued operations                                                --              (58)
------------------------------------------------------------------------ --------------------- ---------------
Net earnings (loss)                                                            $      634        $  (1,398)
------------------------------------------------------------------------ --------------------- ---------------
DENOMINATOR:
Denominator for basic net earnings (loss) per share                                14,868           14,744
------------------------------------------------------------------------ --------------------- ---------------
POTENTIAL COMMON SHARES:
    Denominator for diluted net earnings (loss) per share -
     adjusted weighted-average shares and assumed conversions                      14,868           14,744
------------------------------------------------------------------------ --------------------- ---------------
BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from continuing operations                             $      .04        $    (.09)
    Earnings from discontinued operations                                              --               --
------------------------------------------------------------------------ --------------------- ---------------
    BASIC NET EARNINGS (LOSS)                                                  $      .04        $    (.09)
======================================================================== ===================== ===============
DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from continuing operations                             $      .04        $    (.09)
    Earnings from discontinued operations                                              --               --
------------------------------------------------------------------------ --------------------- ---------------
DILUTED NET EARNINGS (LOSS) PER SHARE:                                         $      .04        $    (.09)
======================================================================== ===================== ===============

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.

11.      BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:



                                                                           THREE MONTHS ENDED
                                                             ---------------------------------------------
                                                                   OCTOBER 1,              October 3,
                                                                      2000                    1999
                                                             --------------------- -----------------------

       Manufacturing Services Group                                $   23,995             $   14,049
       Network Technologies Group                                         289                     82
       ----------------------------------------------------- --------------------- -----------------------
                                                                   $   24,284             $   14,131
       ===================================================== ===================== =======================


EARNINGS (LOSS):

                                                                              THREE MONTHS ENDED
                                                             ----------------------------------------------
                                                                    OCTOBER 1,             October 3,
                                                                       2000                   1999
                                                             ----------------------- ----------------------
       Pretax earnings (loss) from continuing operations:

       Manufacturing Services Group                                $   2,308               $    (842)
       Network Technologies Group                                       (598)                   (486)
       NotiCom                                                            --                    (520)
       Corporate and other items                                         (74)                    174
       Interest expense                                                 (537)                   (446)
       ----------------------------------------------------- ----------------------- ----------------------

       NET EARNINGS (LOSS) FROM
         CONTINUING OPERATIONS BEFORE TAX                          $   1,099               $  (2,120)
       INCOME TAX EXPENSE (BENEFIT)                                      465                    (780)
       ----------------------------------------------------- ----------------------- ----------------------
       NET EARNINGS (LOSS) FROM
         CONTINUING OPERATIONS                                           634                  (1,340)
       ----------------------------------------------------- ----------------------- ----------------------
       Discontinued operations:
         Income (loss) from operations, net of taxes               $      --               $     (58)
       ----------------------------------------------------- ----------------------- ----------------------

                                                                   $     634               $  (1,398)
       ===================================================== ======================= ======================

                                       10



                                                DEPRECIATION &                              INVESTMENTS &
                                              AMORTIZATION EXPENSE                       CAPITAL EXPENDITURES
                                               THREE MONTHS ENDED                         THREE MONTHS ENDED
                                      --------------- -------------------       ------------------- ------------------
                                         OCTOBER 1,        October 3,                OCTOBER 1,         October 3,
                                            2000              1999                      2000               1999
                                      --------------- -------------------       ------------------- ------------------


Manufacturing Services Group            $     408          $    394                  $    668           $    227
Network Technologies Group                    234               269                        36                 84
Investment in NotiCom                          --                --                        --                405
Corporate and other items                     142               103                       223                210
------------------------------------- --------------- -------------------       ------------------- ------------------

                                        $     784          $    766                  $    927           $    926
===================================== =============== ===================       =================== ==================




                                                                     TOTAL ASSETS
                                                   ------------------------------------------------
                                                          OCTOBER 1,                 July 2,
                                                             2000                     2000
                                                   ------------------------ -----------------------

      Manufacturing Services Group                       $   46,492               $   45,283
      Network Technologies Group                              5,490                    5,878
      Corporate and other items                              17,280                   17,572
      ============================================ ======================== =======================


GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three months ended October 1, 2000.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 99% of its total revenues from this group for the three months ended October 1, 2000.

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

     The backlog of unshipped orders in the Manufacturing Services Group increased to $65.7 million at October 1, 2000, compared to $62.7 million at fiscal 2000 year-end. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Backlog growth was from commercial customers.

- The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 1% of its total revenues from this group for the three months ended October 1, 2000.

SIGNIFICANT EVENTS
Recent significant events include:

- On June 30, 2000 LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest in the joint venture, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes. LaBarge Clayco Wireless has been accounted for as a discontinued operation.

- During the latter part of fiscal 2000, it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it will not provide such additional funding for NotiCom. Consequently, NotiCom attempted to raise additional equity in the capital markets. To date, these efforts have not been successful. Given these events, during the fourth quarter of fiscal 2000, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000.


RESULTS OF OPERATIONS -- QUARTER ENDED OCTOBER 1, 2000
NET SALES
(dollars in thousands)

                                                                            QUARTER ENDED
                                                            ----------------------------------------------
                                                                    OCTOBER 1,             October 3,
                                               CHANGE                  2000                   1999
          ----------------------------- -------------------- ----------------------- ---------------------
          Net Sales                             71.8%              $   24,284              $   14,131
          ============================= ==================== ======================= =====================



For the fiscal 2001 first quarter, ended October 1, 2000, net sales from continuing operations were $24.3 million compared with $14.1 million for the same period of fiscal 2000. Sales to our top 10 customers represented 71% of total revenue in the first quarter of fiscal 2001 versus 64% for the same period of fiscal 2000. Sales to our top three customers and the portion of total sales they represented were as follows: Northrop Grumman, 23%; Schlumberger, 16%; and Lockheed Martin, 8%.

The MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business were $24.0 million, accounting for 99% of total sales for the quarter ended October 1, 2000; up $9.9 million (70.8%) over the same period of fiscal 2000.

Comparing the first quarter of fiscal 2001 with the same period of fiscal 2000, the significant sales growth came from commercial customers. Sales to commercial customers almost doubled to $15.3 million. Sales of electro-mechanical assemblies for mail handling equipment used by the U.S. Postal Service was the most significant contribution to this growth. Sales to oil and gas customers also increased during the period.

Sales to defense customers increased $2.3 million to $8.2 million from the first quarter ended October 3, 1999.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 1% of total sales for the quarter ended October 1, 2000.

The Network Technologies Group generated first quarter sales of $289,000 versus $82,000 for the first quarter of fiscal 2000. Sales were primarily to the railroad industry. During fiscal 2000, the group's proprietary ScadaNET Network(TM) was selected by several rail organizations as the system of choice for their remote monitoring programs. The system is being installed at nearly 1,300 active crossings in seven states by The Burlington Northern and Santa Fe Railway Company, Montana Rail Link and I&M Rail Link. First quarter sales represented the continuation of this build-out program. The ScadaNET Network has also been selected by Union Pacific Railroad as a standard component of all its newly constructed and upgraded rail crossings.


GROSS PROFIT
(dollars in thousands)

                                                                             QUARTER ENDED
                                                          ----------------------------------------------------
                                                                    OCTOBER 1,                October 3,
                                            Change                     2000                      1999
          -------------------------- -------------------- -------------------------- -------------------------
          Gross profit                     +   125.4 %              $ 5,547                   $ 2,461
          Gross margin                     +   5.4 pts.                22.8%                     17.4%
          ========================== ==================== ========================== =========================



A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 22.1% for the quarter ended October 1, 2000, compared with 17.3% for the same period of fiscal 2000. In the current period, margin increases were obtained through better product mix and increased production levels.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 50.1% for the quarter ended October 1, 2000. Gross margins for the new Network Technologies Group were not significant for the same period of fiscal 2000, as sales totaled only $82,000.

During fiscal 2001, we anticipate that the Company's sales mix will evolve into higher gross margins with increased sales from the Network Technologies Group.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                                                       QUARTER ENDED
                                                                            ----------------------------------
                                                                                OCTOBER 1,        October 3,
                                                               Change              2000              1999
          ---------------------------------------------- ------------------ ------------------ ---------------

          Selling and administrative expenses                 +    13.6%         $  4,188          $  3,686
          Percent of sales                                    -     8.9 pts.         17.2%             26.1%
          ============================================== ================== ================== ===============


Selling and administrative expenses rose for the quarter ended October 1, 2000, reflecting much higher sales levels.
MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $3.3 million (13.8% of sales) for the quarter ended October 1, 2000 and $3.3 million (23.4% of sales) for the same period of fiscal 2000.

NETWORK TECHNOLOGIES GROUP. This group accounted for $743,000 of selling and administrative expenses for the quarter ended October 1, 2000. This included $219,000 in amortization of goodwill. For the same period of fiscal 2000, these expenses totaled $494,000, including $240,000 of goodwill. Selling and administrative expenses increased due primarily to additional sales volume.

INTEREST EXPENSE
(dollars in thousands)


                                                                      QUARTER ENDED
                                                     -----------------------------------------------
                                                           OCTOBER 1,                 October 3,
                                                              2000                       1999
          ------------------------------------ ----------------------------- -----------------------

          Interest expense                               $    537                   $    446
          ==================================== ============================= =======================


Interest expense increased for the quarter ended October 1, 2000, due to primarily higher average interest rates on additional short-term borrowings to support increased levels of working capital.


LOSS FROM NOTICOM
(dollars in thousands)

                                                                      QUARTER ENDED
                                                     -----------------------------------------------
                                                            OCTOBER 1,              October 3,
                                                               2000                    1999
          ------------------------------------------ -------------------- --------------------------

          Loss from NotiCom                               $    --                 $    520
          ========================================== ==================== ==========================


The Company is no longer providing funding for NotiCom L.L.C. and, at the end of fiscal year 2000, wrote-down its remaining investment to zero. No additional expense is expected to be incurred from the Company's interest in NotiCom's operations.


PRETAX EARNINGS (LOSS) FROM CONTINUING OPERATIONS
(dollars in thousands)

                                                                      QUARTER ENDED
                                                    ------------------------------------------------
                                                           OCTOBER 1,              October 3,
                                                              2000                    1999
          ----------------------------------------- ----------------------- ------------------------

          Pretax earnings (loss)                           $   1,099                $  (2,120)
          ========================================= ======================= ========================

The change in earnings from continuing operations for the quarter ended October 1, 2000, compared with the same period of fiscal 2000, is attributable to significantly higher sales ($9.9 million) and gross profit ($2.9 million) from the Manufacturing Services Group and the absence of a charge associated with NotiCom L.L.C., offset by $91,000 in higher interest expense. The Company sold certain technology during the quarter ended October 1, 2000, for a total of $575,000. Revenue recognized in connection with this sale in the quarter ended October 1, 2000, was approximately $130,000 net of related expenses. The remainder of the sale price will be recognized in the second and third quarters of fiscal 2001, matching the Company's performance requirements remaining under the terms of the sale agreement.


TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                                                      QUARTER ENDED
                                                    ------------------------------------------------
                                                           OCTOBER 1,               October 3,
                                                              2000                     1999
          ----------------------------------------- ------------------------ -----------------------

          Tax expense (benefit) from
            continuing operations                          $    465                 $    (780)
          ========================================= ======================== =======================


Tax expense (benefit) is impacted by non-deductible goodwill expense incurred in connection with the OCS acquisition that equaled $219,000 for the quarter ended October 1, 2000, and $240,000 for the same period of fiscal 2000.

DISCONTINUED OPERATIONS, NET OF TAX
(dollars in thousands)

                                                                       QUARTER ENDED
                                                       ---------------------------------------------
                                                             OCTOBER 1,             October 3,
                                                                2000                   1999
          -------------------------------------------- --------------------- -----------------------

          Income from discontinue operations                   $    --               $   (58)
          ============================================ ===================== =======================

Discontinued operations reflect the results of LaBarge Clayco Wireless, sold on June 30, 2000.


FINANCIAL CONDITION AND LIQUIDITY
The following shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)


                                                                  QUARTER ENDED
                                            ---------------------------------------------------------
                                                        OCTOBER 1,                     July 2,
                                                           2000                         2000
          --------------------------------- ------------------------------ --------------------------

          Stockholders' equity                        $   26,458                   $   25,773
          Debt                                        $   26,917                   $   26,578
          ================================= ============================== ==========================

The Company's continuing operations provided $387,000 of net cash for the quarter ended October 1, 2000. Net higher levels of working capital and capital expenditures were essentially financed by operations and a net $339,000 increase in debt.

Currently, our total debt-to-equity ratio is 1.02 to 1 versus 1.03 to 1 at the end of fiscal 2000.

Effective October 24, 2000, our revolving credit agreement (see Note 7 in "Notes to Consolidated Financial Statements") maturity has been extended to February 2002, and the commitment amount increased to $18.0 million.

RISK FACTORS
The Company operates in a competitive marketplace and is exposed to risks associated with economic conditions.

The Network Technologies Group, as a relatively new operation, has used cash since its acquisition in March 1999. It is too early to predict the timing and the extent of the potential wide-spread acceptance of this segment's products and its contribution to future earnings and cash flow.

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




                                                  LABARGE, INC.
                                        --------------------------------





Date:  November 7, 2000



                                        /s/Donald H. Nonnenkamp
                                        --------------------------------
                                          Donald H. Nonnenkamp
                                          Vice President
                                         and Chief Financial Officer