Form 10-Q
period 2000-12-31
LABARGE INC
filed 2001-02-07
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 31, 2000          Commission file number:  1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                         73-0574586
---------------------------------                -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification No.)



        9900A Clayton Road, St. Louis, Missouri                       63124
----------------------------------------------------------       ---------------
                     (Address)                                     (Zip Code)

                                 (314) 997-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | |.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 31, 2000. 14,904,117 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           --------------------------------------- ---------------------------------
                                                               DECEMBER 31,         January 2,        DECEMBER 31,        January 2,
                                                                   2000                2000               2000               2000
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------

NET SALES                                                      $   26,923           $ 17,552           $   51,207        $   31,683
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------

COSTS AND EXPENSES:
    Cost of sales                                                  21,383             14,192               40,120            25,862
    Selling and administrative expense                              4,052              3,634                8,240             7,320
    (Gain) due to impairment of assets                                  -             (2,300)                   -            (2,300)
    Interest expense                                                  557                489                1,095               935
    Loss from NotiCom                                                   -                632                    -             1,152
    Other income, net                                                (327)              (110)                (606)             (181)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------

Income earnings (loss) from continuing operations
  before income taxes                                               1,258              1,015                2,358            (1,105)
Income tax expense (benefit)                                          532                337                  997              (443)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------

Net earnings (loss) from continuing operations                        726                678                1,361              (662)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------
DISCONTINUED OPERATIONS:
    Gain (loss) from operations, net of tax benefit                     -                 48                    -               (10)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------

NET EARNINGS (LOSS)                                            $      726           $    726           $    1,361        $     (672)
========================================================== =================== =================== ================== ==============
BASIC EARNINGS (LOSS) PER SHARE:
    Net income (loss) from continuing operations               $      .05           $    .05           $      .09        $     (.05)
    Net income (loss) from discontinued operations                      -                  -                    -                 -
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------
    BASIC NET EARNINGS (LOSS)                                         .05                .05                  .09              (.05)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------
AVERAGE COMMON SHARES OUTSTANDING                                  14,899             14,782               14,884            14,782
========================================================== =================== =================== ================== ==============

DILUTED EARNINGS (LOSS) PER SHARE:
    Net income (loss) from continuing operations               $      .05           $    .05           $      .09        $     (.05)
    Net income (loss) from discontinued operations                      -                  -                    -                 -
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------
    DILUTED NET EARNINGS (LOSS)                                $      .05           $    .05           $      .09              (.05)
---------------------------------------------------------- ------------------- ------------------- ------------------ --------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                          14,899             14,782               14,884            14,782
========================================================== =================== =================== ================== ==============


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)


                                                                                     DECEMBER 31,             July 2,
                                                                                         2000                  2000
--------------------------------------------------------------------------------- ------------------- --------------------

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $     2,903          $      734
    Accounts and notes receivable, net                                                     14,011              17,813
    Inventories                                                                            25,022              22,232
    Prepaid expenses                                                                          812                 864
    Deferred tax assets, net                                                                1,412               1,205
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT ASSETS                                                           $    44,160          $   42,848
--------------------------------------------------------------------------------- ------------------- --------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         12,597              12,683
DEFERRED TAX ASSETS, NET                                                                    1,941               2,526
INTANGIBLE ASSETS, NET                                                                      4,982               5,516
OTHER ASSETS, NET                                                                           5,569               5,160
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                      $    69,249          $   68,733
================================================================================= =================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                             $     5,187          $    9,730
    Current maturities of long-term debt                                                    1,793               1,823
    Trade accounts payable                                                                 10,069               8,228
    Accrued employee compensation                                                           4,536               5,075
    Other accrued liabilities                                                               5,439               2,763
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT LIABILITIES                                                      $    27,024          $   27,619
--------------------------------------------------------------------------------- ------------------- --------------------

OTHER LONG-TERM LIABILITIES                                                                   851                 316
LONG-TERM DEBT                                                                              8,394               9,284
SUBORDINATED DEBT                                                                           5,741               5,741
--------------------------------------------------------------------------------- ------------------- --------------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value.  Authorized 40,000,000 shares; issued
  15,773,253 shares at December 31, 2000 and 15,773,253 at July 2, 2000,
including shares in treasury                                                                  158                 158
Additional paid-in capital                                                                 13,670              13,722
Retained earnings                                                                          16,338              14,978
Less cost of common stock in treasury, 869,136 shares at
  December 31, 2000 and 921,199 shares at July 2, 2000                                     (2,927)             (3,085)
--------------------------------------------------------------------------------- ------------------- --------------------

    TOTAL STOCKHOLDERS' EQUITY                                                             27,239              25,773
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                      $    69,249          $   68,733
================================================================================= =================== ====================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)


                                                                                                     SIX MONTHS ENDED
                                                                                         ----------------------------------------
                                                                                             DECEMBER 31,         January 2,
                                                                                                 2000                2000
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                           $ 1,361             $  (672)
    Adjustments to reconcile net cash provided by operating activities:
       Loss from NotiCom and amortization of technology                                             -                 783
       Depreciation and amortization                                                            1,523               1,803
       Deferred taxes                                                                             378                (573)
         Other                                                                                      3                 (92)
    Changes in assets and liabilities:
          Accounts and notes receivable, net                                                    3,802               2,352
          Inventories                                                                          (2,790)             (1,508)
          Prepaid expenses                                                                         52                (143)
          Trade accounts payable                                                                1,840               1,887
          Other accrued liabilities                                                             2,657              (1,228)
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                      8,826               2,609
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                        -                 708
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       8,826               3,317
---------------------------------------------------------------------------------------- ------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                       (851)               (689)
Additions to other assets                                                                        (464)               (295)
Investment in other companies                                                                       -                (890)
Cash used by investing activities - discontinued operations                                         -                 (24)
---------------------------------------------------------------------------------------- ------------------- --------------------
NET CASH USED BY INVESTING ACTIVITIES                                                          (1,315)             (1,898)
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                                                     (905)             (3,073)
Sale (purchase) of common stock                                                                   106                 (33)
Net change in short-term borrowings, net of acquisitions                                       (4,543)              2,785
Net change in short-term debt of discontinued operations                                            -                 150
---------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH USED BY FINANCING ACTIVITIES                                                          (5,342)               (171)
---------------------------------------------------------------------------------------- ------------------- --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       2,169               1,248
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    734                 462
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                      $ 2,903             $ 1,710
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

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at December 31, 2000 and July 2, 2000, the related consolidated statements of operations for the three and six months ended December 31, 2000 and January 2, 2000 and the consolidated statements of cash flows for the six months ended December 31, 2000 and January 2, 2000, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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


2.   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)


                                                                    DECEMBER 31,                     July 2,
                                                                        2000                           2000
----------------------------------------------------------- ----------------------------- ---------------------------

Billed shipments, net of progress payments                          $   13,468                    $   17,128
Less allowance for doubtful accounts                                       166                           172
----------------------------------------------------------- ----------------------------- ---------------------------
Trade receivables, net                                                  13,302                        16,956
Other current receivables                                                  709                           857
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                    $   14,011                    $   17,813
=========================================================== ============================= ===========================


Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

3.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                      DECEMBER 31,                  July 2,
                                                                          2000                       2000
------------------------------------------------------------- ---------------------------- --------------------------


Raw materials                                                          $   18,357                  $   12,348
Work in progress                                                            7,843                      10,210
------------------------------------------------------------- ---------------------------- --------------------------
                                                                           26,200                      22,558
Less progress payments                                                      1,178                         326
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   25,022                  $   22,232
============================================================= ============================ ==========================


In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


4.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)


                                                                       DECEMBER 31,                  July 2,
                                                                           2000                       2000
--------------------------------------------------------------- -------------------------- --------------------------

Software                                                                $   1,425                  $    1,366
Patents                                                                        80                          91
Goodwill                                                                    6,695                       6,685
--------------------------------------------------------------- -------------------------- --------------------------
                                                                            8,200                       8,142
Less amortization                                                           3,218                       2,626
--------------------------------------------------------------- -------------------------- --------------------------
                                                                        $   4,982                  $    5,516
=============================================================== ========================== ==========================


Amortization expense was approximately $294,000 for the quarter ended December 31, 2000 and $270,000 for the quarter ended January 2, 2000.


5.   OTHER ASSETS

Other assets is summarized as following:
(dollars in thousands)


                                                                      DECEMBER 31,                    July 2,
                                                                          2000                         2000
------------------------------------------------------------- ---------------------------- --------------------------

Cash value of life insurance                                           $   3,842                   $    3,618
Deposits, licenses, and other                                              1,623                        1,429
Investments in businesses                                                    136                          136
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,601                   $    5,183
Less amortization                                                             32                           23
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,569                   $    5,160
============================================================= ============================ ==========================


Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd.

6.   SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)


                                                                            DECEMBER 31,              July 2,
                                                                                2000                    2000
---------------------------------------------------------------------- ----------------------- ----------------------

Short-term borrowings:
  Revolving credit agreement:
     Balance at period-end                                                   $    5,187             $    9,730
     Interest rate at period-end                                                   8.22%                  9.45%
     Average amount of short-term borrowings outstanding during period
                                                                             $   10,362             $    4,612
     Average interest rate for period                                              8.85%                  9.03%
     Maximum short-term borrowings at any month-end                          $   13,302             $   10,590
====================================================================== ======================= ======================
Senior long-term debt:
  Senior lender:
     Term loan                                                               $    3,122                  3,908
     Mortgage loan                                                                5,945                  5,992
  Other                                                                           1,120                  1,207
---------------------------------------------------------------------- ----------------------- ----------------------
Total senior long-term debt                                                      10,187                 11,107
Less current maturities                                                           1,793                  1,823
---------------------------------------------------------------------- ----------------------- ----------------------
Long-term debt, less current maturities                                      $    8,394             $    9,284
====================================================================== ======================= ======================
Subordinated debt                                                            $    5,741             $    5,741
====================================================================== ======================= ======================


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:

- A term loan, with a current balance of $3.1 million, requiring repayments of $393,000 of principal quarterly. Under this schedule, the term loan will be repaid in December 2002.

- A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of December 31, 2000, the maximum allowable was $15.8 million. The revolver borrowing at quarter-end was $5.2 million, and letters of credit outstanding totaled $1.6 million. Unused revolving credit available at December 31, 2000 was $9.0 million. The maturity date of the revolving credit facility is February 2002.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and maximum capital expenditures. The Company is in compliance with its borrowing agreement covenants for the quarter ended December 31, 2000.

- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of the quarter-end, the average rate was approximately 8.85%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008. The balance at quarter-end was $5.9 million.

OTHER LONG-TERM DEBT:
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at December 2000 was $1.1 million.

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

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in August 1998. This agreement swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, $7.5 million at December 31, 2000, amortizes quarterly. This agreement expires in September 2005.

OTHER LONG-TERM LIABILITIES:
     Other long-term liabilities include (1) deferred revenues associated with the proprietary ScadaNET Network" (representing prepaid communication services), and (2) long-term customer advances.


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


9.   CASH FLOWS

Total cash payments for interest for the three and six months ended December 31, 2000 were $456,000 and $1.0 million, compared with $548,000 and $1.1 million for the three and six months ended January 2, 2000. Cash payments for federal and state income taxes were $845,000 and $1.7 million for the three and six months ended December 31, 2000, compared with a cash refund for income taxes of $-0-and $754,000, for the three and six months ended January 2, 2000.


10.  EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:



                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ----------------------------------- -----------------------------------
                                                          DECEMBER 31,        January 2,        DECEMBER 31,       January 2,
                                                              2000               2000               2000              2000
------------------------------------------------------- ----------------- ----------------- -------------------- --------------

NUMERATOR:
Net earnings (loss) from continuing operations            $      726          $     678          $  1,361         $    (662)
Net earnings (loss) from discontinued operations                   -                 48                 -               (10)
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
Net earnings (loss)                                       $      726          $     726          $  1,361         $    (672)
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
DENOMINATOR:
Denominator for basic net earnings
    (loss) per share                                          14,899             14,782            14,884            14,782
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
POTENTIAL COMMON SHARES:
    Denominator for diluted net earnings
      (loss) per share - adjusted weighted -
      average shares and assumed conversions                  14,899             14,782            14,884            14,782
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from
      continuing operations                               $      .05          $     .05          $    .09         $    (.05)
    Earnings (loss) from discontinued operations                   -                  -                 -                 -
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
    BASIC NET EARNINGS (LOSS)                             $      .05          $     .05          $    .09         $    (.05)
======================================================= ================= ================= ==================== ==============
DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from
      continuing operations                               $      .05          $     .05          $    .09         $    (.05)
    Earnings (loss) from discontinued operations                   -                  -                 -                 -
------------------------------------------------------- ----------------- ----------------- -------------------- --------------
DILUTED NET EARNINGS (LOSS) PER SHARE:                    $      .05          $     .05          $    .09         $    (.05)
======================================================= ================= ================= ==================== ==============


The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.

11.   BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:



                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                       --------------------------------------- ----------------------------------------
                                         DECEMBER 31,         January 2,           DECEMBER 31,          January 2,
                                               2000              2000                2000                   2000
  ------------------------------------ ------------------ -------------------- ------------------- --------------------

  Manufacturing Services Group              $    26,565        $ 17,414             $   50,560            $  31,463
  Network Technologies Group                        358             138                    647                  220
  ------------------------------------ ------------------ -------------------- ------------------- --------------------
                                            $    26,923        $ 17,552             $   51,207            $  31,683
  ==================================== ================== ==================== =================== ====================



EARNINGS (LOSS):

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               ---------------------------------------- -----------------------------------
                                                   DECEMBER 31,         January 2,         DECEMBER 31,         January 2,
                                                       2000                2000                2000                2000
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------

  Pretax earnings (loss) from continuing
     operations:

  Manufacturing Services Group                     $     2,349          $   546           $   4,657            $   (294)
  Gain due to impairment of assets                           -            2,300                   -               2,300
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------
  Total Manufacturing Services Group                     2,349            2,846               4,657               2,006

  Network Technologies Group                              (560)            (592)             (1,159)             (1,077)
  NotiCom                                                    -             (632)                  -              (1,152)
  Corporate and other items                                 26             (118)                (45)                 53
  Interest expense                                        (557)            (489)             (1,095)               (935)
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------

  NET EARNINGS (LOSS) FROM
    CONTINUING OPERATIONS BEFORE TAX               $     1,258          $ 1,015           $   2,358            $ (1,105)
  INCOME TAX EXPENSE (BENEFIT)                             532              337                 997                (443)
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------
  NET EARNINGS (LOSS) FROM
    CONTINUING OPERATIONS                                  726              678               1,361                (662)
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------
  Discontinued operations:
    Income (loss) from operations,
     net of taxes                                            -               48                   -                 (10)
  -------------------------------------------- ------------------- -------------------- ------------------ ----------------

                                                   $       726          $   726           $   1,361            $   (672)
  ============================================ =================== ==================== ================== ================

                                       10

DEPRECIATION & AMORTIZATION EXPENSE:


                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                      ------------------------------------ --------------------------------------
                                        DECEMBER 31,       January 2,          DECEMBER 31,        January 2,
                                            2000              2000                 2000               2000
------------------------------------- --------------- -------------------  ------------------- ------------------

Manufacturing Services Group            $     375          $    320             $    784           $    716
Network Technologies Group                    229               246                  463                515
NotiCom                                         -               178                    -                369
Corporate and other items                     135               102                  276                203
------------------------------------- --------------- -------------------  ------------------- ------------------

                                        $     739          $    846             $  1,523           $  1,803
===================================== =============== ===================  =================== ==================

INVESTMENTS & CAPITAL EXPENDITURES:

                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      -----------------------------------  --------------------------------------
                                        DECEMBER 31,       January 2,          DECEMBER 31,        January 2,
                                            2000              2000                 2000               2000
------------------------------------- --------------- -------------------  ------------------- ------------------
Manufacturing Services Group            $     356          $    227             $  1,024           $    511
Network Technologies Group                    212                84                  248                100
Investment in NotiCom                           -               405                    -                890
Corporate and other items                    (180)              210                   43                373
------------------------------------- --------------- -------------------  ------------------- ------------------

                                        $     388          $    926             $  1,315           $  1,874
===================================== =============== ===================  =================== ==================


TOTAL ASSETS:

                                                         DECEMBER 31,               July 2,
                                                             2000                     2000
      -------------------------------------------- ------------------------ -----------------------

      Manufacturing Services Group                       $   44,907               $   45,283
      Network Technologies Group                              5,522                    5,878
      Corporate and other items                              18,820                   17,572
      -------------------------------------------- ------------------------ -----------------------

                                                         $   69,249               $   68,733
      ============================================ ======================== =======================


GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three or six months ended December 31, 2000.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 99% of its total revenues from this group for the three and six months ended December 31, 2000.

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

     The backlog of unshipped orders in the Manufacturing Services Group increased to $89.5 million at December 31, 2000, compared to $62.7 million at fiscal 2000 year-end. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Backlog growth was from commercial customers.

- The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 1% of its total revenues from this group for the three and six months ended December 31, 2000.

     The backlog of unshipped orders in the Network Technologies Group was $860,000 at December 31, 2000, compared with $382,000 at fiscal 2000 year-end. Contracts with the railroad industry represented the majority of the growth in this backlog.

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

- During the latter part of fiscal 2000, it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it would not provide such additional funding for NotiCom. Consequently, NotiCom attempted to raise additional equity in the capital markets. To date, these efforts have not been successful. Given these events, during the fourth quarter of fiscal 2000, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000.


RESULTS OF OPERATIONS--QUARTER ENDED DECEMBER 31, 2000
NET SALES
(dollars in thousands)


                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                           --------------------------------------- ----------------------------------------------
                                DECEMBER 31,       January 2,                DECEMBER 31,           January 2,
                                    2000              2000                       2000                  2000
  ------------------------ ------------------ -------------------- ---------------------------- -----------------

  Net Sales                     $   26,923         $ 17,552                    $   51,207            $   31,683
  ======================== ================== ==================== ============================ =================

For the fiscal 2001 second quarter, ended December 31, 2000, net sales from continuing operations were $26.9 million compared with $17.6 million for the same period of fiscal 2000. Sales to our top 10 customers represented 71% of total revenue in the second quarter of fiscal 2001 versus 76% for the same period of fiscal 2000. Sales to our top three customers and the portion of total sales they represented were as follows: Northrop Grumman, 23%; Schlumberger, 16%; and Lockheed Martin, 8%.

The MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business were $26.6 million, accounting for 99% of total sales for the quarter ended December 31, 2000, up $9.2 million (53%) over the same period of fiscal 2000.

Comparing the second quarter of fiscal 2001 with the same period of fiscal 2000, the significant sales growth came from commercial customers. Sales to commercial customers grew 111% to $18.7 million. Sales of electro-mechanical assemblies for mail handling equipment used by the U.S. Postal Service was the most significant contribution to this growth. Sales to oil and gas customers also increased during the period.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 1% of total sales for the quarter ended December 31, 2000.

The Network Technologies Group generated second quarter sales of $358,000 versus $138,000 for the second quarter of fiscal 2000. Sales were primarily to the railroad industry. During fiscal 2000, the group's proprietary ScadaNET Network(TM) was selected by several rail organizations as the system of choice for their remote monitoring programs. The system is being installed at nearly 2,600 active crossings by The Burlington Northern and Santa Fe Railway Company, Union Pacific Railroad, Montana Rail Link and I&M Rail Link. Second quarter sales represented the continuation of this build-out program. The ScadaNET Network is a standard component of all new and upgraded rail crossings built by the Union Pacific Railroad and Burlington Northern and Santa Fe Railway Company. In January 2001, the Company reached an agreement with Union

Pacific Railroad to provide equipment and remote monitoring services to retrofit 1,100 crossings in the state of Illinois.


GROSS PROFIT
(dollars in thousands)


                                         THREE MONTHS ENDED                          SIX MONTHS ENDED
                              ------------------------------------------ ------------------------------------------
                                  DECEMBER 31,           January 2,          DECEMBER 31,           January 2,
                                      2000                  2000                 2000                  2000
  --------------------------- -------------------- --------------------- -------------------- ---------------------

  Gross profit                     $  5,540             $  3,360              $ 11,087              $   5,821
  Gross margin                         20.6%                19.1%                 21.7%                 18.4%
  =========================== ==================== ===================== ==================== =====================


A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 19.2% for the quarter (20.5% for the six months) ended December 31, 2000, compared with 19.4% for the quarter (18.5% for the six months) ended January 2, 2000. Additional costs incurred associated with the later-than-expected start-up of the recently announced contract with Northrop Grumman impacted second quarter gross margins.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 49.3% for the quarter ended December 31, 2000. Gross margins for the Network Technologies Group were not significant for the same period of fiscal 2000, as sales totaled only $138,000.

During the second half of fiscal 2001, we anticipate that the Company's sales mix will evolve into higher gross margins with increased sales from the Network Technologies Group.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)



                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                  -------------------------------------- ----------------------------------------
                                     DECEMBER 31,         January 2,        DECEMBER 31,          January 2,
                                         2000                2000               2000                 2000
  ------------------------------- ------------------ ------------------- ------------------ ---------------------

  Selling and administrative
   expenses                            $ 4,052             $ 3,634             $  8,240             $  7,320
  Percent of sales                        15.1%               20.7%                16.1%                23.1%
  =============================== ================== =================== ================== =====================

Selling and administrative expenses rose for the three and six months ended December 31, 2000 as compared to prior periods, reflecting much higher sales levels. As a percent of sales, selling and administrative expenses declined reflecting increased sales without a proportionate increase in selling and administrative expenses. Growth in prior periods' selling and administrative expenses were in anticipation of higher levels of sales and bookings, that were realized in the current quarter, and the expected sales levels for the remainder of the fiscal year.

MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $3.2 million (12.1% of sales) for the quarter ended December 31, 2000 and $3.1 million (17.7% of sales) for the same period of fiscal 2000.

NETWORK TECHNOLOGIES GROUP. This group accounted for $736,000 of selling and administrative expenses for the quarter ended December 31, 2000. This included $219,000 in amortization of goodwill. For the same period of fiscal 2000, these expenses totaled $592,000, including $239,000 of goodwill. Selling and administrative expenses increased due to additional activity and larger sales volume.


INTEREST EXPENSE
(dollars in thousands)

                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                ---------------------------------------- ------------------------------------------
                                   DECEMBER 31,         January 2,            DECEMBER 31,           January 2,
                                       2000                2000                   2000                  2000
  ----------------------------- ----------------- ---------------------- ---------------------- -------------------

  Interest expense                   $   557             $    489               $   1,095            $   935
  ============================= ================= ====================== ====================== ===================


Interest expense increased for the quarter and six months ended December 31, 2000, primarily due to higher average interest rates on additional short-term borrowings to support increased levels of average working capital.


LOSS FROM NOTICOM
(dollars in thousands)


                                            THREE MONTHS ENDED                         SIX MONTHS ENDED
                                 ---------------------------------------- -----------------------------------------
                                     DECEMBER 31,          January 2,          DECEMBER 31,          January 2,
                                         2000                 2000                 2000                 2000
  ------------------------------ -------------------- ------------------- --------------------- -------------------

  Loss from NotiCom                   $      -             $   632             $      -              $ 1,152
  ============================== ==================== =================== ===================== ===================


The Company is no longer providing funding for NotiCom L.L.C. and, at the end of fiscal year 2000, wrote-down its remaining investment to zero. No additional expense is expected to be incurred from the Company's interest in NotiCom's operations.


PRETAX EARNINGS (LOSS) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                            THREE MONTHS ENDED                          SIX MONTHS ENDED
                              ---------------------------------------------- --------------------------------------
                                   DECEMBER 31,             January 2,          DECEMBER 31,         January 2,
                                       2000                    2000                 2000                2000
  --------------------------- ---------------------- ----------------------- ------------------ -------------------

  Pretax earnings (loss)            $    1,258              $   1,015             $  2,358           $  (1,105)
  =========================== ====================== ======================= ================== ===================

The change in earnings from continuing operations for the quarter ended December 31, 2000, compared with the same period of fiscal 2000, is primarily attributable to significantly higher sales (and increase of $9.2 million) and gross profit (an increase of $1.7 million) from the Manufacturing Services Group and the absence of a charge associated with NotiCom L.L.C., offset by the non-recurring gain recognized in the quarter ended January 2, 2000, of $2.3 million associated with the company's investment in Transmedica International.

The Company sold certain technology during the quarter ended October 1, 2000, for a total of $575,000. Revenue recognized in connection with this sale in the quarter ended December 31, 2000, was approximately $246,000. The remainder of the sale price, $137,000, will be recognized in the third quarter of fiscal 2001, matching the Company's remaining performance requirements under the terms of the sale agreement.

TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                     ---------------------------------------- --------------------------------------
                                         DECEMBER 31,         January 2,          DECEMBER 31,        January 2,
                                             2000                2000                 2000               2000
  ---------------------------------- ------------------- -------------------- ------------------- ------------------

  Tax expense (benefit) from
  continuing operations                     $    532           $   337              $   997            $  (443)
  ================================== =================== ==================== =================== ==================


Tax expense (benefit) was impacted by non-deductible goodwill expense of $219,000 incurred in connection with the OCS acquisition in the quarter ended December 31, 2000, and $239,000 for the same period of fiscal 2000.


DISCONTINUED OPERATIONS, NET OF TAX
(dollars in thousands)


                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                        ------------------------------------- -------------------------------------
                                            DECEMBER 31,        January 2,        DECEMBER 31,        January 2,
                                                2000               2000               2000               2000
  ------------------------------------- ------------------- ----------------- ------------------- -----------------
    Income from discontinued
    operations                                 $    -             $   48             $    -             $  (10)
  ===================================== =================== ================= =================== =================


Discontinued operations reflect the results of LaBarge Clayco Wireless, sold on June 30, 2000.


FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)


                                                     DECEMBER 31,                    July 2,
                                                         2000                         2000
          --------------------------------- ------------------------------ --------------------------
          Stockholders' equity                        $   27,239                   $   25,773
          Debt                                        $   21,115                   $   26,578
          ================================= ============================== ==========================

The Company's continuing operations provided $8.4 million of net cash for the quarter ended December 31, 2000. A reduction in net working capital assets, together with earnings generated cash, reduced short-term borrowings during the quarter ended December 31, 2000.

The Company received a $5 million payment from a customer to finance material purchases on a contract negotiated during the quarter. $4.4 million of this payment is classified as other accrued liabilities.

Currently, our total debt-to-equity ratio is .78 to 1 versus 1.03 to 1 at the end of fiscal 2000.

Effective October 24, 2000, our revolving credit agreement (see Note 7 in "Notes to Consolidated Financial Statements") maturity was extended to February 2002, and the commitment amount increased to $18.0 million.

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

                                     PART II


ITEM 4.    Submission of Matter to a Vote of Security Holders

           On November 17, 2000, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

           a. Elected two Class B Directors for a term ending in 2003. Vote tallies were as follows:

                                                 Votes FOR    Votes ABSTAINING
                                                 ---------    ----------------
                    John G. Helmkamp, Jr.       13,370,343           164,935
                    Lawrence J. LeGrand         13,370,743           164,535

           b. Ratified the selection of KPMG, LLP as independent accountants for 2001 with 13,431,487 FOR votes, 54,114 AGAINST votes and 49,677 votes ABSTAINED.


ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 10.6(a) Fifth Amendment to Loan Agreement Among Bank of America, N.A. and LaBarge, Inc. LaBarge/STC, Inc., LaBarge Wireless LLC, and LaBarge OCS, Inc.

           (b) Reports on Form 8-K: On December 4, 2000, a current report on Form 8-K was submitted in accordance with Regulation FD to report the following information.
                - On December 5, 2000, certain members of the Registrant's management will meet with institutional investors and will make a slide presentation.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LABARGE, INC.
                                        -------------------------------





Date:  February 6, 2001



                                         s/Donald H. Nonnenkamp
                                        -------------------------------
                                          Donald H. Nonnenkamp
                                          Vice President
                                          and Chief Financial Officer