Form 10-Q
period 2001-03-31
LABARGE INC
filed 2001-05-14
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 1, 2001           Commission file number:     1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                         73-0574586
-----------------------------------                 ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)



9900A Clayton Road, St. Louis, Missouri                                63124
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of April 1, 2001. 14,931,616 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 ------------------------        ------------------------
                                                                 APRIL 1,        April 2,        APRIL 1,        April 2,
                                                                   2001            2000             2001           2000
                                                                 --------        --------        --------        --------
NET SALES                                                        $ 32,428        $ 22,139        $ 83,636        $ 53,822
                                                                 --------        --------        --------        --------

COSTS AND EXPENSES:

    Cost of sales                                                  25,153          16,923          65,273          42,785
    Selling and administrative expense                              5,010           3,920          13,250          11,240
    (Gain) due to impairment of assets                               --              --              --            (2,300)
    Interest expense                                                  433             550           1,528           1,485
    Loss from NotiCom                                                --               462            --             1,614
    Other income, net                                                (221)            (54)           (826)           (235)
                                                                 --------        --------        --------        --------

Income earnings (loss) from continuing operations
  before income taxes                                               2,053             338           4,411            (767)
Income tax expense (benefit)                                          838             209           1,835            (234)
                                                                 --------        --------        --------        --------

Net earnings (loss) from continuing operations                      1,215             129           2,576            (533)
                                                                 --------        --------        --------        --------
DISCONTINUED OPERATIONS:

    Gain (loss) from operations, net of tax benefit                  --               204            --               194
                                                                 --------        --------        --------        --------

NET EARNINGS (LOSS)                                              $  1,215        $    333        $  2,576        $   (339)
                                                                 ========        ========        ========        ========
BASIC EARNINGS (LOSS) PER SHARE:

    Net income (loss) from continuing operations                 $    .08        $    .01        $    .17        $   (.03)
    Net income (loss) from discontinued operations                   --               .01            --               .01
                                                                 --------        --------        --------        --------
    BASIC NET EARNINGS (LOSS)                                         .08             .02             .17            (.02)
                                                                 --------        --------        --------        --------
AVERAGE COMMON SHARES OUTSTANDING                                  14,928          14,810          14,899          14,748
                                                                 ========        ========        ========        ========

DILUTED EARNINGS (LOSS) PER SHARE:

    Net income (loss) from continuing operations                 $    .08        $    .01        $    .17        $   (.03)
    Net income (loss) from discontinued operations                   --               .01            --               .01
                                                                 --------        --------        --------        --------
    DILUTED NET EARNINGS (LOSS)                                  $    .08        $    .02        $    .17        $   (.02)
                                                                 --------        --------        --------        --------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                          14,928          14,814          14,899          14,748
                                                                 ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                        APRIL 1,        July 2,
                                                                                          2001            2000
                                                                                        --------        --------
ASSETS

CURRENT ASSETS:

    Cash and cash equivalents                                                           $  1,701        $    734
    Accounts and notes receivable, net                                                    15,196          17,813
    Inventories                                                                           25,124          22,232
    Prepaid expenses                                                                         893             864
    Deferred tax assets, net                                                               1,412           1,205
                                                                                        --------        --------
       TOTAL CURRENT ASSETS                                                             $ 44,326        $ 42,848
                                                                                        --------        --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                        12,776          12,683
DEFERRED TAX ASSETS, NET                                                                   1,941           2,526
INTANGIBLE ASSETS, NET                                                                     4,794           5,516
OTHER ASSETS, NET                                                                          4,789           5,160
                                                                                        --------        --------
                                                                                        $ 68,626        $ 68,733
                                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Short-term borrowings                                                               $  3,500        $  9,730
    Current maturities of long-term debt                                                   1,779           1,823
    Trade accounts payable                                                                 9,840           8,228
    Accrued employee compensation                                                          5,361           5,075
    Other accrued liabilities                                                              5,434           2,763
                                                                                        --------        --------
       TOTAL CURRENT LIABILITIES                                                        $ 25,914        $ 27,619
                                                                                        --------        --------

OTHER LONG-TERM LIABILITIES                                                                  623             316
LONG-TERM DEBT                                                                             7,946           9,284
SUBORDINATED DEBT                                                                          5,741           5,741
                                                                                        --------        --------
STOCKHOLDERS' EQUITY:

Common stock, $.01 par value. Authorized 40,000,000 shares; issued 15,773,253 shares at April 1, 2001 and 15,773,253 at July 2, 2000,

including shares in treasury                                                                 158             158
Additional paid-in capital                                                                13,609          13,722
Retained earnings                                                                         17,554          14,978
Accumulated other comprehensive loss                                                        (100)           --
Less cost of common stock in treasury, 841,637 shares at
  April 1, 2001 and 921,199 shares at July 2, 2000                                        (2,819)         (3,085)
                                                                                        --------        --------
    TOTAL STOCKHOLDERS' EQUITY                                                            28,502          25,773
                                                                                        --------        --------
                                                                                        $ 68,626        $ 68,733
                                                                                        ========        ========


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)


                                                                                                    NINE MONTHS ENDED
                                                                                              -------------------------
                                                                                               APRIL 1,        April 2,
                                                                                                 2001            2000
                                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                                            $ 2,576        $  (339)
    Adjustments to reconcile net cash provided by operating activities:
       (Gain) due to impairment of assets                                                         --             (100)
       Net (earnings) from discontinued operations                                                --             (194)
       Loss from NotiCom and amortization of technology                                           --            1,068
       Depreciation and amortization                                                             2,160          2,657
       Deferred taxes                                                                              378           (132)
         Other                                                                                       2           (230)
    Changes in assets and liabilities:
          Accounts and notes receivable, net                                                     2,617         (2,878)
          Inventories                                                                           (2,891)        (5,565)
          Prepaid expenses                                                                         (29)           (80)
          Trade accounts payable                                                                 1,612          4,111
          Other accrued liabilities                                                              3,149           (425)
                                                                                               -------        -------
NET CASH PROVIDED BY CONTINUING OPERATIONS                                                       9,574         (2,107)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                                      --               33
                                                                                               -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        9,574         (2,074)
                                                                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                                      (1,446)          (976)
Decrease (increase) in other assets                                                                283           (460)
Investment in other companies                                                                     --             (948)
Cash used by investing activities - discontinued operations                                       --              (54)
                                                                                               -------        -------
NET CASH USED BY INVESTING ACTIVITIES                                                           (1,163)        (2,438)
                                                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt                                                                    (1,367)        (3,942)
Sale (purchase) of common stock                                                                    153             51
Net change in short-term borrowings                                                             (6,230)         8,450
Net change in short-term debt of discontinued operations                                          --              100
                                                                                               -------        -------

NET CASH USED BY FINANCING ACTIVITIES                                                           (7,444)         4,659
                                                                                               -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          967            147
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     734            462
                                                                                               -------        -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $ 1,701        $   609
                                                                                               =======        =======


See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at April 1, 2001 and July 2, 2000, the related consolidated statements of operations for the three and nine months ended April 1, 2001 and April 2, 2000 and the consolidated statements of cash flows for the nine months ended April 1, 2001 and April 2, 2000, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

2.  ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                  APRIL 1,      July 2,
                                                                    2001         2000
                                                                 ----------   ----------
Billed shipments, net of progress payments                        $14,854       $17,128
Less allowance for doubtful accounts                                  256           172
                                                                  -------       -------
Trade receivables, net                                             14,598        16,956
Other current receivables                                             598           857
                                                                  -------       -------
                                                                  $15,196       $17,813
                                                                  =======       =======

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

3.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                   APRIL 1,        July 2,
                                                                     2001           2000
                                                                  -----------   -----------
Raw materials                                                       $12,168       $12,348
Work in progress                                                     14,300        10,210
                                                                    -------       -------
                                                                     26,468        22,558
Less progress payments                                                1,344           326
                                                                    -------       -------
                                                                    $25,124       $22,232
                                                                    =======       =======

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

4.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                     APRIL 1,      July 2,
                                                                       2001         2000
                                                                     --------      -------
Software                                                              $1,453       $1,366
Patents                                                                   80           91
Goodwill                                                               6,695        6,685
                                                                      ------       ------
                                                                       8,228        8,142
Less amortization                                                      3,434        2,626
                                                                      ------       ------
                                                                      $4,794       $5,516
                                                                      ======       ======

Amortization expense was approximately $220,000 for the quarter ended April 1, 2001 and $282,000 for the quarter ended April 2, 2000.

5.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                                   APRIL 1,      July 2,
                                                                     2001         2000
                                                                   --------      -------
Cash value of life insurance                                        $3,828       $3,618
Deposits, licenses, and other                                          861        1,429
Investments in businesses                                              136          136
                                                                    ------       ------
                                                                    $4,825       $5,183
Less amortization                                                       36           23
                                                                    ------       ------
                                                                    $4,789       $5,160
                                                                    ======       ======


Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd.

6.   SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                             APRIL 1,       July 2,
                                                                               2001          2000
                                                                            -----------   -----------
Short-term borrowings:
  Revolving credit agreement:
     Balance at period-end                                                   $ 3,500        $ 9,730
     Interest rate at period-end                                                6.64%          9.45%
     Average amount of short-term borrowings outstanding during period
                                                                             $ 8,503        $ 4,612
     Average interest rate for period                                           7.97%          9.03%
     Maximum short-term borrowings at any month-end                          $13,302        $10,590
                                                                             =======        =======
Senior long-term debt:
  Senior lender:
     Term loan                                                               $ 2,729          3,908
     Mortgage loan                                                             5,919          5,992
  Other                                                                        1,077          1,207
                                                                             -------        -------
Total senior long-term debt                                                    9,725         11,107
Less current maturities                                                        1,779          1,823
                                                                             -------        -------
Long-term debt, less current maturities                                      $ 7,946        $ 9,284
                                                                             =======        =======
Subordinated debt                                                            $ 5,741        $ 5,741
                                                                             =======        =======


The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:

The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:

o A term loan, with a current balance of $2.7 million, requiring repayments of $393,000 of principal quarterly. Under this schedule, the term loan will be repaid in December 2002.

o A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of April 1, 2001, the maximum allowable was $18.0 million. The revolver borrowing at quarter-end was $3.5 million, and letters of credit outstanding totaled $2.2 million. Unused revolving credit available at April 1, 2001 was $12.3 million. The maturity date of the revolving credit facility is February 2002.

o Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and maximum capital expenditures. The Company is in compliance with its borrowing agreement covenants for the quarter ended April 1, 2001.

o Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of the quarter-end, the average rate was approximately 6.64%.

o A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008. The balance at quarter-end was $5.9 million.

OTHER LONG-TERM DEBT:

     Industrial Revenue Bonds:

     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at April 2001 was $1.1 million.

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

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001. The agreement, designated as a hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $4.0 million and expires in June 2003. In accordance with FAS 133, the change in fair value of the swap, amounting to approximately $100,000, was recorded to other comprehensive loss.

OTHER LONG-TERM LIABILITIES:

     Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network" (representing prepaid communication services).

7.   DISCONTINUED OPERATIONS

On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest in this joint venture, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. In the fiscal 2000 fourth quarter, the Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

LaBarge Clayco Wireless has been accounted for as a discontinued operation.

8.   INCOME TAXES

The Company has alternative minimum and investment tax credit carryforwards of approximately $422,000 that are available to reduce future federal income taxes.

9.   CASH FLOWS

Total cash payments for interest for the three and nine months ended April 1, 2001 were $488,000 and $1.5 million, respectively, compared with $475,000 and $1.6 million for the three and nine months ended April 2, 2000. Cash payments for federal and state income taxes were $231,000 and $1.2 million, respectively, for the three and nine months ended April 1, 2001, compared with a cash refund for income taxes of $-0- and $754,000, for the three and nine months ended
April 2, 2000.

10.  EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              ---------------------------       ---------------------------
                                                               APRIL 1,         April 2,         APRIL 1,         April 2,
                                                                 2001             2000             2001             2000
                                                              ----------       ----------       ----------       ----------
NUMERATOR:

Net earnings (loss) from continuing operations                $    1,215       $      129       $    2,576       $     (533)
Net earnings (loss) from discontinued operations                    --                204             --                194
                                                              ----------       ----------       ----------       ----------
Net earnings (loss)                                           $    1,215       $      333       $    2,576       $     (339)
                                                              ----------       ----------       ----------       ----------
DENOMINATOR:

Denominator for basic net earnings
    (loss) per share                                              14,928           14,810           14,899           14,748
                                                              ----------       ----------       ----------       ----------
POTENTIAL COMMON SHARES:
    Denominator for diluted net earnings
      (loss) per share - adjusted weighted -
      average shares and assumed conversions                      14,928           14,814           14,899           14,748
                                                              ----------       ----------       ----------       ----------
  BASIC EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from
      continuing operations                                   $      .08       $      .01       $      .17       $     (.03)
    Earnings (loss) from discontinued operations                    --                .01               --              .01
                                                              ----------       ----------       ----------       ----------
    BASIC NET EARNINGS (LOSS)                                 $      .08       $      .02       $      .17       $     (.02)
                                                              ==========       ==========       ==========       ==========
  DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from
      continuing operations                                   $      .08       $      .01       $      .17       $     (.03)
    Earnings (loss) from discontinued operations                    --                .01             --                .01
                                                              ----------       ----------       ----------       ----------
DILUTED NET EARNINGS (LOSS) PER SHARE:                        $      .08       $      .02       $      .17       $     (.02)
                                                              ==========       ==========       ==========       ==========


The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.

11.  BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                           ----------------------      ----------------------
                                           APRIL 1,      April 2,      APRIL 1,      April 2,
                                             2001         2000          2001           2000
                                           --------      --------      --------      --------
Manufacturing Services Group               $31,530       $21,779       $82,091       $53,241
Network Technologies Group                     898           360         1,545           581
                                           -------       -------       -------       -------
                                           $32,428       $22,139       $83,636       $53,822
                                           =======       =======       =======       =======



EARNINGS (LOSS):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   -----------------------      ------------------------
                                                   APRIL 1,       April 2,      APRIL 1,        April 2,
                                                     2001          2000           2001            2000
                                                   --------       --------      --------        --------
Pretax earnings (loss) from continuing
     operations:

Manufacturing Services Group                       $ 2,790        $ 1,900        $ 7,447        $ 1,606
Gain due to impairment of assets                      --             --             --            2,300
                                                   -------        -------        -------        -------
Total Manufacturing Services Group                   2,790          1,900          7,447          3,906

Network Technologies Group                            (365)          (490)        (1,522)        (1,567)
NotiCom                                               --             (462)          --           (1,614)
Corporate and other items                               61            (60)            14             (7)
Interest expense                                      (433)          (550)        (1,528)        (1,485)
                                                   -------        -------        -------        -------

NET EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS BEFORE TAX                 $ 2,053        $   338        $ 4,411        $  (767)
INCOME TAX EXPENSE (BENEFIT)                           838            209          1,835           (234)
                                                   -------        -------        -------        -------
NET EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS                              1,215            129          2,576           (533)
                                                   -------        -------        -------        -------
Discontinued operations:
  Income (loss) from operations,
   net of taxes                                       --              204           --              194
                                                   -------        -------        -------        -------
Net earnings (loss)                                $ 1,215        $   333        $ 2,576        $  (339)
                                                   =======        =======        =======        =======

DEPRECIATION & AMORTIZATION EXPENSE:


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ---------------------     ---------------------
                                           APRIL 1,     April 2,     APRIL 1,     April 2,
                                             2001         2000          2001        2000
                                           --------     --------     --------     --------
Manufacturing Services Group                $  345       $  327       $1,128       $1,044
Network Technologies Group                     226          248          689          763
NotiCom                                       --            178         --            547
Corporate and other items                       66          102          343          303
                                            ------       ------       ------       ------
                                            $  637       $  855       $2,160       $2,657
                                            ======       ======       ======       ======

INVESTMENTS & CAPITAL EXPENDITURES:


                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                            -----------------------       ----------------------
                                            APRIL 1,       April 2,       APRIL 1,      April 2,
                                              2001           2000          2001           2000
                                            --------       --------       --------      --------
Manufacturing Services Group                $    (9)       $   175        $ 1,015       $   686
Network Technologies Group                     (163)            27             85           127
Investment in NotiCom                          --               58           --             948
Corporate and other items                        20            245             63           623
                                            -------        -------        -------       -------
                                            $  (152)       $   505        $ 1,163       $ 2,384
                                            =======        =======        =======       =======


Investment and capital expenditures is a composite of transactions related to fixed assets, intangible assets, investment in joint ventures and other assets.

TOTAL ASSETS:

                                                   APRIL 1,      July 2,
                                                     2001          2000
                                                   --------      -------
Manufacturing Services Group                       $45,878       $45,283
Network Technologies Group                           5,571         5,878
Corporate and other items                           17,177        17,572
                                                   -------       -------
                                                   $68,626       $68,733
                                                   =======       =======

GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three or nine months ended April 1, 2001.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

o The MANUFACTURING SERVICES GROUP is the Company's core electronics manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. The Company derived approximately 97% and 98% of its total revenues from this group for the three and nine months ended April 1, 2001, respectively.

     The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the government systems, defense, aerospace, and oil and gas markets. The group's manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

     The backlog of unshipped orders in the Manufacturing Services Group increased to $93.2 million at April 1, 2001, compared with $62.7 million at fiscal 2000 year-end. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and their application to targeted large customers in a variety of industries. Backlog growth during the quarter was related to commercial customers, and includes major new customer relationships in new markets with significant growth potential.

o The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 3% and 2% of its total revenues from this group for the three and nine months ended April 1, 2001, respectively.

     The backlog of unshipped orders in the Network Technologies Group was $1.4 million at April 1, 2001, compared with $382,000 at fiscal 2000 year-end. Contracts with the railroad industry represented the majority of the growth in the backlog.

SIGNIFICANT EVENTS
Recent significant events include:

o On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest in the joint venture, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes. LaBarge Clayco Wireless has been accounted for as a discontinued operation.

o During the latter part of fiscal 2000, it was determined that significant additional investment would be required to continue development of NotiCom L.L.C.'s BusCall(TM) product. During the fourth quarter, the Company determined it would not provide such additional funding for NotiCom. Consequently, NotiCom attempted to raise additional equity in the capital markets. To date, these efforts have not been successful. Given these events, during the fourth quarter of fiscal 2000, the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million (before taxes) in fiscal 2000.

RESULTS OF OPERATIONS -- QUARTER ENDED APRIL 1, 2001

NET SALES
(dollars in thousands)

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                               ----------------------      ----------------------
                               APRIL 1,      April 2,      APRIL 1,      April 2,
                                 2001          2000         2001           2000
                               --------      --------      --------      -------
Net Sales                      $32,428       $22,139       $83,636       $53,822
                               =======       =======       =======       =======

For the fiscal 2001 third quarter, ended April 1, 2001, net sales from continuing operations were $32.4 million compared with $22.1 million for the same period of fiscal 2000. Sales to our top 10 customers represented 81% of total revenue in the third quarter of fiscal 2001 versus 65% for the same period of fiscal 2000. Sales to our top three customers and the portion of total third-quarter sales they represented were as follows: Northrop Grumman, 33%; Schlumberger, 18%; and Lockheed Martin, 9%.

The MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business were $31.5 million, accounting for 97% of total sales for the quarter ended April 1, 2001, up $9.8 million (45%) over the same period of fiscal 2000.

Comparing the third quarter of fiscal 2001 with the same period of fiscal 2000, the significant sales growth came from commercial customers. Sales to commercial customers grew 107% to $24.6 million. Sales of electro-mechanical assemblies for mail handling equipment used by the U.S. Postal Service was the most significant contributor to this growth. Sales to oil and gas and commercial aerospace customers also increased during the period.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 3% of total sales for the quarter ended April 1, 2001.

The Network Technologies Group generated third quarter sales of $898,000 versus $360,000 for the third quarter of fiscal 2000. Sales were primarily to the railroad industry. During fiscal 2000, the group's proprietary

ScadaNET Network(TM) was selected by several rail organizations as the system of choice for their remote monitoring programs. The system is being installed at nearly 2,600 active crossings by The Burlington Northern and Santa Fe Railway Company, Union Pacific Railroad, Montana Rail Link and I&M Rail Link. Second-quarter sales represented the continuation of this build-out program. The ScadaNET Network is a standard component of all new and upgraded rail crossings built by the Union Pacific Railroad and Burlington Northern and Santa Fe Railway Company. In January 2001, the Company reached an agreement with Union Pacific Railroad to provide equipment and remote monitoring services to retrofit 1,100 crossings in the state of Illinois.

GROSS PROFIT
(dollars in thousands)

                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                  ------------------------        ---------------------------
                                   APRIL 1,       April 2,        APRIL 1,          April 2,
                                     2001           2000             2001             2000
                                  --------        --------        ---------        ----------
Gross profit                      $  7,275        $  5,216        $  18,363        $  11,037
Gross margin                          22.4%           23.6%            22.0%            20.5%
                                  ========        ========        =========        =========

A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 21.5% for the quarter (21.4% for the nine months) ended April 1, 2001, compared with 24.5% for the quarter (21.5% for the nine months) ended April 2, 2000.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 54.4% for the quarter (52.4% for the nine months) ended April 1, 2001. This represents gross profit amounts of $488,000 and $810,000 for the three and nine months ended April 1, 2001. In fiscal year 2000, gross profit was $188,000 and $400,000 for the three and nine months ended April 2, 2000.

SELLING AND ADMINISTRATIVE EXPENSE
(dollars in thousands)

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                     --------------------------     -----------------------------
                                       APRIL 1,        April 2,        APRIL 1,        April 2,
                                         2001           2000            2001             2000
                                     ----------     -----------     ------------     ------------
Selling and administrative
expense                               $  5,010        $  3,920       $   13,250        $  11,240
Percent of sales                          15.5%           17.7%            15.8%            20.9%
                                      ========        ========        =========        =========

Selling and administrative expense rose for the three and nine months ended April 1, 2001 as compared with prior periods, reflecting much higher sales levels. However, selling and administrative expense declined as a percentage reflecting increased sales without a proportionate increase in selling and administrative expense. Growth in prior periods' selling and administrative expense was in anticipation of higher levels of sales and bookings that were realized in the third quarter and the expected sales levels for the remainder of the fiscal year.

MANUFACTURING SERVICES GROUP. Selling and administrative expense for this group was $4.1 million (13.0% of sales) for the quarter ended April 1, 2001 and $3.4 million (15.7% of sales) for the same period of fiscal 2000.

NETWORK TECHNOLOGIES GROUP. This group accounted for $854,000 of selling and administrative expense for the quarter ended April 1, 2001, including $215,000 in amortization of goodwill. For the same period of fiscal 2000, these expenses totaled $679,000, including $240,000 of goodwill. Selling and administrative expense increased in the fiscal 2001 periods due to additional selling and development activity, larger sales volume and greater allocation of corporate expenses.

INTEREST EXPENSE
(dollars in thousands)

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                   ---------------------    ----------------------
                                   APRIL 1,     April 2,     APRIL 1,     April 2,
                                     2001         2000        2001          2000
                                   --------     --------    ---------     --------
Interest expense                    $  433       $  550       $1,528       $1,485
                                    ======       ======       ======       ======

Interest expense decreased for the quarter ended April 1, 2001, primarily due to lower short-term borrowings. Average short-term borrowings for the nine-month period ended April 1, 2001 were slightly higher than the previous period.

LOSS FROM NOTICOM
(dollars in thousands)


                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     ------------------------------         -------------------------------
                                      APRIL 1,            April 2,           APRIL 1,             April 2,
                                       2001                2000                2001                  2000
                                     ----------         -----------         -----------          ----------
  Loss from NotiCom                   $    --             $   462             $    --              $ 1,614
                                      =======             =======             =======              =======


The Company is no longer providing funding for NotiCom L.L.C. and, at the end of fiscal year 2000, wrote-down its remaining investment to zero. No additional expense is expected to be incurred from the Company's interest in NotiCom's operations.

PRETAX EARNINGS (LOSS) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                 ---------------------     ---------------------
                                 APRIL 1,     April 2,     APRIL 1,     April 2,
                                   2001         2000         2001         2000
                                 --------     --------     --------     --------
Pretax earnings (loss)            $2,053       $  338       $4,411       $ (767)
                                  ======       ======       ======       ======

The increase in earnings from continuing operations for the quarter ended
April 1, 2001, compared with the same period of fiscal 2000, is primarily attributable to significantly higher sales (an increase of $9.8 million) and gross profit (an increase of $1.6 million) from the Manufacturing Services Group, a $125,000 reduction in the pretax loss of the Network Technologies Group and the absence of a charge associated with NotiCom L.L.C.

The Company sold certain technology during the quarter ended October 1, 2000, for a total of $575,000. Revenue recognized in connection with this sale in the quarter ended April 1, 2001, was approximately $119,000.

TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS
(dollars in thousands)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                        ---------------------     ---------------------
                                        APRIL 1,     April 2,     APRIL 1,     April 2,
                                          2001         2000         2001        2000
                                        --------     --------     --------     --------
Tax expense (benefit) from
continuing operations                    $  838       $  209       $1,835       $ (234)
                                         ======       ======       ======       ======

Tax expense (benefit) was impacted by non-deductible goodwill expense of $215,000 incurred in connection with the OCS acquisition in the quarter ended April 1, 2001, and $240,000 for the same period of fiscal 2000.

DISCONTINUED OPERATIONS, NET OF TAX
(dollars in thousands)

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              ---------------------------           ---------------------------
                                              APRIL 1,           April 2,           APRIL 1,           April 2,
                                                2001               2000               2001               2000
                                              --------           --------           --------           --------
Income from discontinued operations            $  --             $  204             $  --             $   194
                                               =====             ======             =====             =======


Discontinued operations reflect the results of LaBarge Clayco Wireless, sold on June 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

The following table shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                        APRIL 1,      July 2,
                                         2001          2000
                                        -------       -------
Stockholders' equity                    $28,502       $25,773
Debt                                    $18,966       $26,578
                                        =======       =======


The Company's continuing operations provided $748,000 of net cash for the quarter ended April 1, 2001. A reduction in cash balances, together with cash from earnings, offset by an increase in net working capital assets, reduced short-term and long-term borrowings during the quarter ended April 1, 2001.

Currently, our total debt-to-equity ratio is .67 to 1 versus 1.03 to 1 at the end of fiscal 2000.

RISK FACTORS

The Company operates in a competitive marketplace and is exposed to risks associated with economic conditions.

The Network Technologies Group, as a relatively new operation, has used cash since its acquisition in March 1999. It is too early to predict the timing and the extent of the potential widespread acceptance of this segment's products and its contribution to future earnings and cash flow.

Overall, we believe our availability of funds going forward from cash generated from operations and available credit with the bank should be sufficient to support the planned operations and capital expenditures of our business for the next two years.

                                     PART II

ITEM 5.   Other Information

          At its regular quarterly meeting held on May 2, 2001, the Company's Board of Directors voted to increase the size of the Board from eight to nine members and to appoint Robert G. Clark as a Class C Director. Mr. Clark is Chairman and Chief Executive Officer of Clayco Construction Company, a national, commercial construction company founded in 1984 and headquartered in St. Louis, Missouri.

ITEM 6.   Exhibits and Reports on Form 8-K


          (a) Reports on Form 8-K: On March 26, 2001, a current report on Form 8-K was filed in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LABARGE, INC.
                                               --------------------------------





Date:   May 11, 2001

                                               /s/ Donald H. Nonnenkamp
                                               -------------------------------
                                                   Donald H. Nonnenkamp
                                                   Vice President
                                                   and Chief Financial Officer