Form 10-K405
period 2001-07-01
LABARGE INC
filed 2001-08-31
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year                                         Commission file
 ended July 1, 2001                                           Number 1-5761
-----------------------                                  ----------------------

                                  LABARGE, INC.
--------------------------------------------------------------------------------
              (exact name of registrants specified in its charter)

      Delaware                                                73-0574586
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

                                                        Name of each exchange on
  Title of Class:                                           which registered:

  Common Stock, $.01 par value                          American Stock Exchange
---------------------------------                      -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of August 23, 2001, 15,773,253 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $47.3 million, based upon the closing price of the common stock on the American Stock Exchange on August 23, 2001.

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

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. During fiscal 2001, the Company was engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core electronic manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 2001, the Company derived approximately 98% of its total revenues from this group.

- The NETWORK TECHNOLOGIES GROUP is the Company's newest business activity. This business became part of the Company in fiscal 1999 through the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. The group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2001, the Company derived approximately 2% of its total revenues from the Network Technologies Group.

STRATEGY
The Company's business strategy is to continue to grow its core electronics manufacturing services business and it's Network Technologies Business while developing or acquiring new capabilities, technologies and products related to its core competencies in electronics.

INFORMATION ABOUT EACH BUSINESS ACTIVITY

MANUFACTURING SERVICES GROUP
LaBarge designs and manufactures high performance electronics and interconnect systems for customers in diverse technology-driven markets. The Company provides complete electronic systems solutions, including the design, engineering and manufacturing of interconnect systems, circuit card assemblies and high-level assemblies for our customers' specialized applications.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, aerospace, oil and gas and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The group employs approximately 850 people.

Manufacturing Services Group sales were $116.7 million for fiscal 2001 compared with $78.3 million in fiscal 2000, an increase of 49%.

The backlog for this group at July 1, 2001 was approximately $86.6 million, compared with $62.7 million at July 2, 2000, an increase of 38%. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Approximately $17.7 million of the backlog at fiscal 2001 year-end was not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $4.3 million at fiscal 2000 year-end.

ORGANIZATION
The Company has organized the Manufacturing Services Group with a senior vice president with overall responsibility for the group. He reports to the Chief Executive Officer and President of LaBarge, Inc.

SALES AND MARKETING
During fiscal 2001, the Company generated significant revenues from customers in the defense, aerospace, oil and gas, and other commercial markets. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, commercial aircraft, satellites, space launch vehicles, down-hole instrumentation in oil and gas wells, and mail sorting equipment. However, the Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.

In the Manufacturing Services Group, there are currently 13 sales personnel, 29 engineers and 50 technicians who provide direct customer support as needed. The group's engineering and plant management employees are very involved in sales activities.

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

CONCENTRATION OF BUSINESS
Three customers of the Manufacturing Services Group, each with multiple operating units, together accounted for in excess of 55% of the Company's consolidated sales in fiscal 2001: Northrop Grumman accounted for 27% of total sales; Schlumberger accounted for 17% of total sales; and Lockheed Martin accounted for 10% of total sales. No other customer accounted for more than 5% of sales. Sales to the largest 10 customers represented approximately 75% of the Company's total sales. By comparison, in fiscal 2000, sales to the largest 10 customers represented 74% of the Company's total sales.

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

SALES AND MARKETING
This group's initial market focus is on the railroad industry, which uses the group's proprietary ScadaNET Network(TM) product line to monitor railroad-crossing equipment. In addition, the group is marketing the ScadaNET Network to the oil and gas pipeline industry which uses the products to monitor cathodic protection devices.

The group has four full-time sales personnel and utilizes the services of independent sales representatives to market its products. In addition the group employees 5 engineers for product development.

Fiscal 2001 sales, totaled $2.6 million, compared with fiscal 2000 sales of $1.3 million, and were primarily to the railroad industry as the build out of contracts received from Union Pacific Railroad and Burlington Northern and Santa Fe Railway Company continue. Union Pacific Railroad is in the process of installing CellularRTU's system-wide in the state of Illinois, a deployment of approximately 1,100 units.

In addition, in fiscal 2001, a limited number of CellularRTU's have been deployed in the cathodic protection market, as test and evaluation units. This market is the Network Technologies Group's second target market for the ScadaNET Network.

COMPETITION
The group has various competitors who market devices to monitor remote industrial equipment. None of the competitors are known to market products that provide a comprehensive service as cost effectively as the ScadaNET Network.

OPERATIONS
The group has an engineering and operations center located in the metropolitan Kansas City area. The Company's Manufacturing Services Group is the manufacturer of the Network Technologies Group's products.

CAPITAL STRUCTURE
The Company has a senior, secured loan agreement with a bank.

The following is a summary of the agreement:
- A $2.3 million term loan requiring repayments of $393,000 of principal quarterly.

- A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property, less the current term loan balance and outstanding letters of credit. As of July 1, 2001, the maximum allowable was $18.0 million. The revolver borrowing at fiscal 2001 year-end was $2.5 million and letters of credit outstanding totaled $2.1 million. Unused revolving credit available at July 1, 2001, was $13.4 million. This credit facility matures in February 2002. It is the Company's intention to renew or replace this credit facility.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), EBITDA in relation to debt and, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and twelve months ended July 1, 2001.

- Interest on the loans is at prime or a stated rate over LIBOR based on certain ratios. As of year-end, the average rate was approximately 4.78%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

OTHER LONG-TERM DEBT:
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at July 1, 2001 was $1.0 million.

     Subordinated Convertible Notes:
     In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc. issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001. This agreement, designated as a hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $4.0 million and it expires in June 2003.

OTHER LONG-TERM LIABILITIES:
     Other long-term liabilities are deferred revenues associated with the proprietary ScadaNET Network and represents prepaid communication services.

     The ratio of debt-to-equity as of July 1, 2001 was .59 to 1, compared with
     1.03 to 1 at July 1, 2000.

ENVIRONMENTAL COMPLIANCE
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of any segment of the Company.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
No information has been included hereunder because the Company's foreign sales in each of fiscal 2001, fiscal 2000 and fiscal 1999 were less than 10% of total Company revenue.

ITEM 2.  PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:


                                                                                                           YEAR OF
                                       PRINCIPAL                  LAND               BUILDINGS           TERMINATION
             LOCATION                     USE                    (ACRES)           (SQUARE FEET)          OF LEASE
    -------------------------- -------------------------- --------------------- -------------------- -------------------
    Berryville, AR             Manufacturing &
                               Offices                            17.5                    49,000              Owned

    Houston, TX                Manufacturing &
                               Offices                              3                     48,740               2002

    Huntsville, AR             Manufacturing &
                               Offices                              6                     48,000               2019

    Joplin, MO                 Manufacturing &
                               Offices                              5                     50,400              Owned

    Joplin, MO                 Manufacturing                        4                     33,000               2002

    Lenexa, KS                 Offices                             .5                      4,137               2001

    St. Louis, MO              Offices                              8                     65,176              Owned

    Tulsa, OK                  Manufacturing &
                               Offices                              3                     55,000               2002

    Tulsa, OK                  Manufacturing                                               6,425               2003
    -------------------------- -------------------------- --------------------- -------------------- -------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended July 1, 2001.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 through 46 filed herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2001, fiscal 2000 and fiscal 1999 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of July 1, 2001, the Company had $17.4 million in total debt. $12.6 million is made up of a mortgage loan, subordinated debt, and industrial revenue bonds. This debt has a fixed rate and is not subject to interest rate risk. The interest rate on the remaining $4.8 million is subject to fluctuation. To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement, is $4.0 million and it expires in June 2003. The additional interest cost to the Company if interest rates went up 1%, would be $8,000 for one year.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 14 filed herewith.

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


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   a.  Consolidated Financial Statements.

         See "Index to Consolidated Financial Statements and Schedule" contained on page 14.

   b.  Reports on Form 8-K.
         Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission on December 4, 2001, and June 19, 2001, respectively.

   c.  Exhibits.
         See "Exhibits" below.

   d.  Consolidated Financial Statement Schedule.

         See "Index to Consolidated Financial Statements and Schedule" contained on page 14.

                                    EXHIBITS
Exhibit
Number                             Description
--------                           -----------

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

10.17 Executive Severance Agreement dated November 8, 1999, between Donald H. Nonnenkamp and LaBarge, Inc., previously filed with Securities and Exchange Commission with the Company's current report on Form 10-K on September 22, 2000, 2000 and incorporated herein by reference.

23(a)*         Independent Auditors' Consent.




* Document filed herewith.

                                   SIGNATURES





        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  August 31, 2001










                                 LaBarge, Inc.

                                 By      /s/Donald H. Nonnenkamp
                                   --------------------------------------------
                                    Donald H. Nonnenkamp
                                    Vice President and Chief Financial Officer

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


                  SIGNATURE                                   TITLE                                        DATE
                  ---------                                   -----                                        ----
/s/Pierre L. LaBarge, Jr.                        Chairman Emeritus and Director                           8/22/01
------------------------------------------                                                            --------------
Pierre L. LaBarge, Jr.

/s/Craig E. LaBarge                              President (Chief Executive Officer)                      8/22/01
------------------------------------------       and Director                                         --------------
Craig E. LaBarge

/s/Donald H. Nonnenkamp                          Vice President and Chief                                 8/22/01
------------------------------------------       Financial Officer                                    --------------
Donald H. Nonnenkamp

/s/Robert H. Chapman                             Director                                                 8/22/01
------------------------------------------                                                            --------------
Robert H. Chapman

/s/Robert G. Clark                               Director                                                 8/22/01
------------------------------------------                                                            --------------
Robert G. Clark

/s/Richard P. Conerly                            Director                                                 8/22/01
------------------------------------------                                                            --------------
Richard P. Conerly

/s/John G. Helmkamp, Jr.                         Director                                                 8/22/01
------------------------------------------                                                            --------------
John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand                           Director                                                 8/22/01
------------------------------------------                                                            --------------
Lawrence J. LeGrand

/s/James P. Shanahan, Jr.                        Director                                                 8/22/01
------------------------------------------                                                            --------------
James P. Shanahan, Jr.

/s/Jack E. Thomas, Jr.                           Director                                                 8/22/01
------------------------------------------                                                            --------------
Jack E. Thomas, Jr.

                         LABARGE, INC. AND SUBSIDIARIES
                         INDEX TO CONSOLIDATED FINANCIAL
                            STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----


      Consolidated Financial Statements

      Independent Auditors' Report                                       17

      Consolidated Statements of Operations,                             18
         Years Ended July 1, 2001, July 2, 2000
         And June 27, 1999

      Consolidated Balance Sheets,                                       19
         As of July 1, 2001 and July 2, 2000

      Consolidated Statements of Cash Flows,                             20
         Years Ended July 1, 2001,
         July 2, 2000 and June 27, 1999

      Consolidated Statements of Stockholders' Equity,                   21
         Years Ended July 1, 2001, July 2, 2000
         And June 27, 1999

      Notes to Consolidated Financial Statements                        22-40

      Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  41-46

      Schedule II - Valuation and Qualifying Accounts                    47

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

                                  LaBarge, Inc.
                             SELECTED FINANCIAL DATA
                  (dollars in thousands, except per-share data)


                                                                                      YEAR ENDED
                                                     ---------------------------------------------------------------------------
                                                        JULY 1,         July 2,         June 27,       June 28,        June 29,
                                                          2001            2000            1999           1998            1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $  119,222     $   79,614       $   78,577     $   95,629     $    96,666
Pretax earnings (loss) from
 continuing operations                                      6,526         (1,880)          (3,909)         7,762           7,001
Net earnings (loss) from
  continuing operations                                     3,828         (1,551)          (3,280)         4,898           7,735
--------------------------------------------------------------------------------------------------------------------------------

Discontinued operations:
 Income (loss) from operations,
  net of taxes                                         $       --     $      293       $      200     $     (134)    $        --
 Gain on disposal, net of taxes                                --          2,833               --             --              --

  Net earnings (loss)                                       3,828          1,575           (3,080)         4,764           7,735

BASIC EARNINGS (LOSS) PER SHARE:
  Net income (loss) from
    continuing operations                              $      .26     $     (.11)      $     (.22)    $      .32     $       .50
  Net income (loss) from
    discontinued operations                                    --            .22              .02           (.01)             --
--------------------------------------------------------------------------------------------------------------------------------
  BASIC NET EARNINGS (LOSS)                            $      .26     $      .11       $     (.20)    $      .31     $       .50
--------------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
  Net income (loss) from
    continuing operations                              $      .26     $     (.11)      $     (.22)    $      .31     $       .49
  Net income (loss) from
    discontinued operations                                    --            .22              .02           (.01)             --
--------------------------------------------------------------------------------------------------------------------------------
  DILUTED NET EARNINGS (LOSS)                          $      .26     $      .11       $     (.20)    $      .30     $       .49
--------------------------------------------------------------------------------------------------------------------------------

Total assets                                           $   67,538     $   68,733       $   59,654     $   58,992     $    43,459
Long-term debt                                         $   13,121     $   15,025       $   20,290     $   10,163     $     5,101
--------------------------------------------------------------------------------------------------------------------------------

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

STOCK PRICE AND CASH DIVIDENDS: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 22, 2001, there were approximately 3,075 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2001 and 2000, as reported by the American Stock Exchange.


     2000-2001                               HIGH                   LOW
                                             ----                   ---
     July - September                       2 15/16               1 5/8
     October - December                     2 3/4                 1 5/8
     January - March                        2 17/25               1 3/4
     April - June                           3 13/20               1 23/25


     1999-2000                               HIGH                   LOW
                                             ----                   ---
     July - September                       2 7/16                1 1/2
     October - December                     2 1/4                 1 1/16
     January - March                        3 7/16                2 1/16
     April - June                           2 11/16               1 5/8

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of July 1, 2001 and July 2, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






 /s/ KPMG LLP
--------------------------
St. Louis, Missouri
August 14, 2001

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)



                                                                                            YEAR ENDED
                                                                     ---------------------------------------------------------
                                                                            JULY 1,             July 2,            June 27,
                                                                             2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                $   119,222        $    79,614         $    78,577
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                                             94,386             61,666              62,692
    Selling and administrative expense                                        17,142             16,196              12,978
    (Gain) loss due to impairment of assets                                       --             (2,300)              4,573
    Interest expense                                                           1,884              2,092               1,384
    Loss from NotiCom                                                             --              4,172               1,221
    Other income, net                                                           (716)              (332)               (362)
------------------------------------------------------------------------------------------------------------------------------

Income earnings (loss) from continuing operations
  before income taxes                                                          6,526             (1,880)             (3,909)
Income tax expense (benefit)                                                   2,698               (329)               (629)
------------------------------------------------------------------------------------------------------------------------------

Net earnings (loss) from continuing operations                                 3,828             (1,551)             (3,280)
------------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
    Income from operations (less applicable
      income taxes of $172 and $118
      for 2000 and 1999, respectively)                                            --                293                 200
    Gain on disposal (less applicable income
      taxes of $406 for 2000)                                                     --              2,833                  --
------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                                      $     3,828        $     1,575         $    (3,080)
==============================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE:
    Net income (loss) from continuing operations                         $       .26        $      (.11)        $      (.22)
    Net income from discontinued operations                                       --                .22                 .02
------------------------------------------------------------------------------------------------------------------------------
    BASIC NET EARNINGS (LOSS)                                            $       .26        $       .11         $      (.20)
------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                             14,914             14,783              15,157
==============================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE:
    Net income (loss) from continuing operations                         $       .26        $      (.11)        $      (.22)
    Net income from discontinued operations                                       --                .22                 .02
------------------------------------------------------------------------------------------------------------------------------
    DILUTED NET EARNINGS (LOSS)                                          $       .26        $       .11         $      (.20)
------------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                                     14,914             14,783              15,157
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per-share data)


                                                                                          JULY 1,             July 2,
                                                                                           2001                 2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $        666        $        734
    Accounts and notes receivable, net                                                       16,946              17,813
    Inventories                                                                              23,212              22,232
    Prepaid expenses                                                                            727                 864
    Deferred tax assets, net                                                                  1,087               1,205
--------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT ASSETS                                                            $     42,638        $     42,848
--------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           13,113              12,683
DEFERRED TAX ASSETS, NET                                                                      1,908               2,526
INTANGIBLE ASSETS, NET                                                                        4,693               5,516
OTHER ASSETS, NET                                                                             5,186               5,160
--------------------------------------------------------------------------------------------------------------------------

                                                                                       $     67,538        $     68,733
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                              $      2,500        $      9,730
    Current maturities of long-term debt                                                      1,779               1,823
    Trade accounts payable                                                                    9,605               8,228
    Accrued employee compensation                                                             5,965               5,075
    Other accrued liabilities                                                                 3,899               2,763
--------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                                       $     23,748        $     27,619
--------------------------------------------------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES                                                                     953                 316
LONG-TERM DEBT                                                                                7,500               9,284
SUBORDINATED DEBT                                                                             5,621               5,741
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value. Authorized 40,000,000 shares; issued
    15,773,253 at July 1, 2001 and 15,773,253 shares at July 2, 2000, including
    shares in treasury                                                                          158                 158
Additional paid-in capital                                                                   13,569              13,722
Retained earnings                                                                            18,806              14,978
Accumulated other comprehensive loss                                                            (97)                 --
Less cost of common stock in treasury, 812,176 at July 1, 2001 and 921,199
   shares at July 2, 2000                                                                    (2,720)             (3,085)
--------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                               29,716              25,773
--------------------------------------------------------------------------------------------------------------------------

                                                                                       $     67,538        $     68,733
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                    YEAR ENDED
                                                                                ---------------------------------------------------
                                                                                     JULY 1,           July 2,           June 27,
                                                                                      2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                                $    3,828         $   1,575         $   (3,080)
    Adjustments to reconcile net cash provided (used) by
     operating activities:
       (Gain) loss due to impairment of assets                                             --              (100)             4,573
       Gain on disposal of discontinued operations                                         --            (2,833)                --
       Net earnings from discontinued operations                                           --              (293)              (200)
       Loss from NotiCom and amortization of technology                                    --             4,172              1,221
       Depreciation and amortization                                                    2,828             2,846              1,965
       Deferred taxes                                                                     737            (1,249)              (395)
         Other                                                                              1               (38)                16
    Changes in assets and liabilities, net of acquisitions:
          Accounts and notes receivable, net                                              868            (7,866)             4,440
          Inventories                                                                    (979)           (7,152)             3,053
          Prepaid expenses                                                                136              (136)                (4)
          Trade accounts payable                                                        1,376             4,115             (1,435)
          Accrued liabilities and other                                                 2,550             1,535               (310)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS                                      11,345            (5,424)             9,844
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                               --               402                152
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       11,345            (5,022)             9,996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                             (2,192)           (1,428)            (3,250)
Additions to other assets                                                                (271)             (307)              (748)
Investment in other companies                                                              --            (1,392)            (2,585)
Investment in technology                                                                   --                --             (1,686)
Cash used by investing activities - discontinued operations                                --               (68)              (102)
Proceeds from disposal of discontinued operations                                          --             4,284                 --
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                       (2,463)            1,089             (8,371)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to long-term debt                                                                --             1,318              5,960
Repayments of long-term debt                                                           (1,933)           (6,531)              (953)
Sale (purchase) of common stock                                                           213               118             (2,482)
Net change in short-term borrowings, net of acquisitions                               (7,230)            9,600             (4,140)
Net change in short-term debt of discontinued operations                                   --              (300)               (50)
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                       (8,950)            4,205             (1,665)
-----------------------------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (68)              272                (40)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            734               462                502
-----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $      666         $     734          $     462
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)


                                                                                       ACCUMULATED
                                  COMMON STOCK          ADDITIONAL                     OTHER                    TREASURY STOCK
                                  ------------            PAID-IN         RETAINED     COMPREHENSIVE            --------------
                                SHARES    PAR VALUE       CAPITAL         EARNINGS     LOSS                SHARES            COST
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 28, 1998      15,658,280   $   156     $    13,468       $   16,683           --         (163,649)       $    (665)

Net loss                              --        --              --           (3,080)          --               --               --
Issued for the Employee
  Stock Purchase Plan             53,115         1             147               --           --               --               --
Exercise of stock options             --        --              --             (200)          --           65,000              272
Purchase of common
  to treasury                         --        --              --               --           --         (857,204)          (2,702)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1999      15,711,395   $   157     $    13,615       $   13,403           --         (955,853)       $  (3,095)

Net earnings                          --        --              --            1,575           --               --               --
Issued for the Employee
  Stock Purchase Plan             61,858         1             107               --           --           70,082              135
Exercise of stock options             --        --              --               --           --           70,000              145
Purchase of common
  to treasury                         --        --              --               --           --         (105,428)            (270)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 2, 2000       15,773,253   $   158     $    13,722       $   14,978           --         (921,199)       $  (3,085)

COMPREHENSIVE INCOME:
  NET EARNINGS                        --        --              --            3,828           --               --               --
  CHANGE IN FAIR VALUE OF
   INTEREST RATE HEDGE                --        --              --               --          (97)              --               --
ISSUED FOR THE EMPLOYEE
  STOCK PURCHASE PLAN                 --        --            (153)              --           --          109,027              365
PURCHASE OF COMMON
  TO TREASURY                         --        --              --               --           --               (4)              --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 2001       15,773,253   $   158     $    13,569       $   18,806          (97)        (812,176)        $ (2,720)
====================================================================================================================================

Total comprehensive income for the year ended July 1, 2001, was $3,731,000.

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  July 1, 2001, July 2, 2000 and June 27, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The Company's financial results reflect the following primary business activities:

The Manufacturing Services Group is the Company's core electronics manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets. In fiscal 2001, the Company derived approximately 98% of its total revenue from this business activity.

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

The Network Technologies Group is the Company's newest business activity. This group was started in fiscal 1999 with the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. The group is initially focusing its marketing efforts on the railroad industry to monitor railroad-crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2001, the Company derived approximately 2% of its total revenue from this business activity.

See Note 2, "Acquisitions, Discontinued Operations and Investments."

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles, generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries, and joint ventures in which LaBarge has an interest greater than 50%. Significant intercompany accounts and transactions have been eliminated. Investments in 20%-50% owned companies are accounted for on the equity method. Investments in less than 20%-owned companies are accounted for at cost.

ACCOUNTING PERIOD
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2001 consisted of 52 weeks, compared with 53 weeks for fiscal 2000 and 52 weeks for fiscal 1999.

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

The Company also offers an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.

GOODWILL AND OTHER LONG-LIVED ASSETS
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and investments in technologies, are stated at cost and are amortized on a straight-line basis, over the estimated future periods to be benefited. The Company amortizes these assets over a three- to 10-year life. Impairment losses are recorded on goodwill and other long-lived assets when indicators of impairment are present. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. (See "New Accounting Standards" below.)

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

NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, and is evaluating whether or not to early adopt Statement 142 effective the first quarter of fiscal 2002.

Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by September 30, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by September 30, 2001. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of July 1, 2001, the Company has unamortized goodwill in the amount of $4.3 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $927,000 and $1.1 million for the years ended July 1, 2001 and July 2, 2000, respectively. In the event the Company does not elect to early adopt Statement 142, amortization expense related to identifiable intangible assets, in fiscal 2002, is expected to be $920,000. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The fair value of an interest rate swap agreement at July 1, 2001 was approximately $(97,000). The fair value of the interest rate swap agreement is based upon market quotes from counter-parties. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, the fair value was recorded to other comprehensive loss.

The Company has examined amounts outstanding under the senior secured loan agreement, the Mortgage Loan, the Industrial Revenue Bonds and the Subordinated Convertible Notes and determined that carrying amounts recorded on the financial statements are consistent with the estimated fair value as of July 1, 2001.

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

On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. The value of 310,000 shares, $1.3 million, is included in other current liabilities at June 27, 1999. The Company recorded goodwill of $6.8 million in this transaction which is being amortized over seven years.

On June 12, 2000, the Company called the 310,000 shares of LaBarge-OCS, Inc. stock per its Call Agreement and exchanged the shares for $1.3 million of 7.5% Notes.

During fiscal 2000, the Company determined it is more likely than not that the benefit of the deferred tax assets obtained in the OCS acquisition will be realized. Therefore, the Company reduced the deferred tax asset valuation allowance by $517,000 during fiscal 2000, with a corresponding reduction in goodwill.

The Company used the purchase-method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

NotiCom L.L.C. Joint Venture
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. ("Global") of Rome, Georgia, formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles. Since inception, NotiCom has concentrated on developing BusCall(TM), to provide impending arrival information on school buses. Throughout its history, NotiCom has been a development-stage company.

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

During the later part of fiscal 2000, it was determined that significant additional investment would be required to continue development of the BusCall product. During the fourth quarter, the Company determined it would not provide such additional funding for NotiCom. Given these events the Company wrote-down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000.

In fiscal 2001, NotiCom ceased all operations.

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

In fiscal year 2001, Evolution Holdings ceased operations; consequently, additional amounts owed by Evolution Holdings to the Company, including the convertible note, have been written-off to other income, net.

INVESTMENTS
On June 2, 1999, Transmedica International, Inc. ("Transmedica") defaulted on the payment of a $2.0 million note due the Company. As a result, the Company reevaluated the value of its assets related to Transmedica and elected to reserve the full amount ($4.6 million), while it continued efforts to recover amounts owed it.

In December 1999, the Company settled pending litigation with Transmedica. In the settlement, LaBarge received $2.2 million cash, plus stock and options of Norwood Abbey, Ltd. with an estimated value of $100,000. Norwood Abbey is the Australia-based provider of medical devices that ultimately acquired Transmedica.

3.  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)


                                                                            JULY 1,                     July 2,
                                                                              2001                       2000
------------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                                $   16,703                 $   17,128
Less allowance for doubtful accounts                                             289                        172
------------------------------------------------------------------------------------------------------------------------
Trade receivables, net                                                        16,414                     16,956

Other current receivables                                                        532                        857
------------------------------------------------------------------------------------------------------------------------
                                                                          $   16,946                 $   17,813
========================================================================================================================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At July 1, 2001, other current receivables include $346,000 of customer payments to be received as a settlement under a prior claim for material.

4.  INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                       JULY 1,                      July 2,
                                                                        2001                          2000
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                       $   10,799                    $   12,348
Work in progress                                                        13,028                        10,210
---------------------------------------------------------------------------------------------------------------------
                                                                        23,827                        22,558
Less progress payments                                                     615                           326
---------------------------------------------------------------------------------------------------------------------
                                                                    $   23,212                    $   22,232
=====================================================================================================================

In accordance with contractual agreements, the U.S. Government has a security interest in the inventories identified with related contracts for which progress payments have been received.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)


                                                                                                        Estimated
                                                         JULY 1,                 July 2,               useful life
                                                          2001                    2000                  in years
------------------------------------------------------------------------------------------------------------------------
Land                                                   $    2,458              $    2,457                  --
Building and improvements                                   8,099                   7,888                 5-33
Leasehold improvements                                      2,282                   2,026                 2-10
Machinery and equipment                                    10,792                   9,771                 5-20
Furniture and fixtures                                      1,714                   1,630                 5-20
Computer equipment                                          2,335                   1,951                   3
Construction in progress                                      241                      65                  --
------------------------------------------------------------------------------------------------------------------------
                                                           27,921                  25,788
Less accumulated depreciation                              14,808                  13,105
------------------------------------------------------------------------------------------------
                                                       $   13,113              $   12,683
================================================================================================

Depreciation expense was $1.8 million and $1.7 million for the fiscal years ended July 1, 2001 and July 2, 2000, respectively.

6.  INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)


                                                           JULY 1,                                July 2,
                                                            2001                                   2000
--------------------------------------------------------------------------------------------------------------------
Software                                               $    1,598                              $   1,366
Patents                                                        91                                     91
Goodwill                                                    6,694                                  6,685
--------------------------------------------------------------------------------------------------------------------
                                                            8,383                                  8,142
Less amortization                                           3,690                                  2,626
--------------------------------------------------------------------------------------------------------------------
                                                       $    4,693                              $   5,516
====================================================================================================================

Amortization expense was $1.1 million and $1.2 million for the fiscal years ended July 1, 2001 and July 2, 2000, respectively.

7.  OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)


                                                                     JULY 1,                          July 2,
                                                                       2001                             2000
------------------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                        $    4,220                     $    3,618
Deposits, licenses and other                                               871                          1,429
Investments in businesses                                                  136                            136
------------------------------------------------------------------------------------------------------------------------
                                                                         5,227                          5,183
Less amortization                                                           41                             23
------------------------------------------------------------------------------------------------------------------------
                                                                    $    5,186                     $    5,160
========================================================================================================================

Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd. Please see Note 2 to "Notes to Consolidated Financial Statements" for additional information.

8.   SHORT AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)


                                                                                 JULY 1,                   July 2,
                                                                                  2001                      2000
------------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreement:
    Balance at year-end                                                        $     2,500               $     9,730
    Interest rate at year-end                                                         4.78%                     9.45%
    Average amount of short-term borrowings
      outstanding during period                                                $     7,275               $     4,612
    Average interest rate for period                                                  8.30%                     9.03%
    Maximum short-term borrowings at any month-end                             $    13,302               $    10,590
========================================================================================================================

Senior long-term debt:
  Senior lender:
    Term loan                                                                  $     2,336               $     3,908
    Mortgage loan                                                                    5,895                     5,992
  Other                                                                              1,048                     1,207
------------------------------------------------------------------------------------------------------------------------
Total senior long-term debt                                                          9,279                    11,107
Less current maturities                                                              1,779                     1,823
------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                        $     7,500               $     9,284
========================================================================================================================
Subordinated debt                                                              $     5,621               $     5,741
========================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 2001, 2000 and 1999 were $2.0 million, $2.1 million and $1.5 million, respectively.

SENIOR LENDER
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:

- A term loan, with a current balance of $2.3 million, requiring repayments of $393,000 of principal quarterly.

- A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of July 1, 2001, the maximum allowable was $18.0 million. The revolver borrowing at fiscal year-end was $2.5 million, and letters of credit outstanding totaled $2.1 million. Unused revolving credit available at July 1, 2001, was $13.4 million. This credit facility matures in February 2002. It is the Company's intention to renew or replace this credit facility.

- Covenants and performance criteria include Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and EBITDA in relation to debt and, in addition, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter and twelve months ended July 1, 2001.

- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. As of year-end, the average rate was approximately 4.78%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008.

OTHER LONG-TERM DEBT
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at June 2001 was $1.0 million.

     Subordinated Convertible Notes:
     In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc. issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

     On June 29, 2001, the Company repaid $120,000 of 8% Subordinated Notes assumed in connection with the OCS acquisition. Please see Note 2 of "Notes to Consolidated Financial Statements" for additional information.

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $4.0 million and it expires in June 2003.

OTHER LONG-TERM LIABILITIES
     Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network(TM) (representing prepaid communication services).

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)


                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2002.......................................................  $1,779
                  2003.......................................................   6,593
                  2004.......................................................     207
                  2005.......................................................     305
                  2006.......................................................     207

                  ---------------------------------------------------------------------------

9.   OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2019. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

Rental expense under operating leases is as follows:
(dollars in thousands)



                                                                                  YEAR ENDED
                                                          -------------------------------------------------------------
                                                                 JULY 1,               July 2,            June 27,
                                                                   2001                 2000                1999
-----------------------------------------------------------------------------------------------------------------------
Initial term of more than one year                              $   1,061            $ 1,207             $  1,078
Short-term rentals                                                    758                201                  370
-----------------------------------------------------------------------------------------------------------------------
                                                                $   1,819            $ 1,408             $  1,448
=======================================================================================================================

At July 1, 2001, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:
(dollars in thousands)


                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2002.......................................................      $1,006
                  2003.......................................................         577
                  2004.......................................................         290
                  2005.......................................................         267
                  2006.......................................................         267

                  ---------------------------------------------------------------------------

10.  EMPLOYEE BENEFIT PLANS

The Company has a contributory savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 2001, 2000 and 1999, Company matching contributions were $346,000, $264,000 and $261,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for 2001, 2000 and 1999.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees a return of 2% over the prime interest rate on the deferral (compounded daily from the date of deferral). To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan has decreased the last three years due to growth in cash value life insurance policies the Company purchased. The costs was $(123,000), $(221,000) and $123,000 for the Company-owned insurance in fiscal years 2001, 2000 and 1999, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.7 million at July 1, 2001 compared with $1.4 million at July 2, 2000. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $1.9 million at July 1, 2001 versus $1.6 million at July 2, 2000.

On July 1, 1998, the Company started an employee stock purchase plan that allows any eligible employee to purchase common stock at 15% below the market price as of the first or last day of the quarter, whichever is lower at the end of each quarter. In fiscal 2001, 109,027 shares were purchased by employees in the amount of $215,686, which cost the Company approximately $36,000, compared with 131,940 shares in fiscal 2000.

11.  OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)


                                                                                   YEAR ENDED
                                                         --------------------------------------------------------------
                                                                JULY 1,              July 2,              June 27,
                                                                 2001                  2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Interest income                                                $    175             $     43              $     75
Property rental income                                              900                  871                   766
Property rental expense                                            (649)                (549)                 (473)
Other, net                                                          290                  (33)                   (6)
-----------------------------------------------------------------------------------------------------------------------
                                                               $    716             $    332              $    362
=======================================================================================================================

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

In fiscal 2001, other, net includes revenue recognized in connection with the sale of certain technology totaling $513,000 net of related expenses, and expenses incurred associated with the sale of LaBarge Clayco Wireless in June 2000, totaling $262,000.

At July 1, 2001, the future minimum rental income under leases with tenants in excess of one year is as follows:
(dollars in thousands)


                  FISCAL YEAR
                  ---------------------------------------------------------------------------
                  2002..........................................................  $900
                  2003..........................................................   865
                  2004..........................................................   864
                  2005..........................................................   865
                  2006..........................................................   520
                  ---------------------------------------------------------------------------

12.  INCOME TAXES

Total income tax (benefit) was allocated as follows:
(dollars in thousands)


                                                            CURRENT               DEFERRED               TOTAL
                                                    -------------------------------------------------------------------
Year ended July 1, 2001:
Total:
    U.S. Federal                                           $   1,657             $      698            $    2,355
    State and Local                                              304                     39                   343
-----------------------------------------------------------------------------------------------------------------------
                                                           $   1,961                    737                 2,698
=======================================================================================================================


Year ended July 2, 2000:
Continuing operations:
    U.S. Federal                                           $     (23)            $     (202)           $      (225)
    State and Local                                               (4)                  (100)                  (104)
-----------------------------------------------------------------------------------------------------------------------
                                                           $     (27)            $     (302)           $      (329)
Discontinued operations:
    U.S. Federal                                           $     837             $     (348)           $       489
    State and Local                                              171                    (82)                    89
-----------------------------------------------------------------------------------------------------------------------
                                                           $   1,008             $     (430)           $       578
Total:
    U.S. Federal                                           $     814             $     (550)           $       264
    State and Local                                              167                   (182)                   (15)
-----------------------------------------------------------------------------------------------------------------------
                                                           $     981             $     (732)           $       249
=======================================================================================================================

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)


                                                                        JULY 1,         July 2,        June 27,
                                                                         2001            2000            1999
-------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense (benefit)                             $    2,219      $    (639)      $   (1,329)
Increase (reduction) in income taxes resulting from:
   Change in valuation allowance                                              --             --              851
   State and local tax                                                       226            (69)            (115)
   Goodwill                                                                  294            333              117
   Other                                                                     (41)            46             (153)
-------------------------------------------------------------------------------------------------------------------
                                                                      $    2,698      $    (329)      $     (629)
===================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(dollars in thousands)


                                                                          JULY 1,                     July 2,
                                                                            2001                       2000
---------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
Inventories due to additional costs inventoried
   for tax purposes pursuant to the Tax Reform
   Act of 1986 and inventory reserves                                    $    559                    $    492
Deferred compensation                                                         686                         603
Investment in joint venture                                                   457                         975
Intangibles                                                                   528                         546
Other                                                                         527                         604
Deferred revenue                                                              317                          --
Net operating loss carryforwards                                              154                         294
Tax credit carryforwards                                                       --                         422
---------------------------------------------------------------------------------------------------------------------
         TOTAL GROSS DEFERRED TAX ASSETS                                 $  3,228                    $  3,936

DEFERRED TAX LIABILITIES:
Property, plant and equipment, principally
   due to differences in depreciation                                        (234)                       (205)
---------------------------------------------------------------------------------------------------------------------

         TOTAL GROSS DEFERRED TAX LIABILITIES                                (234)                       (205)
---------------------------------------------------------------------------------------------------------------------

         NET DEFERRED TAX ASSETS                                         $  2,994                    $  3,731
=====================================================================================================================

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments and (receipts) for federal and state income taxes in all years presented were $2.3 million for fiscal 2001, $(863,000) for fiscal 2000 and $617,000 for fiscal 1999.

13.       EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                   JULY 1,              July 2,              June 27,
                                                                     2001                 2000                 1999
------------------------------------------------------------ -------------------- -------------------- -----------------------
NUMERATOR:
Net earnings (loss) from continuing operations                   $    3,828           $   (1,551)          $   (3,280)
Discontinued operations                                                   X                3,126                  200
Net earnings (loss)                                                   3,828                1,575               (3,080)
--------------------------------------------------------------- ------------------- ------------------ -----------------------
DENOMINATOR:
Denominator for basic net earnings
    (loss) per share                                                 14,914               14,783               15,157
--------------------------------------------------------------- ------------------- ------------------ -----------------------
POTENTIAL COMMON SHARES:
    Denominator for diluted net earnings (loss)
     per share - adjusted weighted-average
     shares and assumed conversions                                  14,914               14,783               15,157
--------------------------------------------------------------- ------------------- ------------------ -----------------------
BASIC NET EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from continuing operations               $      .26           $     (.11)          $     (.22)
    Earnings (loss) from discontinued operations                          X                  .22                  .02
--------------------------------------------------------------- ------------------- ------------------ -----------------------

    BASIC NET EARNINGS (LOSS)                                    $      .26           $      .11           $     (.20)
=============================================================== =================== ================== =======================
  DILUTED EARNINGS (LOSS) PER SHARE:
    Net earnings (loss) from continuing operations               $      .26           $     (.11)          $     (.22)
    Earnings from discontinued operations                                 X                  .22                  .02
--------------------------------------------------------------- ------------------- ------------------ -----------------------

    DILUTED NET EARNINGS (LOSS) PER SHARE                        $      .26           $      .11           $     (.20)
=============================================================== =================== ================== =======================

The effect of 53,000 shares exercisable through various employee stock options is not considered in the calculations of diluted net loss per common shares for fiscal 1999 because it would have an anti-dilutive effect on net loss per share.

14.  BUSINESS SEGMENT INFORMATION

BUSINESS SEGMENTS:
(dollars in thousands)

NET SALES TO CUSTOMERS:


                                                                                       YEAR ENDED
                                                              -------------------------------------------------------------
                                                                    JULY 1,                 July 2,           June 27,
                                                                     2001                    2000               1999
                                                              -------------------------------------------------------------
Manufacturing Services Group                                    $     116,655            $     78,271       $    78,518
Network Technologies Group                                              2,567                   1,343                59
---------------------------------------------------------------------------------------------------------------------------

                                                                $     119,222            $     79,614       $    78,577
===========================================================================================================================


EARNINGS (LOSS):


                                                                                       YEAR ENDED
                                                              -------------------------------------------------------------
                                                                    JULY 1,                July 2,             June 27,
                                                                     2001                   2000                 1999
                                                              ---------------------- --------------------- ----------------
Pretax earnings (loss) from continuing operations:

Manufacturing Services Group                                    $      10,234            $     5,432        $     4,172
Gain (loss) due to impairment of assets                                    --                  2,300             (4,573)
---------------------------------------------------------------------------------------------------------------------------
Total Manufacturing Services Group                                     10,234                  7,732        $      (401)

Network Technologies Group                                             (1,858)                (1,966)       $      (635)
NotiCom                                                                    --                 (4,172)            (1,221)
Corporate and other items                                                  34                 (1,382)              (268)
Interest expense                                                       (1,884)                (2,092)            (1,384)
---------------------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS BEFORE INCOME TAXES                     $       6,526            $    (1,880)       $    (3,909)
INCOME TAX EXPENSE (BENEFIT)                                            2,698                   (329)              (629)
NET EARNINGS (LOSS) FROM
  CONTINUING OPERATIONS                                                 3,828                 (1,551)            (3,280)
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
  Income from operations, net of taxes                          $          --            $       293        $       200
  Gain on disposal, net of taxes                                           --                  2,833                 --
---------------------------------------------------------------------------------------------------------------------------

                                                                $       3,828            $     1,575        $    (3,080)
===========================================================================================================================


                                                DEPRECIATION & AMORTIZATION                             INVESTMENTS &
                                                          EXPENSE                                   CAPITAL EXPENDITURES
                                                        YEAR ENDED                                       YEAR ENDED
                                         -----------------------------------------      --------------------------------------------
                                            JULY 1,       July 2,      June 27,            JULY 1,        July 2,        June 27,
                                             2001           2000         1999               2001            2000           1999
                                         -----------------------------------------      --------------------------------------------
Manufacturing Services Group               $   1,478    $   1,378     $   1,168          $   2,026      $   1,048       $   2,789
Network Technologies Group                       920        1,011           344                177            139              23
Investment in NotiCom                             --        1,449           237                 --          1,392           4,271
Corporate and other items                        430          457           453                260            548           1,186
----------------------------------------------------------------------------------      --------------------------------------------

                                           $   2,828    $   4,295     $   2,202          $   2,463      $   3,127       $   8,269
==================================================================================      ============================================



                                                                            TOTAL ASSETS
                                                                             YEAR ENDED
                                                   --------------------------------------------------------------
                                                          JULY 1,               July 2,            June 27,
                                                            2001                 2000                1999
                                                   --------------------------------------------------------------
  Manufacturing Services Group                          $    46,150           $    45,283         $    30,752
  Network Technologies Group                                  5,459                 5,878               6,691
  Investment in NotiCom                                          --                    --               2,780
  Corporate and other items                                  15,929                17,572              15,894
  Discontinued operations                                        --                    --               3,537
  ---------------------------------------------------------------------------------------------------------------

                                                        $    67,538           $    68,733         $    59,654
  ===============================================================================================================

GEOGRAPHIC INFORMATION
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended July 1, 2001, July 2, 2000 and June 27, 1999 follow:


           Customer                                           2001                2000              1999
           ----------------------------------------------------------------------------------------------------
           1...........................................      27%                   18%                28%
           2...........................................      17                    13                 15
           3...........................................      10                    12                  7
           ----------------------------------------------------------------------------------------------------

For the year ended July 1, 2001, the Company's three largest customers were Northrop Grumman, Schlumberger and Lockheed Martin.

15.  STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

Information regarding these option plans for fiscal years 2001, 2000 and 1999 follows:


                                                                                                                   WEIGHTED-
                                                            WEIGHTED-          NUMBER OF         WEIGHTED-          AVERAGE
                                          NUMBER OF          AVERAGE            SHARES            AVERAGE         FAIR VALUE
                                           SHARES        EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE    GRANTED OPTION
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 28, 1998                372,288        $  3.94             205,000           $  1.97

Granted                                     123,000           3.49                  --                --           $   .38
Exercised                                   (65,000)          1.24                  --                --
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at June 27, 1999                430,288        $  4.22             231,775           $  4.03

Canceled                                   (130,015)          3.97                  --                --
Granted                                     689,355           2.50                  --                --           $   .80
Exercised                                   (70,000)          1.35                  --                --
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at July 2, 2000                 919,628        $  3.16             160,788           $  5.86

CANCELED                                    (74,515)          4.77                  --                --
GRANTED                                     388,475           2.62                  --                --           $   .81
EXERCISED                                        --             --                  --                --
--------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT JULY 2, 2001               1,233,588        $  2.96             308,651           $  4.20
================================================================================================================================

The following table summarizes information about stock options outstanding:


                               OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                         ---------------------------------                             --------------------------------
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                                WEIGHTED-
                             NUMBER              REMAINING            AVERAGE              NUMBER              AVERAGE
       RANGE OF            OUTSTANDING          CONTRACTUAL           EXERCISE           EXERCISABLE           EXERCISE
    EXERCISE PRICES      AT JULY 1, 2001       LIFE (YEARS)            PRICE           AT JULY 1, 2001          PRICE
----------------------------------------------------------------------------------------------------------------------------
 $            2.50           1,003,800             8.42               $ 2.50              103,863              $  2.50
     3.425 - 4.378             119,000             5.42                 3.70               94,000                 3.52
       5.86 - 7.24             110,788             4.32                 6.39              110,788                 6.39
----------------------------------------------------------------------------------------------------------------------------

 $     2.50 - 7.24           1,233,588                                                    308,651
============================================================================================================================

All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's pro forma net earnings (loss) and diluted earnings (loss) per share for fiscal 2001 would have been $3.6 million and $.24 per share, respectively, and $1.5 million and $.11 per share, respectively, in fiscal 2000, and $(3.2) million and $(.21) per share, respectively, in fiscal 1999.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5% expected dividend yield of 0%; expected life of three years; and, expected volatility of 74%.

16.  LITIGATION AND CONTINGENCIES

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


17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per-share data)


2001                                                                FIRST            SECOND            THIRD          FOURTH
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $    24,284       $    26,923       $   32,428     $   35,587
---------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                        18,737            21,383           25,153         29,113
Selling and administrative expense                                    4,188             4,052            5,010          3,892
Interest expense                                                        537               557              433            357
Other (income) expense, net                                            (277)             (327)            (221)           109
---------------------------------------------------------------------------------------------------------------------------------

Net earnings before income taxes                                      1,099             1,258            2,053          2,116
Income tax expense                                                      465               532              838            863
---------------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                  $       634       $       726       $    1,215     $    1,253
=================================================================================================================================
BASIC EARNINGS PER SHARE:
  Net earnings                                                  $       .04       $       .05       $      .08     $      .08
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                    14,868            14,899           14,928         14,958
=================================================================================================================================
DILUTED EARNINGS PER SHARE:
  Net earnings                                                  $       .04       $       .05       $      .08     $      .08
---------------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                            14,868            14,899           14,928         15,032
=================================================================================================================================

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     (CONTINUED)


2000                                                              FIRST           SECOND           THIRD         FOURTH
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $   14,131      $    17,552     $    22,139    $   25,792
---------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                      11,670           14,192          16,923        18,881
Selling and administrative expense                                  3,686            3,634           3,920         4,956
(Gain) loss due to impairment of assets                                --           (2,300)             --            --
Interest expense                                                      446              489             550           607
Loss from NotiCom                                                     520              632             462         2,558
Other (income) expense, net                                           (71)            (110)            (54)          (97)
---------------------------------------------------------------------------------------------------------------------------

Net (loss) earnings from continuing
  operations before income taxes                                   (2,120)           1,015             338        (1,113)
Income tax (benefit) expense                                         (780)             337             209           (95)
---------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings from continuing operations                 $   (1,340)     $       678     $       129    $   (1,018)
---------------------------------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS:
  Income from operations, net of taxes                         $      (58)              48             204           100
  Gain on disposal, net of taxes                                       --               --              --         2,833
Net (loss) earnings                                                (1,398)             726     $       333         1,915
===========================================================================================================================
BASIC (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $     (.09)     $       .05     $       .01    $     (.07)
  Income from discontinued operations                                  --               --             .01           .20
  BASIC NET EARNINGS (LOSS)                                          (.09)             .05             .02           .13
---------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                  14,744           14,782          14,810        14,849
===========================================================================================================================
DILUTED (LOSS) EARNINGS PER SHARE:
  Net (loss) earnings from continuing operations               $     (.09)     $       .05     $       .01    $     (.07)
  Income from discontinued operations                                  --               --             .01           .20
---------------------------------------------------------------------------------------------------------------------------
  DILUTED NET (LOSS) EARNINGS                                  $     (.09)     $       .05     $       .02    $      .13
---------------------------------------------------------------------------------------------------------------------------
AVERAGE DILUTED COMMON SHARES OUTSTANDING                          14,744           14,782          14,814        14,849
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

OVERVIEW
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In fiscal 2001, the Company derived approximately 98% of its total revenues from this group.

     The group markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the government systems, defense, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

     The backlog of unshipped orders in the Manufacturing Services Group increased to $86.6 million at fiscal 2001 year-end, compared with $62.7 million at fiscal 2000 year-end. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries.

- The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2001, the Company derived 2% of its total revenues from this group.

SIGNIFICANT EVENTS
  Recent significant events include:

- On June 30, 2000, LaBarge Clayco Wireless was sold to Evolution Holdings, Inc. of Phoenix, Arizona. For its 90% interest, the Company received $4.6 million in cash and a three-year convertible note with an estimated fair value of $115,000. The Company recognized a one-time gain on the sale of $2.8 million, net of taxes.

     In fiscal year 2001, Evolution Holdings ceased operations; consequently, additional amounts, totaling $262,000, owed by Evolution Holdings to the Company including the convertible note, have been written-off to other income, net.

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

     During fiscal 2001, NotiCom ceased operations.


RESULTS OF OPERATIONS -- FISCAL 2001 - 2000  - 1999
NET SALES
(dollars in thousands)


                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                               2001 vs. 2000                2001                     2000                     1999
----------------------------------------------------------------------------------------------------------------------------
Net sales                       +  49.8%                  $119,222                 $79,614                  $78,577
============================================================================================================================

During fiscal 2001, net sales were $119.2 million compared with $79.6 million in fiscal 2000 and $78.6 million in fiscal 1999. Sales to our top 10 customers represented 75% of total revenue in fiscal 2001 versus 74% in fiscal 2000 and 77% in fiscal 1999. Sales to our top three customers and the percent of total sales they represented were: Northrop Grumman, 27% in fiscal 2001, 12% in fiscal 2000; and insignificant in fiscal 1999; Schlumberger, 17% in fiscal 2001, 13% in fiscal 2000, and 15% in fiscal 1999; and Lockheed Martin, 10% in fiscal 2001, 18% in fiscal 2000 and 28% in fiscal 1999. No other customer in the last two years has represented more than 7% of total sales.

MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business accounted for 98% of total sales in fiscal 2001 and 2000.

Sales to commercial customers, in particular sales to government systems and oil and gas customers, grew significantly in fiscal 2001. Sales of electro-mechanical assemblies for mail handling equipment used by the U.S. Postal Service grew $22.9 million to $31.4 million. Sales to oil and gas customers were strong in fiscal 2001 increasing $12.9 million over fiscal 2000 to $27.5 million.

Commercial aerospace sales enjoyed a modest increase in fiscal 2001. Defense sales declined modestly reflecting completion of defense contracts and a generally slower rate of growth for defense procurement budgets.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 2% of total sales in both fiscal 2001 and fiscal 2000.

Fiscal 2001 sales totaled $2.6 million, a 100% increase over fiscal 2000 sales of $1.3 million. Sales were primarily to the railroad industry where the Company's ScadaNET Network(TM) product is used to monitor railroad crossing equipment. Major contributors to sales growth were Burlington Northern and Santa Fe Railway Company and Union Pacific Railroad.

The Company also began shipping small numbers of units to targeted customers in the cathodic protection market where the ScadaNET Network(TM) is used to monitor the performance of protection devices on petroleum and natural gas pipelines.

Network Technologies did not have meaningful sales in fiscal 1999, since the group's predecessor was acquired in the third quarter of fiscal 1999.


GROSS PROFIT
(dollars in thousands)


                                                                                  YEAR ENDED
                                                  --------------------------------------------------------------------------
                                   Change
                               2001 vs. 2000                2001                     2000                     1999
----------------------------------------------------------------------------------------------------------------------------
Gross profit                    +    38.4 %                $24,836                  $17,948                  $15,885
Gross margin                    -   1.7 pts.                  20.8%                    22.5%                    20.2%
============================================================================================================================

A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 20.2% in fiscal 2001 compared with 22.3% in fiscal 2000 and 19.9% in 1999. In fiscal 2001, margins declined modestly due to product mix and costs incurred for the start up of new contracts.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 51.3% for fiscal 2001 compared with 20.4% in fiscal 2000, the group's first full year as a LaBarge operation.


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)


                                                                                             YEAR ENDED
                                                                         ---------------------------------------------------
                                                     Change
                                                  2001 vs. 2000                 2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------
Selling and administrative expenses                  +   5.8%                $  17,142         $  16,196      $   12,978
Percent of sales                                     - 5.9 pts.                   14.4%             20.3%           16.5%
============================================================================================================================

Selling and administrative expenses rose modestly in fiscal 2001, due to higher professional services and staffing costs, but declined substantially as a percent of a much higher sales level.

MANUFACTURING SERVICES GROUP. Selling and administrative expenses for this group were $13.8 million (11.8% of sales) in fiscal 2001, $12.9 million (16.4% of sales) in fiscal 2000 and $11.8 million (14.8% of sales) in fiscal 1999. The increase of $900,000 in fiscal 2001 versus fiscal 2000 is attributable to higher administrative costs and corporate allocations.

NETWORK TECHNOLOGIES GROUP. This group accounted for $3.2 million of selling and administrative expenses in fiscal 2001 and $2.3 million in fiscal 2000. This included $871,000 in amortization of goodwill. Higher product development expenses were incurred in fiscal 2001.

INTEREST EXPENSE
(dollars in thousands)


                                                                         YEAR ENDED
                                 -------------------------------------------------------------------------------------------
                                              2001                          2000                          1999
----------------------------------------------------------------------------------------------------------------------------
Interest expense                          $   1,884                      $   2,092                     $   1,384
============================================================================================================================

Interest expense decreased in fiscal 2001 due to pay-down of debt and lower interest rates on short-term borrowings. For further discussion of our capital structure, see "Financial Condition and Liquidity" below.


PRETAX EARNINGS (LOSS) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------
                                                     2001                      2000                        1999
---------------------------------------------------------------------------------------------------------------------------
Pretax earnings (loss)                           $    6,526                $   (1,880)                  $   (3,909)
===========================================================================================================================

The growth in earnings from continuing operations in fiscal 2001, compared with fiscal 2000 was attributable to: a $5.1 million increase in pretax profits from the Manufacturing Services Group, the absence of a charge for NotiCom operations, and lower interest expense, offset by the absence of the $2.3 million recovery on impaired assets realized in fiscal 2000. In addition, fiscal 2001 pretax earnings were impacted by other income of $513,000 related to the sale of certain technology and other expense of $262,000 of additional charges related to the Company's sale of LaBarge Clayco Wireless.


TAX EXPENSE (BENEFIT) FROM CONTINUING OPERATIONS
(dollars in thousands)


                                                                                YEAR ENDED
                                               -----------------------------------------------------------------------------
                                                     2001                       2000                         1999
----------------------------------------------------------------------------------------------------------------------------
Tax expense (benefit) from
  continuing operations                            $  2,698                  $   (329)                      $   (629)
============================================================================================================================

Tax expense (benefit) is impacted by non-deductible goodwill expense incurred in connection with the OCS acquisition that equaled $871,000 in fiscal 2001, $978,000 in fiscal 2000 and $338,000 in fiscal 1999.

NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE (dollars in thousands, except per-share data)


                                                                                    YEAR ENDED
                                                       --------------------------------------------------------------------
                                                               2001                   2000                     1999
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         $  3,828               $    1,575              $   (3,080)
BASIC EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) from
     continuing operations                                  $    .26               $     (.11)             $     (.22)
   Income from discontinued operations                            --                      .22                     .02
---------------------------------------------------------------------------------------------------------------------------
BASIC NET EARNINGS (LOSS)                                   $    .26               $      .11              $     (.20)
---------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER SHARE:
   Net earnings (loss) from
     continuing operations                                  $    .26               $     (.11)             $     (.22)
   Income from discontinued operations                            --                      .22                     .02
---------------------------------------------------------------------------------------------------------------------------
DILUTED NET EARNINGS (LOSS)                                 $    .26               $      .11              $     (.20)
===========================================================================================================================

FINANCIAL CONDITION AND LIQUIDITY

The following shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)


                                                                              YEAR ENDED
                                            -------------------------------------------------------------------------------
                                                             2001                                    2000
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                    $    29,716                               $    25,773
Debt                                                    $    17,400                               $    26,578
===========================================================================================================================

The Company's continuing operations provided $11.3 million of cash in fiscal year 2001 as compared with a $5.4 million use of cash in fiscal year 2000. Significant cash was generated through earnings and non-cash charges plus net working capital changes.

Investing activities, primarily capital expenditures, used $2.5 million of the operational cash generated. The remainder was used to repay debt.

Currently, our total debt-to-equity ratio is .59 to 1 versus 1.03 to 1 at the end of fiscal 2000.

Our revolving credit agreement (see Note 9 in "Notes to Consolidated Financial Statements") matures in February 2002. It is the Company's intention to renew or replace that agreement with a new multi-year bank agreement.

RISK FACTORS
The Company operates in a competitive marketplace and is exposed to risks associated with economic conditions.

The Network Technologies Group, as a relatively new operation, has used cash during its first two years of operation. It is too early to predict the timing of the potential wide-spread acceptance of this segment's products and its contribution to future earnings and cash flow.

Overall, we believe our availability of funds from cash generated from operations and available credit with the bank should be sufficient to support the planned operations and capital expenditures of our business for the next two years.

NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, and is evaluating whether or not to early adopt Statement 142 effective the first quarter of fiscal 2002.

Statement 141 requires that upon adoption of Statement 142, the Company evaluate its existing intangible assets and goodwill, and make any necessary reclassifications in order to conform with the new criteria in Statement 141. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all recorded intangible assets, and make any necessary amortization period adjustments by September 30, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 by September 30, 2001. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

As of July 1, 2001, the Company has unamortized goodwill in the amount of $4.3 million, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $927,000 and $1.1 million for the years ended July 1, 2001 and July 2, 2000, respectively. In the event the Company does not elect to early adopt Statement 142, amortization expense related to identifiable intangible assets, in fiscal 2002, is expected to be $920,000. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

                                                                     Schedule II


                                  LABARGE, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                            YEARS ENDED JULY 1, 2001,
                         JULY 2, 2000 AND JUNE 27, 1999

ALLOWANCE FOR DOUBTFUL ACCOUNTS

This account represents amounts that may become uncollectible in future periods.


                               Balance         Additions                                Balance
                              Beginning        Charged to                               End of
         Year                 of Period          Expense         Deductions             Period
         ----                 ---------          -------         ----------             ------
         1999                       150           2,186                 (11)              2,347
         2000                     2,347             335               2,510                 172
         2001                 $     172        $    324           $     207            $    289


INVENTORY RESERVE

This account represents amounts in inventory that may become valueless in future periods, but as of the balance sheet date, are included at cost.



                         Balance           Additions           Acquisition              Deductions              Balance
                        Beginning         Charged to           Charged to              From Reserve             End of
        Year            of Period           Expense             Goodwill              For Write-offs            Period
        ----            ----------        ----------           ------------           --------------           -------
       1999                 502                 602                   5                       240                  869
       2000                 869                 593                  --                       710                  752
       2001              $  752           $   1,121              $   --                 $   1,118               $  755


DEFERRED TAX ASSET VALUATION ALLOWANCE

This account represents the value of the Company's deferred tax asset as a result of net loss carryforwards from prior periods that might not be realized in future periods.


                                                                     Increase
                             Balance                                (Decrease)                            Balance
                            Beginning                            Attributable to                          End of
         Year               of Period            Increase          Acquisition         Decrease           Period
         ----               ----------           --------          -----------         ---------          ------
         1999               $     --             $   851             $   517            $   --           $  1,368
         2000                  1,368                  --                (517)             (851)                --
         2001                     --                  --                  --                --                 --

                                     PART II