Form 10-Q
period 2001-09-30
LABARGE INC
filed 2001-11-07
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 2001        Commission file number:   1-5761
--------------------------------------------------------------------------------

                                  LaBarge, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


           DELAWARE                                       73-0574586
---------------------------------------    -------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)



    9900A Clayton Road, St. Louis, Missouri                   63124
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of September 30, 2001. 15,773,253 shares of common stock.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)



                                                                                        THREE MONTHS ENDED
                                                                            ------------------------------------------
                                                                                SEPTEMBER 30,           October 1,
                                                                                    2001                   2000
--------------------------------------------------------------------------- -------------------- ---------------------
NET SALES                                                                        $   32,108            $   24,284
--------------------------------------------------------------------------- -------------------- ---------------------

COSTS AND EXPENSES:
    Cost of sales                                                                    25,888                18,737
    Selling and administrative expense                                                4,355                 4,188
    Interest expense                                                                    316                   537
    Other income, net                                                                   (96)                 (277)
--------------------------------------------------------------------------- -------------------- ---------------------

Income before income taxes                                                            1,645                 1,099
Income tax expense                                                                      609                   465
--------------------------------------------------------------------------- -------------------- ---------------------

NET EARNINGS                                                                     $    1,036            $      634
=========================================================================== ==================== =====================

BASIC NET EARNINGS PER SHARE                                                     $      .07            $      .04
AVERAGE COMMON SHARES OUTSTANDING                                                    14,981                14,868
=========================================================================== ==================== =====================

DILUTED NET EARNINGS PER SHARE                                                   $      .07            $      .04
AVERAGE DILUTED COMMON SHARES OUTSTANDING                                            15,147                14,868
=========================================================================== ==================== =====================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                     SEPTEMBER 30,          July 1,
                                                                                         2001                2001
--------------------------------------------------------------------------------- ------------------- --------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $     1,403         $     666
    Accounts and notes receivable, net                                                     14,759            16,946
    Inventories                                                                            22,727            23,212
    Prepaid expenses                                                                          735               727
    Deferred tax assets, net                                                                  762             1,087
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT ASSETS                                                           $    40,386         $  42,638
--------------------------------------------------------------------------------- ------------------- --------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         13,225            13,113
DEFERRED TAX ASSETS, NET                                                                    1,967             1,908
INTANGIBLE ASSETS, NET                                                                      4,890             4,693
OTHER ASSETS, NET                                                                           5,001             5,186
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                      $    65,469         $  67,538
================================================================================= =================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                             $     2,250         $   2,500
    Current maturities of long-term debt                                                    1,779             1,779
    Trade accounts payable                                                                  8,876             9,605
    Accrued employee compensation                                                           4,963             5,965
    Other accrued liabilities                                                               3,001             3,899
--------------------------------------------------------------------------------- ------------------- --------------------

       TOTAL CURRENT LIABILITIES                                                      $    20,869         $  23,748
--------------------------------------------------------------------------------- ------------------- --------------------

OTHER LONG-TERM LIABILITIES                                                                 1,336               953
LONG-TERM DEBT                                                                              7,050             7,500
SUBORDINATED DEBT                                                                           5,621             5,621
--------------------------------------------------------------------------------- ------------------- --------------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 40,000,000 shares; issued 15,773,253 shares at September 30, 2001 and 15,773,253 at July 1, 2001,
including shares in treasury                                                                  158               158
Additional paid-in capital                                                                 13,538            13,569
Retained earnings                                                                          19,842            18,806
Accumulated other comprehensive loss                                                         (192)              (97)
Less cost of common stock in treasury, shares at 827,250 at
  September 30, 2001 and 812,176 shares at July 1, 2001                                    (2,753)           (2,720)
--------------------------------------------------------------------------------- ------------------- --------------------

    TOTAL STOCKHOLDERS' EQUITY                                                             30,593            29,716
--------------------------------------------------------------------------------- ------------------- --------------------

                                                                                      $    65,469         $  67,538
================================================================================= =================== ====================

See accompanying notes to consolidated financial statements.

                                 LABARGE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (dollars in thousands)


                                                                                                    THREE MONTHS ENDED
                                                                                         ----------------------------------------
                                                                                            SEPTEMBER 30,         October 1,
                                                                                                 2001                2000
---------------------------------------------------------------------------------------- ------------------- --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                  $  1,036            $       634
    Adjustments to reconcile net cash provided by
     operating activities:
       Depreciation and amortization                                                               543                    784
       Deferred taxes                                                                              266                     --
       Other                                                                                        --                     (3)
    Changes in assets and liabilities, net of acquisitions:
          Accounts and notes receivable, net                                                     2,186                  2,618
          Inventories                                                                              484                 (3,071)
          Prepaid expenses                                                                          (7)                   (65)
          Trade accounts payable                                                                  (729)                   455
          Accrued liabilities and other                                                         (1,612)                  (965)
---------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        2,167                    387
---------------------------------------------------------------------------------------- ------------------- --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                        (612)                  (556)
Additions to other assets                                                                          (54)                  (371)
---------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH (USED) BY INVESTING ACTIVITIES                                                           (666)                  (927)
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                                                      (450)                   (66)
(Purchase) sale of common stock                                                                    (64)                    51
Net change in short-term borrowings                                                               (250)                   420
---------------------------------------------------------------------------------------- ------------------- --------------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                  (764)                   405
---------------------------------------------------------------------------------------- ------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               737                   (135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     666                    734
---------------------------------------------------------------------------------------- ------------------- --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  1,403            $       599
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

                                  LABARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at September 30, 2001 and July 1, 2001, the related consolidated statements of operations for the three months ended September 30, 2001 and October 1, 2000 and the consolidated statements of cash flows for the three months ended September 30, 2001 and October 1, 2000, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001.


2.       ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                    SEPTEMBER 30,                    July 1,
                                                                        2001                           2001
----------------------------------------------------------- ----------------------------- ---------------------------
Billed shipments, net of progress payments                          $   14,703                    $   16,703
Less allowance for doubtful accounts                                       275                           289
----------------------------------------------------------- ----------------------------- ---------------------------
Trade receivables, net                                                  14,428                        16,414
Other current receivables                                                  331                           532
----------------------------------------------------------- ----------------------------- ---------------------------
                                                                    $   14,759                    $   16,946
=========================================================== ============================= ===========================

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At September 30, 2001 and July 1, 2001, other current receivables include $135,000 and $346,000 of customer payments to be received as a settlement under a prior claim for material.

3.       INVENTORIES

Inventories consist of the following:
(dollars in thousands)


                                                                      SEPTEMBER 30,                 July 1,
                                                                          2001                       2001
------------------------------------------------------------- ---------------------------- --------------------------
Raw materials                                                          $   11,377                  $   10,799
Work in progress                                                           12,436                      13,028
------------------------------------------------------------- ---------------------------- --------------------------
                                                                           23,813                      23,827
Less progress payments                                                      1,086                         615
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   22,727                  $   23,212
============================================================= ============================ ==========================

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


4.       INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                      SEPTEMBER 30,                  July 1,
                                                                           2001                        2001
--------------------------------------------------------------- -------------------------- --------------------------
Software                                                                $   1,828                  $    1,598
Patents                                                                        99                          91
Goodwill                                                                    6,694                       6,694
--------------------------------------------------------------- -------------------------- --------------------------
                                                                        $   8,621                  $    8,383
Less amortization                                                           3,731                       3,690
--------------------------------------------------------------- -------------------------- --------------------------
                                                                        $   4,890                  $    4,693
=============================================================== ========================== ==========================

The Company has adopted the provisions of Statement 142 with the first quarter ended September 30, 2001.

Goodwill amortization expense was $0 for the quarter ended September 30, 2001 and $229,000 for the quarter ended October 1, 2000. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

5.       OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                                      SEPTEMBER 30,                   July 1,
                                                                          2001                         2001
------------------------------------------------------------- ---------------------------- --------------------------
Cash value of life insurance                                           $   3,999                   $    4,220
Deposits, licenses, and other                                                910                          871
Investments in businesses                                                    136                          136
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,045                   $    5,227
Less amortization                                                             44                           41
------------------------------------------------------------- ---------------------------- --------------------------
                                                                       $   5,001                   $    5,186
============================================================= ============================ ==========================

Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd.


6.       SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                                                            SEPTEMBER 30,             July 1,
                                                                                2001                    2000
----------------------------------------------------------------------- ---------------------- ----------------------
Short-term borrowings:
  Revolving credit agreement:
     Balance at period-end                                                   $    2,250             $    2,500
     Interest rate at period-end                                                   4.07%                  4.78%
     Average amount of short-term borrowings outstanding
       during period                                                         $    2,522             $    7,275
     Average interest rate for period                                              4.43%                  8.30%
     Maximum short-term borrowings at any month-end                          $    3,282             $   13,302
======================================================================= ====================== ======================
Senior long-term debt:
  Senior lender:
     Term loan                                                               $    1,944             $    2,336
     Mortgage loan                                                                5,868                  5,895
  Other                                                                           1,017                  1,048
----------------------------------------------------------------------- ---------------------- ----------------------
Total senior long-term debt                                                       8,829                  9,279
Less current maturities                                                           1,779                  1,779
----------------------------------------------------------------------- ---------------------- ----------------------
Long-term debt, less current maturities                                      $    7,050             $    7,500
======================================================================= ====================== ======================
Subordinated debt                                                            $    5,621             $    5,621
======================================================================= ====================== ======================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:

- A term loan, with a current balance of $1.9 million, requiring repayments of $393,000 of principal quarterly.

- A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories, 50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of September 30, 2001, the maximum allowable was $14.2 million. The revolver borrowing at quarter-end was $2.3 million, and letters of credit outstanding totaled $2.1 million. Unused revolving credit available at September 30, 2001 was $9.8 million. This credit facility matures in February 2002. It is the Company's intention to renew or replace this credit facility.

- Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt and, in addition, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter ended September 30, 2001.

- Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. For the quarter, the average rate was approximately 4.43%.

- A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan has a 25-year amortization, a 7.5% interest rate and is due in January 2008. The balance at quarter-end was $5.9 million.

OTHER LONG-TERM DEBT:
     Industrial Revenue Bonds:
     In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at September 30, 2001 was $1.0 million.

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

     To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $4.0 million and it expires in June 2003. In accordance with FAS 133, as amended by FAS 138, the change in fair value of the swap during the first quarter of fiscal 2002, amounting to approximately $95,000 was recorded to other comprehensive loss.

OTHER LONG-TERM LIABILITIES:
     Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network(TM) (representing prepaid communication services).

7.       CASH FLOWS

Total cash payments for interest for the three months ended September 30, 2001 were $332,000, compared with $570,000 for the three months ended October 1, 2000. Cash payments for federal and state income taxes were $345,000 for the three months ended September 30, 2001, compared with $850,000 for the three months ended October 1, 2000.


8.       EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows and includes adjustments to prior period required by the adoption of FAS 142:

                                                                                 THREE MONTHS ENDED
                                                                  -------------------------------------------------
                                                                       SEPTEMBER 30,            October 1,
                                                                             2001                  2000
      ----------------------------------------------------------- ------------------------ ------------------------
      NUMERATOR:
      Reported net earnings                                              $   1,036               $      634
      Add back:  Goodwill amortization expense                                  --                      229
      -------------------------------------------------------------- ---------------------- -----------------------
      Adjusted net earnings                                              $   1,036               $      863
      ============================================================== ====================== =======================
      DENOMINATOR:
      Denominator for basic net earnings per share                          14,981                   14,868
      -------------------------------------------------------------- ---------------------- -----------------------
      POTENTIAL COMMON SHARES:
        Denominator for diluted net earnings per
          share - adjusted weighted-average shares
           And assumed conversions                                          15,147                   14,868
      -------------------------------------------------------------- ---------------------- -----------------------
      BASIC NET EARNINGS PER SHARE:
        Reported net earnings                                            $     .07               $      .04
        Goodwill amortization expense                                           --                      .02
      -------------------------------------------------------------- ---------------------- -----------------------
      ADJUSTED NET EARNINGS PER SHARE                                    $     .07               $      .06
      ============================================================== ====================== =======================
      DILUTED NET EARNINGS PER SHARE
        Reported net earnings                                            $     .07               $      .04
        Goodwill amortization expense                                           --                      .02
      -------------------------------------------------------------- ---------------------- -----------------------
      ADJUSTED NET EARNINGS PER SHARE                                    $     .07               $      .06
      ============================================================== ====================== =======================

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.


9.       BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                                                THREE MONTHS ENDED
                                                              ------------------------------------------------------
                                                                  SEPTEMBER 30,                 October 1,
                                                                      2001                         2000
      ------------------------------------------------------- --------------------------- --------------------------
      Manufacturing Services Group                                  $   31,030                  $  23,995
      Network Technologies Group                                         1,078                        289
      ------------------------------------------------------- --------------------------- --------------------------
                                                                    $   32,108                  $  24,284
      ======================================================= =========================== ==========================

EARNINGS:

                                                                                THREE MONTHS ENDED
                                                              ------------------------------------------------------
                                                                  SEPTEMBER 30,                 October 1,
                                                                       2001                       2000
      ------------------------------------------------------- ---------------------------- -------------------------
      PRETAX EARNINGS:
        Manufacturing Services Group                                $    1,926                  $    2,308
        Network Technologies Group                                         (77)                       (598)
        Corporate and other items                                          112                         (74)
        Interest expense                                                  (316)                       (537)
      ------------------------------------------------------- ---------------------------- -------------------------
      NET EARNINGS BEFORE INCOME TAXES                              $    1,645                  $    1,099
      INCOME TAX EXPENSE                                                   609                         465
      ------------------------------------------------------- ---------------------------- -------------------------
      NET EARNINGS                                                  $    1,036                  $      634
      ======================================================= ============================ =========================


DEPRECIATION & AMORTIZATION EXPENSE:

                                                                                THREE MONTHS ENDED
                                                              ------------------------------------------------------
                                                                  SEPTEMBER 30,                 October 1,
                                                                      2001                         2000
      ------------------------------------------------------- --------------------------- --------------------------
      Manufacturing Services Group                                  $      405                  $     408
      Network Technologies Group                                            21                        234
      Corporate and other items                                            117                        142
      ------------------------------------------------------- --------------------------- --------------------------
                                                                    $      543                  $     784
      ======================================================= =========================== ==========================


  INVESTMENTS & CAPITAL EXPENDITURES:

                                                                                THREE MONTHS ENDED
                                                              ------------------------------------------------------
                                                                  SEPTEMBER 30,                October 1,
                                                                      2001                        2000
      ------------------------------------------------------- ---------------------------- -------------------------
      Manufacturing Services Group                                   $     731                  $    668
      Network Technologies Group                                            79                        36
      Corporate and other items                                           (144)                      223
      ------------------------------------------------------- ---------------------------- -------------------------
                                                                     $     666                  $    927
      ======================================================= ============================ =========================


  TOTAL ASSETS:

                                                                      SEPTEMBER 30,                 July 1,
                                                                          2001                        2001
      ------------------------------------------------------- ---------------------------- -------------------------
      Manufacturing Services Group                                   $   43,420                   $   46,150
      Network Technologies Group                                          5,806                        5,459
      Corporate and other items                                          16,243                       15,929
      ------------------------------------------------------- ---------------------------- -------------------------
                                                                     $   65,469                   $   67,538
      ======================================================= ============================ =========================


GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three months ended September 30, 2001.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

- The MANUFACTURING SERVICES GROUP is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In the first quarter fiscal 2002, the Company derived approximately 97% of its total revenues from this group.

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

     The backlog of unshipped orders in the Manufacturing Services Group increased to $94.1 million at September 30, 2001 compared with $65.7 million at October 1, 2000. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries.

- The NETWORK TECHNOLOGIES GROUP was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is initially focusing its marketing efforts on the railroad industry to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 3% of its total revenues from this group for the three months ended September 30, 2001.

     The backlog of unshipped orders in the Network Technologies Group is $568,000 at September 30, 2001, a small reduction from year ago levels.

SIGNIFICANT EVENTS
Recent significant events include:

- In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company has adopted the provisions of Statement 142 with the first quarter ended September 30, 2001. Goodwill amortization expense was $0 for the quarter ended September 30, 2001 and $229,000 for the quarter ended October 1, 2000.


RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001
NET SALES

(dollars in thousands)
                                                                                 THREE MONTHS ENDED
                                                                 --------------------------------------------------
                                                                     SEPTEMBER 30,              October 1,
                                                      Change             2001                      2000
       ----------------------------------------- --------------- -------------------- -----------------------------
       Net Sales                                     32.2%            $   32,108               $   24,284
       ========================================= =============== ==================== =============================

For the fiscal 2002 first quarter, ended September 30, 2001, net sales from continuing operations were $32.1 million compared with $24.3 million for the same period of fiscal 2001. Sales to our top 10 customers represented 77.3% of total revenue in the first quarter of fiscal 2002 versus 71.4% for the same period of fiscal 2001. Our top three customers and the portion of total first-quarter sales they represented were as follows: Northrop Grumman, 28.9%; Schlumberger, 17.8%; and Lockheed Martin, 12.8%.

The MANUFACTURING SERVICES GROUP. Sales in the manufacturing services segment of the business were $31.0 million, accounting for 97% of total sales for the quarter ended September 30, 2001, up $7.0 million, or 29.3%, over the same period of fiscal 2001.

Comparing the first quarter of fiscal 2002 with the same period of fiscal 2001, the significant sales growth came from both commercial and defense customers. Sales to commercial customers grew 39% and sales to the defense industry grew 18%. Sales of electro-mechanical assemblies for mail sorting equipment used by the U.S. Postal Service was the most significant contributor to this growth, increasing 62%. Sales to oil and gas customers increased 50% during the period.

NETWORK TECHNOLOGIES GROUP. Sales by this segment of the Company were 3% of total sales for the quarter ended September 30, 2001.

The Group generated first-quarter sales of $1.1 million versus $289,000 for the first quarter of fiscal 2001. Sales were primarily to the railroad industry where the Company's ScadaNET Network(TM) product is used to monitor railroad crossing equipment. Major contributors to sales growth were Union Pacific Railroad and the Burlington Northern and Santa Fe Railway Company.

The Company also began shipping small numbers of units to targeted customers in the pipeline market where the ScadaNET Network(TM) is used to monitor the performance of cathodic protection devices on petroleum and natural gas pipelines.

GROSS PROFIT

(dollars in thousands)
                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                                SEPTEMBER 30,                  October 1,
                                         Change                     2001                          2000
       --------------------------- ----------------- ---------------------------------- -----------------------
       Gross profit                     $    673                $    6,220                     $    5,547
       Gross margin                     - 3.4 PTS.                   19.4%                          22.8%
       =========================== ================= ================================== =======================

A breakdown of margins by group shows the following:

MANUFACTURING SERVICES GROUP. This group's gross profit margin was 18.2% for the quarter ended September 30, 2001, compared with 22.5% for the quarter ended October 1, 2000. Sales mix changes resulted in lower gross margins.

During September, as a result of the September 11, 2001 attacks, the Company experienced disruptions caused by delays in material receipts. The Company estimates that these delays negatively affected fiscal 2002 first-quarter gross margins by 90 basis points.

NETWORK TECHNOLOGIES GROUP. This group's gross profit margin was 52.8% for the quarter ended September 30, 2001, compared with 50.1% for the quarter ended October 1, 2000.

SELLING AND ADMINISTRATIVE EXPENSE

(dollars in thousands)
                                                                               THREE MONTHS ENDED
                                                                 ----------------------------------------------
                                                                          SEPTEMBER 30,           October 1,
                                                       Change                 2001                   2000
       ------------------------------------------ ---------------- -------------------------- -----------------
       Selling and administrative expenses          $     167             $     4,355             $   4,188
       Percent of sales                             - 3.6 PTS.                  13.6%                 17.2%
       ========================================== ================ ========================== =================

Selling and administrative expense rose for the first quarter ended September 30, 2001, compared with the prior year's first quarter, reflecting much higher sales levels. However, selling and administrative expense declined as a percentage of sales reflecting increased sales without a proportionate increase in selling and administrative expense.

MANUFACTURING SERVICES GROUP. Selling and administrative expense for this group was $3.7 million (12.0% of sales) for the quarter ended September 30, 2001 and $3.3 million (13.6% of sales) for the same period of fiscal 2001.

NETWORK TECHNOLOGIES GROUP. Selling and administrative expense for the quarter ended September 30, 2001 for this group was $646,000 and included no goodwill amortization. For the same period of fiscal 2001, these expenses totaled $743,000, including $219,000 in amortization of goodwill. Selling and administrative expense increased in the fiscal 2002 period (not including amortization of goodwill) due to additional selling and development activity, larger sales volume and greater allocation of corporate expenses.

INTEREST EXPENSE

(dollars in thousands)
                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                                   SEPTEMBER 30,               October 1,
                                                                       2001                       2000
       -------------------------------------------------- ------------------------------ ----------------------
       Interest expense                                            $      316                   $     537
       ================================================== ============================== ======================

Interest expense decreased for the quarter ended September 30, 2001, primarily due to lower debt levels and lower interest rates on short-term borrowings. Average short-term borrowings for the three-month period ended September 30, 2001 were $6.7 million lower than the same period of fiscal 2001.


PRETAX EARNINGS

(dollars in thousands)
                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                                   SEPTEMBER 30,               October 1,
                                                                       2001                       2000
       -------------------------------------------------- ------------------------------ ----------------------
       Pretax earnings                                             $    1,645                   $   1,099
       ================================================== ============================== ======================

The increase in pretax earnings for the quarter ended September 30, 2001, compared with the same period of fiscal 2001, is primarily attributable to significantly higher gross profit ($673,000) on higher sales, ($7.8 million) a reduction of $229,000 of goodwill amortization expense and $221,000 reduction in interest expense.


TAX EXPENSE

(dollars in thousands)
                                                                           THREE MONTHS ENDED
                                                         ------------------------------------------------------
                                                                   SEPTEMBER 30,               October 1,
                                                                       2001                       2000
       -------------------------------------------------- ------------------------------ ----------------------
       Tax expense                                                 $      609                   $     465
       ================================================== ============================== ======================

The tax rate for the quarter ended September 30, 2001, was lower than the prior year's first quarter due to the elimination of the non-deductible goodwill amortization expense of $229,000.


FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT

(dollars in thousands)
                                                     SEPTEMBER 30,                        July 1,
                                                         2001                              2001
       ------------------------------------ ------------------------------ ------------------------------------
       Stockholders' equity                           $   30,593                       $   29,716
       Debt                                           $   16,700                       $   17,400
       ==================================== ============================== ====================================

The Company's operations provided $2.2 million of net cash for the quarter ended September 30, 2001. Currently, our total debt-to-equity ratio is .55 to 1 versus
 .59 to 1 at the end of fiscal 2001.

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

Overall, we believe our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of our business for the next two years.

NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company has adopted the provisions of Statement 142 and has reassessed the useful lives and residual values of all recorded intangible assets. No change in amortization periods was made. The Company has received third party expert advice as to the evaluation of goodwill and intangible assets value. No impairment was required to be recorded.

                                     PART II


                                 Not Applicable

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            LABARGE, INC.
                                    ------------------------------------





Date:   November 6, 2001



                                     /s/Donald H. Nonnenkamp
                                    --------------------------------
                                      Donald H. Nonnenkamp
                                      Vice President
                                      and Chief Financial Officer