Form 10-K/A
period 2001-07-01
LABARGE INC
filed 2001-12-12
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year                                  Commission file
      Ended July 1, 2001                                    Number 1-5761
      ------------------                                    -------------

                                  LABARGE, INC.
--------------------------------------------------------------------------------
               (exact name of registrant specified in its charter)

                    Delaware                               73-0574586
--------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification No.)

       9900A Clayton Road, St. Louis, Missouri                63124
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 314-997-0800

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
            Title of Class:                         which registered:

      Common Stock, $.01 par value               American Stock Exchange
-------------------------------------        ----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

         As of December 10, 2001, 15,773,253 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $54.4 million, based upon the closing price of the common stock on the American Stock Exchange on December 10, 2001.

                                    PART III


ITEM 11. EXECUTIVE COMPENSATION

Employment Agreement with Named Executive Officer

         In 1999, the registrant entered into an Executive Severance Agreement with Donald H. Nonnenkamp, Vice President, Chief Financial Officer and Secretary of the registrant. The Agreement provides that, following a Change of Control, the registrant (i) will continue to employ Mr. Nonnenkamp for a period not less than one year at a base salary not less than the annualized base salary paid or payable to him immediately prior to the Change of Control, (ii) pay him an annual bonus equal to the same percentage of his base salary as the average bonuses paid to him in each of the five fiscal years most recently ended were to his base salary in those years, after disregarding the highest and lowest of such percentages, and (iii) continue all pension, welfare and other benefits. In the event of termination during such one-year period for reasons other than death, disability, Cause or voluntarily by Mr. Nonnenkamp without Good Reason, Mr. Nonnenkamp would be entitled to a lump sum payment equal to the sum of: (i) his salary and other compensation not yet paid by the registrant through the date of termination; (ii) a bonus prorated for the portion of the year through the date of termination; (iii) the product of three times the sum of (x) Mr. Nonnenkamp's salary plus (y) the bonus to which he would have been entitled for the full fiscal year; plus (iv) vacation pay and (v) three year continuation of medical, hospitalization, disability and certain other benefits. The Agreement provides for appropriate adjustments of such payments if they would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreement

         In 1999, the registrant entered into an Executive Severance Agreement with Donald H. Nonnenkamp, Vice President, Chief Financial Officer and Secretary of the registrant. For a more detailed description of this Agreement, including severance provisions, see Item 11 "Executive Compensation", above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   December 10, 2001



                                  LaBarge, Inc.


                                  By  /s/Donald H. Nonnenkamp
                                      ------------------------------------------
                                      Donald H. Nonnenkamp
                                      Vice President and Chief Financial Officer

                                POWER OF ATTORNEY


         Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to the Report has been signed as of December 10, 2001 by the following persons on behalf of the registrant and in the capacities indicated:

      Signature                               Title

           *                     Chairman Emeritus and Director
-----------------------------
Pierre L. LaBarge, Jr.


/s/Craig E. LaBarge              President, Chief Executive Officer and Director
-----------------------------
Craig E. LaBarge


/s/ Donald H. Nonnenkamp         Vice President and Chief Financial Officer
-----------------------------
Donald H. Nonnenkamp


           *                     Director
-----------------------------
Robert H. Chapman


           *                     Director
-----------------------------
Robert G. Clark


           *                     Director
-----------------------------
Richard P. Conerly


           *                     Director
-----------------------------
John G. Helmkamp, Jr.


           *                     Director
-----------------------------
Lawrence J. LeGrand


           *                     Director
-----------------------------
James P. Shanahan, Jr.


           *                     Director
-----------------------------
Jack E. Thomas, Jr.


*By /s/ Donald H. Nonnenkamp
        Donald H. Nonnenkamp
        Attorney-in-fact