Form 10-Q
period 2001-12-30
LABARGE INC
filed 2002-02-08
CIK 57139

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 30, 2001
Commission file number:     1-5761
LABARGE, INC.
(Exact Name of Registrant as specified in its charter)




	DELAWARE


73-0574586
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
     Identification No.)






9900A Clayton Road, St. Louis, Missouri
63124
(Address)
(Zip Code)


(314) 997-0800
(Registrant's telephone number, including Area Code)


N/A
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesX. No.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 30, 2001. 14,971,398 shares of common stock.

LABARGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollars in thousands except per share data)


Three Months Ended
Six Months Ended

December 30,
  December 31,
December 30,
  December 31,

2001
  2000
2001
  2000
Net sales
	$	31,495
	$	26,923
	$	63,603
	$	51,207





Costs and expenses:




	Cost of sales
		24,825
		21,383
		50,713
		40,120
	Selling and administrative expense
		4,476
		4,052
		8,831
		8,240
	Interest expense
		336
		557
		652
		1,095
	Other income, net
		(102)
		(327)
		(197)
		(606)





Income before income taxes
		1,960
		1,258
		3,604
		2,358
Income tax expense
		760
		532
		1,369
		997





Net earnings
	$	1,200
	$	726
	$	2,235
	$	1,361

Basic net earnings per share

	$	.08

	$	.05

	$	.15

	$	.09
Average common shares outstanding
		14,961
		14,899
		14,971
		14,884





Diluted net earnings per share
	$	.08
	$	.05
	$	.15
		$	.09
Average diluted common shares outstanding

			15,364

		14,899

			15,254

			14,884

See accompanying notes to consolidated financial statements.

LABARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (dollars in thousands)

December 30,
	July 1,

2001
		 2001
ASSETS
Current assets:
	Cash and cash equivalents
	$	2,322
	$	666
	Accounts and notes receivable, net
		11,888
		16,946
	Inventories
		22,666
		23,212
	Prepaid expenses
		700
		727
	Deferred tax assets, net
		923
		1,087



	Total current assets
	$	38,499
	$	42,638



Property, plant and equipment, net
		13,231
		13,113
Deferred tax assets, net
		1,039
		1,908
Intangible assets, net
		4,927
		4,693
Other assets, net
		5,339
		5,186




	$	63,035
	$	67,538
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Short-term borrowings


	$	2,650


	$	2,500
	Current maturities of long-term debt
		1,758
		1,779
	Trade accounts payable
		7,734
		9,605
	Accrued employee compensation
		5,342
		5,965
	Other accrued liabilities
		886
		3,899



	Total current liabilities
	$	18,370
	$	23,748



Other long-term liabilities
		1,616
		953
Long-term debt
		5,621
		7,500
Subordinated debt
		5,621
		5,621
Stockholders' equity:
Common stock, $.01 par value.  Authorized 40,000,000 shares; issued   15,773,253 shares at
December 30, 2001 and 15,773,253 at July 1, 2001, including shares in treasury



		158



		158
Additional paid-in capital
		13,520
		13,569
Retained earnings
		21,041
		18,806
Accumulated other comprehensive loss
		(164)
		(97)
Less cost of common stock in treasury, shares at 825,519 at
  December 30, 2001 and 812,176 shares at July 1, 2001

		(2,748)

		(2,720)



	Total stockholders' equity
		31,807
		29,716




	$	63,035
	$	67,538

See accompanying notes to consolidated financial statements.

LABARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)

Six Months Ended

December 30,
December 31,

2001
2000
Cash flows from operating activities:
Net earnings
	$	2,235
	$	1,361
	Adjustments to reconcile net cash provided by
	 operating activities:


	Depreciation and amortization
		1,108
		1,523
	Deferred taxes
		1,033
		378
	     Other
		23
		3
	Changes in assets and liabilities, net of acquisitions:
	Accounts and notes receivable, net

		5,057

		3,802
	Inventories
		546
		(2,790)
	Prepaid expenses
		27
		52
	Trade accounts payable
		(1,871)
		1,840
	Accrued liabilities and other
		(3,039)
		2,657



Net cash provided by operating activities
		5,119
		8,826
Cash flows from investing activities:


Additions to property, plant and equipment
		(481)
		(851)
Additions to other assets
		(1,154)
		(464)



Net cash used by investing activities
		(1,635)
		(1,315)



Cash flows from financing activities:


Repayments of long-term debt
		(1,900)
		(905)
(Purchase) sale of common stock
		(78)
		106
Net change in short-term borrowings
		150
		(4,543)



Net cash used by financing activities
		(1,828)
		(5,342)



Net increase in cash and cash equivalents
Cash and cash equivalents at beginning of year
		1,656
		666
		2,169
		734

Cash and cash equivalents at end of period

	$	2,322

	$	2,903

See accompanying notes to consolidated financial statements.

LABARGE, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at December 30, 2001 and July 1, 2001, the related consolidated statements of operations for the three and six months ended
December 30, 2001 and
December 31, 2000 and the consolidated statements of cash
 flows for the six months ended
December 30, 2001 and
December 31, 2000, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial
position and the results of operations and cash flows for the aforementioned periods, have been made.
Certain prior year amounts have been reclassified to conform with the current year's presentation.

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


2. GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
  December 31,
December 30,
  December 31,

2001
  2000
2001
  2000
Gross sales
	$	31,923
	$	27,004
	$	65,041
	$	51,871
Less sales discounts and
	milestone liquidations

		428

		81

		1,438

		664
Net sales
	$	31,495
	$	26,923
	$	63,603
	$	51,207

The Company accepts sales discounts from a few customers in the normal course of business.

3. ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

December 30,
  July 1,

2001
  2001
Billed shipments, net of progress payments
	$	12,016
	$	16,703
Less allowance for doubtful accounts
		257
		289
Trade receivables, net
		11,759
		16,414
Other current receivables
		129
		532

	$	11,888
	$	16,946

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At December 30, 2001 and July 1, 2001, other current receivables include $0 and
$346,000 of customer
 payments to be received as a settlement under a prior claim for material.

For the six months ending December 30, 2001 and twelve months ending at July 1, 2001, expense for doubtful accounts charged to income before income taxes was $26,000 and $324,000.


4. INVENTORIES

Inventories consist of the following:
(dollars in thousands)



December 30,
	July 1,

2001
	2001
Raw materials
	$	12,460
	$	11,554
Work in progress
		11,964
		13,028
Less reserve for obsolescence
		874
		755

		23,550
		23,827
Less progress payments
		884
		615

	$	22,666
	$	23,212

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the six months ending December 30, 2001 and the twelve months ending July 1, 2001, expense for inventory reserves charged to income before income taxes was $312,000
and $1.1 million.

5. INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

December 30,
	July 1,

2001
	2001
Software
	$	1,900
	$	1,598
Patents
		110
		91
Goodwill
		6,694
		6,694

	$	8,704
	$	8,383
Less amortization
		3,777
		3,690

	$	4,927
	$	4,693

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement
No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead ested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company adopted the provisions of Statement 142 in the first quarter, ended September 30, 2001.

Goodwill amortization expense was $0 for the three and six months ended December 30, 2001.
Goodwill amortization expense was $226,000 for the second quarter and $453,000 for the six months, ended
December 31, 2000.



6. OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

December 30,
  July 1,

2001
  2001
Cash value of life insurance
	$	4,372
	$	4,220
Deposits, licenses, and other
		878
		871
Investments in businesses
		136
		136

	$	5,386
	$	5,227
Less amortization
		47
		41

	$	5,339
	$	5,186

Investments in businesses primarily refers to securities of Norwood Abbey, Ltd., held by the Company.

7. SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

December 30,
July 1,

2001
2000
Short-term borrowings:
  Revolving credit agreement:


	Balance at period-end
	$	2,650
	$	2,500
	Interest rate at period-end
		  2.67%
		4.78%
	Average amount of short-term borrowings outstanding during period

	$	2,538

	$	7,275
	Average interest rate for period
		4.32%
		8.30%
	Maximum short-term borrowings at any month-end
	$	3,282
	$	13,302
Senior long-term debt:


	Senior lender:


	Term loan
	$	1,551
	$	2,336
	Mortgage loan
		4,841
		5,895
	Other
		987
		1,048
Total senior long-term debt
		7,379
		9,279
Less current maturities
		1,758
		1,779
Long-term debt, less current maturities
	$	5,621
	$	7,500
Subordinated debt
	$	5,621
	$	5,621

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank.
The following is a summary
of the agreement:

* A term loan, with a current balance of $1.6 million, requiring repayments of $393,000 of principal quarterly.

* A revolving credit facility up to $18.0 million based on a borrowing base formula equal to the sum of 85% of eligible receivables, 50% of eligible finished goods inventories, 30% of other eligible inventories,
50% of the net book value of equipment and 75% of the net book value of real property less the current term loan balance and outstanding letters of credit. As of December 30, 2001, the maximum allowable was
$14.9 million. The revolver borrowing at quarter-end was $2.7 million, and letters of credit outstanding totaled $2.0 million. Unused revolving credit available at December 30, 2001 was $10.2 million. This credit facility matures in February 2002. It is the Company's intention to renew or replace this credit facility.

* Covenants and performance criteria which involve Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt and, in addition, after June 30, 2000, EBITDA in relation to fixed charges. The Company is in compliance with its borrowing agreement covenants for the quarter ended December 2001.

* Interest on the loans at prime or a stated rate over LIBOR based on certain ratios. For the quarter, the average rate was approximately 4.32%.

* A $6.2 million mortgage loan to finance the Company's fiscal 1998 purchase of its headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year
amortization with a balloon final payment due in January 2008, and a 7.5% interest rate. The balance at quarter-end was $4.8 million.

OTHER LONG-TERM DEBT:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue
Bond financing in the
amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at
December 30, 2001 was $987,000.

Subordinated Convertible Notes:
In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc.
issued its Subordinated
Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc. achieves certain levels of earnings before taxes. The Notes are convertible by the holders into LaBarge, Inc. Common S tock at $8.00 per share at any time up to their maturity date.

OTHER LONG-TERM LIABILITIES:
Other long-term liabilities include deferred revenues associated with the proprietary
ScadaNET Network(tm) (representing prepaid communication services) in the amount of $1.3 million and customer advances in the amount of $160,000.

To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank on February 26, 2001 as amended on November 6, 2001. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during the second quarter of fiscal 2002, amounting to approximately $28,000,
was recorded to other comprehensive loss.

SUBSEQUENT EVENTS:
Effective February 1, 2002, the Company's revolving credit agreement was renewed under substantially the same terms and conditions. The new revolving credit agreement amount is
$15.0 million and matures in May 2003.

Also, on February 1, 2002, the outstanding balance of the senior secured term loan,
$1.6 million, was repaid in full.

8. CASH FLOWS

Total cash payments for interest for the three and six months ended December 30, 2001 were $237,000 and $569,000 , compared with $456,000 and $1.0 million for the three and six months ended December 31, 2000. Cash payments for federal and state income taxes were
$880,000 and $1.2 million for the three and six months ended
December 30, 2001, compared
with $845,00 and $1.7 million for the three and six months ended December 31, 2000.

9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows and includes adjustments to prior period required by the adoption of FAS 142:

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Numerator:
Reported net earnings
	$	1,200
	$	726
	$	2,235
	$		1,361
Add back:  Goodwill amortization expense
		-
		226
		-
			453
Adjusted net earnings
	$	1,200
	$	952
	$	2,235
	$		1,814
Denominator:




Denominator for basic net earnings per share
		14,961
		14,899
		14,971
			14,884
Potential common shares:




Denominator for diluted net earnings per share - adjusted weighted-average shares and assumed conversions


		15,364


		14,899


		15,254


			14,884
Basic net earnings per share:




Reported net earnings
	$	.08
	$	.05
	$	.15
	$		.09
Goodwill amortization expense
		-
		.01
		-
			.03
Adjusted net earnings per share
	$	.08
	$	06
	$	.15
	$		.12
Diluted net earnings per share




Reported net earnings
	$	.08
	$	.05
	$	.15
	$		.09
Goodwill amortization expense
		-
		.01
		-
			.03
Adjusted net earnings per share
	$	.08
	$	.06
	$	.15
	$		.12

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.

10. BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000

   Manufacturing Services Group
	$	30,653
	$	26,565
	$	61,683
	$	50,560
Network Technologies Group
		842
		358
		1,920
		647

	$	31,495
	$	26,923
	$	63,603
	$	51,207

EARNINGS:

Three Months Ended
Six Months Ended

December 30,
December 31,
December 30,
December 31,

2001
2000
2001
2000
Pretax earnings:
	Manufacturing Services Group
	$	2,419
	$	2,349
	$	4,345
	$	4,657
	Network Technologies Group
		(212)
		(560)
		(289)
		(1,159)
	Corporate and other items
		89
		26
		200
		(45)
	Interest expense
		(336)
		(557)
		(652)
		(1,095)
Net earnings before income taxes
	$	1,960
	$	1,258
	$	3,604
	$	2,358
Income tax expense
		760
		532
		1,369
		997
Net earnings
		1,200
	$	726
	$	2,235
	$	1,361

DEPRECIATION & AMORTIZATION EXPENSE:

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Manufacturing Services Group
	$	419
	$	375
	$	824
	$	784
Network Technologies Group
		24
		229
		44
		463
Corporate and other items
		122
		135
		240
		276

	$	565
	$	739
	$	1,108
	$	1,523

	INVESTMENTS & CAPITAL EXPENDITURES:

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Manufacturing Services Group
	$	477
	$	356
	$	1,208
	$	1,024
Network Technologies Group
		81
		212
		160
		248
Corporate and other items
		411
		(180)
		267
		43

	$	969
	$	388
	$	1,635
	$	1,315

	TOTAL ASSETS:


December 30,
2001
July 1,
2001
Manufacturing Services Group
	$	40,873
	$	46,150
Network Technologies Group
		5,612
		5,459
Corporate and other items
		16,550
		15,929

	$	63,035
	$	67,538

GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three months and six months ended December 30, 2001.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

* The Manufacturing Services Group is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In the fiscal 2002 second quarter, the Company derived approximately 97% of its total revenues from this group.

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

The backlog of unshipped orders in the Manufacturing Services Group increased to $94.6 million
at December 30, 2001 compared with $89.5 million at December 31, 2000. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries.

* The Network Technologies Group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999.
This group is initially focusing
its marketing efforts on the railroad industry to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The
 Company derived  3% of its total
revenues from this group for the three months and six months ended December 30, 2001.


The backlog of unshipped orders in the Network Technologies
Group is $540,000 at
December 30, 2001, compared with $860,000 at December 31, 2000.


SIGNIFICANT EVENTS
Recent significant events include:

* In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142,
"Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


The Company has adopted the provisions of Statement 142 with the first fiscal quarter ended
September 30, 2001.

Goodwill amortization expense was $0 for the quarter ended
December 30, 2001 and $226,000
for the quarter ended December 31, 2000.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 30, 2001
Net Sales
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Net Sales
	$	31,495
	$	26,923
	$	63,603
	$	51,207






For the fiscal 2002 second quarter, ended December 30, 2001, net sales from continuing operations were
$31.5 million compared with $26.9 million for the same period of fiscal 2001.  Sales to top
10 customers represented 79% of total revenue in the second quarter of fiscal 2002 versus 71% for the
same period of fiscal 2001.    The Company's top three customers and
the portion of total second-quarter
sales they represented were as follows: Northrop Grumman, 28%; Schlumberger, 17%; and Lockheed
Martin, 13%.

The Manufacturing Services Group. Sales in the manufacturing services segment of the business were
$30.7 million, accounting for 97% of total sales for the quarter ended December 30, 2001, up $4.1 million, or 15%, over the same period of fiscal 2001.

The significant sales growth came from both government systems and defense customers.
Sales to the defense industry grew 30%, primarily consisting of components of land-based and ship-borne radar systems. Sales of electro-mechanical assemblies for mail sorting equipment used by the U.S. Postal
Service was the most significant contributor to the growth in government systems, increasing 43% year over year.

Network Technologies Group.  Sales of the Network Technologies
Group were 3% of total sales
for the quarter and six months ended December 30, 2001.

The Group generated second-quarter sales of $842,000 million versus $358,000 for the second quarter of fiscal 2001. Sales were primarily to the railroad industry where the Company's ScadaNET
Network(tm) product is used primarily to monitor railroad crossing equipment. The major contributor to second-quarter sales growth was increased shipments to the Union Pacific Railroad.

The Company also began shipping small numbers of units to targeted customers in the pipeline market where the ScadaNET Network(tm) is used to monitor the performance of cathodic protection devices on petroleum and natural gas pipelines.

Gross Profit
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Gross profit
Gross margin
	$	6,670
		21.2%
	$	5,540
		20.6%
	$	12,890
		20.3%
	$	11,087
		21.7%

A breakdown of margins by group shows the following:

Manufacturing Services Group. This group's gross profit margin was 20.3% for the quarter ended December 30, 2001, compared with 20.2% for the quarter ended December 31, 2000.

Network Technologies Group. This group's gross profit margin was 54.0% for the quarter ended
December 30, 2001, compared with 49.3% for the quarter ended
December 31, 2000.


Selling and Administrative Expenses
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Selling and administrative expenses
Percent of sales
	$	4,476
		14.2%
	$	4,052
		15.1%
	$	8,831
		13.9%
	$	8,240
		16.1%

Selling and administrative expenses rose for the three and six months ended
December 30, 2001, compared with the prior year's periods, as a result of increased sales.
However, selling and administrative expenses declined as a percentage of sales reflecting the accompanying higher sales levels.

Manufacturing Services Group. Selling and administrative expenses for this group were $3.8 million
(12.3% of sales) for the quarter ended December 30, 2001 and $3.2 million (12.1% of sales) for the same period of fiscal 2001.

Network Technologies Group.   Selling and administrative
expenses for the quarter ended
December 30, 2001 for this group were $667,000 and included
no goodwill amortization.    For
the same period of fiscal 2001, these expenses totaled $736,000, including $217,000 in amortization of goodwill. Selling and administrative expenses increased in the fiscal 2002 period due to additional selling and development activity, larger sales volume and greater allocation of corporate expenses.


Interest Expense
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Interest expense
	$	336
	$	557
	$	652
	$	1,095

Interest expense decreased for the quarter ended
December 30, 2001, primarily due to
 lower debt levels and lower interest rates on short-term borrowings. Average short-term borrowings for the three- and six-month period ended December 30, 2001 were $7.8 million lower than the same periods of fiscal 2001. Average interest rates declined 450 basis points for the six months ended
December 30, 2001.

Pretax Earnings
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Pretax earnings
	$	1,960
	$	1,258
	$	3,604
	$	2,358

The increase in pretax earnings for the quarter ended
December 30, 2001, compared with the
same period of fiscal 2001, is primarily attributable to significantly higher gross profit ($1.1 million) on higher sales
($4.6 million), a reduction in goodwill amortization expense of $226,000 and a $221,000
reduction in interest expense.


Tax Expense
(dollars in thousands)

Three Months Ended
Six Months Ended

December 30,
2001
December 31,
2000
December 30,
2001
December 31,
2000
Tax Expense
	$	760
	$	532
	$	1,369
	$	997

The tax rate for the quarter ended December 30, 2001, was lower than the prior year's fiscal second quarter due to the elimination of the non-deductible goodwill amortization expense of $226,000.


FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

December 30,
July 1,

2001
2001
Stockholders' equity
	$	31,807
	$	29,716
Debt
	$	15,650
	$	17,400

The Company's operations provided $3.0 million and $5.1 million of net cash for the three and six months ended December 30, 2001.

Currently, total debt-to-equity ratio for the Company is .49 to 1 versus .59 to 1 at the end of fiscal 2001.

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

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two years.

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

Subsequent Events:
Effective February 1, 2002, the Company's revolving credit agreement was renewed under substantially the same terms and conditions. The new revolving credit agreement amount is
$15.0 million and matures in May 2003.

Also, on February 1, 2002, the outstanding balance of the Company's senior secured term loan, $1.6 million, was repaid in full.

PART II




ITEM 4.	Submission of Matter to a Vote of Security Holders

On November 14, 2001, at the Company's Annual Meeting of
Stockholders, stockholders
 took the following actions:

a) Elected three Class C Directors for a term ending in 2004 and one Class B Director for a term ending in 2003.

Class C:
Votes FOR
Votes ABSTAINING
	Robert H. Chapman
13,704,324

94,934
	Richard P. Conerly
13,699,864

99,394
	Pierre L. LaBarge, Jr.
13,665,225

	134,033
Class B:



	Robert G. Clark
13,706,463

92,795

b) Ratified the selection of KPMG LLP as independent accountants for the fiscal year 2002,
with   13,729,677  FOR votes,   46,820  AGAINST votes, and  22,761
votes ABSTAINED.




ITEM 6.	Exhibits and Reports on Form 8-K

Reports on Form 8-K: Current reports on From 8-K were filed on the dates that follow in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors:
i. October 8, 2001
ii. November 8, 2001
iii. December 13, 2001.

 	SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        LABARGE, INC.





Date:    February 7, 2002



/s/ Donald H. Nonnenkamp
  Donald H. Nonnenkamp
  Vice President
  and Chief Financial Officer