Form 10-Q/A
period 2001-12-30
LABARGE INC
filed 2002-02-15
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended December 30, 2001           Commission file number: 1-5761
--------------------------------------------------------------------------------

                                  LABARGE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             DELAWARE                                      73-0574586
---------------------------------------     ------------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



  9900A Clayton Road, St. Louis, Missouri                          63124
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


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    -------------------------------------------------------------------
                                                       DECEMBER 30,       December 31,   DECEMBER 30,      December 31,
                                                           2001               2000         2001               2000
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                               $   31,495       $  26,923     $   63,603          $   51,207
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales                                           24,825          21,383         50,713              40,120
    Selling and administrative expense                       4,476           4,052          8,831               8,240
    Interest expense                                           336             557            652               1,095
    Other income, net                                         (102)           (327)          (197)               (606)
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   1,960           1,258          3,604               2,358
Income tax expense                                             760             532          1,369                 997
-----------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                            $    1,200       $     726     $    2,235          $    1,361
=======================================================================================================================

BASIC NET EARNINGS PER SHARE                            $      .08       $     .05     $      .15          $      .09
AVERAGE COMMON SHARES OUTSTANDING                           14,961          14,899         14,971              14,884
=======================================================================================================================

DILUTED NET EARNINGS PER SHARE                          $      .08       $     .05     $      .15          $      .09
AVERAGE DILUTED COMMON SHARES OUTSTANDING
                                                            15,364          14,899         15,254              14,884
=======================================================================================================================

         See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                     DECEMBER 30,           July 1,
                                                                                         2001                2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                         $     2,322         $     666
    Accounts and notes receivable, net                                                     11,888            16,946
    Inventories                                                                            22,666            23,212
    Prepaid expenses                                                                          700               727
    Deferred tax assets, net                                                                  923             1,087
------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT ASSETS                                                           $    38,499         $  42,638
------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                         13,231            13,113
DEFERRED TAX ASSETS, NET                                                                    1,039             1,908
INTANGIBLE ASSETS, NET                                                                      4,927             4,693
OTHER ASSETS, NET                                                                           5,339             5,186
------------------------------------------------------------------------------------------------------------------------

                                                                                      $    63,035         $  67,538
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term borrowings                                                             $     2,650         $   2,500
    Current maturities of long-term debt                                                    1,758             1,779
    Trade accounts payable                                                                  7,734             9,605
    Accrued employee compensation                                                           5,342             5,965
    Other accrued liabilities                                                                 886             3,899
------------------------------------------------------------------------------------------------------------------------

       TOTAL CURRENT LIABILITIES                                                      $    18,370         $  23,748
------------------------------------------------------------------------------------------------------------------------

OTHER LONG-TERM LIABILITIES                                                                 1,616               953
LONG-TERM DEBT                                                                              5,621             7,500
SUBORDINATED DEBT                                                                           5,621             5,621
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value. Authorized 40,000,000 shares; issued 15,773,253 shares at December 30, 2001 and 15,773,253 at July 1, 2001, including shares in
 treasury                                                                                     158               158
Additional paid-in capital                                                                 13,520            13,569
Retained earnings                                                                          21,041            18,806
Accumulated other comprehensive loss                                                         (164)              (97)
Less cost of common stock in treasury, shares at 825,519 at
  December 30, 2001 and 812,176 shares at July 1, 2001                                     (2,748)           (2,720)
------------------------------------------------------------------------------------------------------------------------

    TOTAL STOCKHOLDERS' EQUITY                                                             31,807            29,716
------------------------------------------------------------------------------------------------------------------------

                                                                                      $    63,035         $  67,538
========================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                                                                                     SIX MONTHS ENDED
                                                                                         --------------------------------------
                                                                                             DECEMBER 30,        December 31,
                                                                                                 2001                2000
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                  $   2,235           $     1,361
    Adjustments to reconcile net cash provided by
     operating activities:
       Depreciation and amortization                                                              1,108                 1,523
       Deferred taxes                                                                             1,033                   378
       Other                                                                                         23                     3
    Changes in assets and liabilities, net of acquisitions:
          Accounts and notes receivable, net                                                      5,057                 3,802
          Inventories                                                                               546                (2,790)
          Prepaid expenses                                                                           27                    52
          Trade accounts payable                                                                 (1,871)                1,840
          Accrued liabilities and other                                                          (3,039)                2,657
-------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         5,119                 8,826
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                         (481)                 (851)
Additions to other assets                                                                        (1,154)                 (464)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                                            (1,635)               (1,315)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                                                     (1,900)                 (905)
(Purchase) sale of common stock                                                                     (78)                  106
Net change in short-term borrowings                                                                 150                (4,543)
-------------------------------------------------------------------------------------------------------------------------------

NET CASH USED BY FINANCING ACTIVITIES                                                            (1,828)               (5,342)
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         1,656                 2,169
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                      666                   734
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   2,322           $     2,903
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                  LABARGE, INC.
                                  FORM 10-Q/A

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


2. GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    ----------------------------------------------------------------------
                                                       DECEMBER 30,       December 31,     DECEMBER 30,       December 31,
                                                           2001               2000             2001               2000
--------------------------------------------------------------------------------------------------------------------------
Gross sales                                             $  31,923          $  27,004      $   65,041          $  51,871
Less sales discounts and
  milestone liquidations                                      428                 81           1,438                664
--------------------------------------------------------------------------------------------------------------------------
Net sales                                               $  31,495          $  26,923      $   63,603          $  51,207
==========================================================================================================================

The Company accepts sales discounts from a few customers in the normal course of business.

3. ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                                                    DECEMBER 30,                     July 1,
                                                                        2001                           2001
---------------------------------------------------------------------------------------------------------------------
Billed shipments, net of progress payments                          $   12,016                    $   16,703
Less allowance for doubtful accounts                                       257                           289
---------------------------------------------------------------------------------------------------------------------
Trade receivables, net                                                  11,759                        16,414
Other current receivables                                                  129                           532
---------------------------------------------------------------------------------------------------------------------
                                                                    $   11,888                    $   16,946
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


4. INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                                                     DECEMBER 30,                  July 1,
                                                                         2001                      2001
---------------------------------------------------------------------------------------------------------------------
Raw materials                                                         $   12,460                  $   11,554
Work in progress                                                          11,964                      13,028
Less reserve for obsolescence                                                874                         755
---------------------------------------------------------------------------------------------------------------------
                                                                          23,550                      23,827
Less progress payments                                                       884                         615
---------------------------------------------------------------------------------------------------------------------
                                                                      $   22,666                  $   23,212
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

5. INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                                                       DECEMBER 30,                  July 1,
                                                                           2001                       2001
---------------------------------------------------------------------------------------------------------------------
Software                                                                $   1,900                  $    1,598
Patents                                                                       110                          91
Goodwill                                                                    6,694                       6,694
---------------------------------------------------------------------------------------------------------------------
                                                                        $   8,704                  $    8,383
Less amortization                                                           3,777                       3,690
---------------------------------------------------------------------------------------------------------------------
                                                                        $   4,927                  $    4,693
=====================================================================================================================

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


6. OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                                                      DECEMBER 30,                    July 1,
                                                                          2001                         2001
---------------------------------------------------------------------------------------------------------------------
Cash value of life insurance                                           $   4,372                   $    4,220
Deposits, licenses, and other                                                878                          871
Investments in businesses                                                    136                          136
---------------------------------------------------------------------------------------------------------------------
                                                                       $   5,386                   $    5,227
Less amortization                                                             47                           41
---------------------------------------------------------------------------------------------------------------------
                                                                       $   5,339                   $    5,186
=====================================================================================================================

Investments in businesses primarily refers to securities of Norwood Abbey, Ltd., held by the Company.

7. SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following: (dollars in thousands)

                                                                            DECEMBER 30,              July 1,
                                                                                2001                    2000
---------------------------------------------------------------------------------------------------------------------
Short-term borrowings:
  Revolving credit agreement:
     Balance at period-end                                                   $    2,650             $    2,500
     Interest rate at period-end                                                   2.67%                  4.78%
     Average amount of short-term borrowings outstanding during period       $    2,538             $    7,275
     Average interest rate for period                                              4.32%                  8.30%
     Maximum short-term borrowings at any month-end                          $    3,282             $   13,302
=====================================================================================================================
Senior long-term debt:
  Senior lender:
     Term loan                                                               $    1,551             $    2,336
     Mortgage loan                                                                4,841                  5,895
  Other                                                                             987                  1,048
---------------------------------------------------------------------------------------------------------------------
Total senior long-term debt                                                       7,379                  9,279
Less current maturities                                                           1,758                  1,779
---------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                      $    5,621             $    7,500
=====================================================================================================================
Subordinated debt                                                            $    5,621             $    5,621
=====================================================================================================================

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

SENIOR LENDER:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:

- A term loan, with a current balance of $1.6 million, requiring repayments of $393,000 of principal quarterly.

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


9. EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows and includes adjustments to prior period required by the adoption of FAS 142:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     ----------------------------------- -----------------------------------
                                                        DECEMBER 30,      December 31,      DECEMBER 30,      December 31,
                                                            2001              2000              2001              2000
----------------------------------------------------------------------------------------------------------------------------
NUMERATOR:
  Reported net earnings                                  $   1,200          $     726        $   2,235        $     1,361
  Add back:  Goodwill amortization expense                      --                226               --                453
----------------------------------------------------------------------------------------------------------------------------
ADJUSTED NET EARNINGS                                    $   1,200          $     952        $   2,235        $     1,814
============================================================================================================================
DENOMINATOR:
  Denominator for basic net earnings per share              14,961             14,899           14,971             14,884
----------------------------------------------------------------------------------------------------------------------------
POTENTIAL COMMON SHARES:
  Denominator for diluted net earnings per share -
  adjusted weighted-average shares and assumed
  conversions                                               15,364             14,899           15,254             14,884
----------------------------------------------------------------------------------------------------------------------------
BASIC NET EARNINGS PER SHARE:
  Reported net earnings                                  $     .08          $     .05        $     .15        $       .09
  Goodwill amortization expense                                 --                .01               --                .03
----------------------------------------------------------------------------------------------------------------------------
ADJUSTED NET EARNINGS PER SHARE                          $     .08          $      06        $     .15        $       .12
============================================================================================================================
DILUTED NET EARNINGS PER SHARE
  Reported net earnings                                  $     .08          $     .05        $     .15        $       .09
  Goodwill amortization expense                                 --                .01               --                .03
----------------------------------------------------------------------------------------------------------------------------
ADJUSTED NET EARNINGS PER SHARE                          $     .08          $     .06        $     .15        $       .12
============================================================================================================================

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.

10. BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

NET SALES TO CUSTOMERS:

                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        ------------------------------------ ----------------------------------------
                                          DECEMBER 30,       December 31,        DECEMBER 30,         December 31,
                                              2001               2000                2001                 2000
  -------------------------------------------------------------------------------------------------------------------
  Manufacturing Services Group             $   30,653        $  26,565             $   61,683           $  50,560
  Network Technologies Group                      842              358                  1,920                 647
  -------------------------------------------------------------------------------------------------------------------
                                           $   31,495        $  26,923             $   63,603           $  51,207
  ===================================================================================================================


EARNINGS:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            ----------------------------------- -------------------------------------
                                               DECEMBER 30,      December 31,      DECEMBER 30,       December 31,
                                                   2001              2000              2001               2000
  -------------------------------------------------------------------------------------------------------------------
  PRETAX EARNINGS:
    Manufacturing Services Group                $  2,419           $  2,349         $  4,345           $    4,657
    Network Technologies Group                      (212)              (560)            (289)              (1,159)
    Corporate and other items                         89                 26              200                  (45)
    Interest expense                                (336)              (557)            (652)              (1,095)
  -------------------------------------------------------------------------------------------------------------------
  NET EARNINGS BEFORE INCOME TAXES              $  1,960           $  1,258         $  3,604           $    2,358
  INCOME TAX EXPENSE                                 760                532            1,369                  997
  -------------------------------------------------------------------------------------------------------------------
  NET EARNINGS                                  $  1,200           $    726         $  2,235           $    1,361
  ===================================================================================================================


DEPRECIATION & AMORTIZATION EXPENSE:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            ----------------------------------- -------------------------------------
                                               DECEMBER 30,      December 31,      DECEMBER 30,       December 31,
                                                   2001              2000              2001               2000
  -------------------------------------------------------------------------------------------------------------------
 Manufacturing Services Group                   $    419           $    375         $    824           $    784
 Network Technologies Group                           24                229               44                463
 Corporate and other items                           122                135              240                276
  -------------------------------------------------------------------------------------------------------------------
                                                $    565           $    739         $  1,108           $  1,523
 ====================================================================================================================


  INVESTMENTS & CAPITAL EXPENDITURES:

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            ----------------------------------- -------------------------------------
                                               DECEMBER 30,      December 31,      DECEMBER 30,       December 31,
                                                   2001              2000              2001               2000
  -------------------------------------------------------------------------------------------------------------------
  Manufacturing Services Group                  $    477           $   356          $  1,208           $  1,024
  Network Technologies Group                          81               212               160                248
  Corporate and other items                          411              (180)              267                 43
  -------------------------------------------------------------------------------------------------------------------
                                                $    969           $   388          $  1,635           $  1,315
  ===================================================================================================================

  TOTAL ASSETS:

                                                                      DECEMBER 30,                  July 1,
                                                                          2001                        2001
  -------------------------------------------------------------------------------------------------------------------
      Manufacturing Services Group                                   $   40,873                   $   46,150
      Network Technologies Group                                          5,612                        5,459
      Corporate and other items                                          16,550                       15,929
  -------------------------------------------------------------------------------------------------------------------
                                                                     $   63,035                   $   67,538
  ===================================================================================================================


GEOGRAPHIC INFORMATION:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three months and six months ended December 30, 2001.

                                  LABARGE, INC.
                                  FORM 10-Q/A

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


RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 30, 2001
NET SALES
(dollars in thousands)

                                           THREE MONTHS ENDED                           SIX MONTHS ENDED
                               ------------------------------------------ --------------------------------------------
                                   DECEMBER 30,          December 31,         DECEMBER 30,           December 31,
                                       2001                  2000                 2001                   2000
  --------------------------------------------------------------------------------------------------------------------
  Net Sales                         $   31,495           $   26,923            $   63,603            $   51,207
  ===================================================================================================================

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

GROSS PROFIT
(dollars in thousands)

                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                              ------------------------------------------ ---------------------------------------------
                                    DECEMBER 30,          December 31,          DECEMBER 30,           December 31,
                                      2001                  2000                  2001                   2000
  --------------------------------------------------------------------------------------------------------------------
  Gross profit                     $  6,670              $   5,540             $   12,890             $   11,087
  Gross margin                         21.2%                  20.6%                  20.3%                  21.7%
  ====================================================================================================================

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


SELLING AND ADMINISTRATIVE EXPENSES
(dollars in thousands)

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                            ------------------------------------- ------------------------------------
                                               DECEMBER 30,       December 31,       DECEMBER 30,      December 31,
                                                   2001               2000               2001              2000
  --------------------------------------------------------------------------------------------------------------------
  Selling and administrative expenses           $   4,476          $   4,052          $     8,831       $   8,240
  Percent of sales                                   14.2%              15.1%               13.9%            16.1%
  ====================================================================================================================

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

INTEREST EXPENSE
(dollars in thousands)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        ------------------------------------- ----------------------------------------
                                           DECEMBER 30,       December 31,        DECEMBER 30,        December 31,
                                               2001               2000                2001                2000
  --------------------------------------------------------------------------------------------------------------------
  Interest expense                          $    336           $    557            $   652             $  1,095
  ====================================================================================================================

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


PRETAX EARNINGS
(dollars in thousands)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        ------------------------------------- ----------------------------------------

                                           DECEMBER 30,       December 31,        DECEMBER 30,        December 31,
                                               2001               2000                2001                2000
  --------------------------------------------------------------------------------------------------------------------
  Pretax earnings                           $  1,960           $  1,258            $  3,604            $  2,358
  ====================================================================================================================

The increase in pretax earnings for the quarter ended December 30, 2001, compared with the same period of fiscal 2001, is primarily attributable to significantly higher gross profit ($1.1 million) on higher sales ($4.6 million), a reduction in goodwill amortization expense of $226,000 and a $221,000 reduction in interest expense.


TAX EXPENSE
(dollars in thousands)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                        ------------------------------------- ----------------------------------------
                                           DECEMBER 30,       December 31,        DECEMBER 30,        December 31,
                                               2001               2000                2001                2000
  --------------------------------------------------------------------------------------------------------------------
  Tax Expense                               $   760            $    532            $  1,369            $    997
  ====================================================================================================================

The tax rate for the quarter ended December 30, 2001, was lower than the prior year's fiscal second quarter due to the elimination of the non-deductible goodwill amortization expense of $226,000.


FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

STOCKHOLDERS' EQUITY AND DEBT
(dollars in thousands)

                                                     DECEMBER 30,                         July 1,
                                                         2001                              2001
       ------------------------------------------------------------------------------------------------------
       Stockholders' equity                           $   31,807                       $   29,716
       Debt                                           $   15,650                       $   17,400
       ======================================================================================================

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

                      Class C:                                 VOTES FOR                    VOTES ABSTAINING
                      -------                                  ---------                    ----------------
                          ROBERT H. CHAPMAN                      13,704,324                        94,934
                                                          --------------------------     ----------------------------
                          RICHARD P. CONERLY                     13,699,864                        99,394
                                                          --------------------------     ----------------------------
                          PIERRE L. LABARGE, JR.                 13,665,225                       134,033
                                                          --------------------------     ----------------------------
                      Class B:
                      --------
                          ROBERT G. CLARK                        13,706,463                        92,795
                                                          --------------------------     ----------------------------

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




                                      LABARGE, INC.
                                      ------------------------------------





Date:    February 14, 2002
     -----------------------


                                      /S/Donald H. Nonnenkamp
                                      ---------------------------
                                      Donald H. Nonnenkamp
                                      Vice President and Chief Financial Officer