Form 10-Q
period 2002-03-31
LABARGE INC
filed 2002-05-14
CIK 57139

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended           Commission file number:
March 31, 2002                  1-5761
----------                      ---------
LaBARGE, INC.
-----------
(Exact Name of Registrant as specified in its charter)


      DELAWARE                    73-0574586
-----------                     --------
(State or other jurisdiction    (I.R.S. Employer
of                              Identification No.)
incorporation or organization)


9900A Clayton Road, St. Louis,  63124
Missouri
-----------                     -------
(Address)                       (Zip Code)

(314) 997-0800
-----------
(Registrant's telephone number, including Area Code)

N/A
-----------
(Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of March 31, 2002. 15,773,253 shares of common stock.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)


                               Three Months Ended      Nine Months Ended
                                  -----------             -----------
                             March 31,    April 1,    March 31,   April 1,
                                2002        2001        2002        2001
                              --------    --------    --------    -------
Net sales                     $30,159        $32,428     $93,761    $83,636
                               --------     --------    --------    -------
Costs and expenses:
Cost of sales                  24,036         25,153      74,749     65,273
Selling and administrative      4,118          5,010      12,949     13,250
expense
Interest expense                  269            433         920      1,528
Other income, net               (239)          (221)       (436)      (826)
                               --------     --------    --------    -------
Income before income taxes      1,975          2,053       5,579      4,411
Income tax expense                730            838       2,099      1,835

Net earnings                   $1,245         $1,215      $3,480     $2,576
                               ======         ======      ======      =====

Basic net earnings per           $.08           $.08        $.23       $.17
share
Average common shares          14,964         14,928      14,969     14,899
outstanding
                               ======         ======      ======     ======

Diluted net earnings per         $.08           $.08        $.23       $.17
share
Average diluted common
shares outstanding             15,499         14,928      15,344     14,899
                               ======         ======      ======     ======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (dollars in thousands)

                                              March 31,   July 1,
                                                2002        2001
                                              ------         ------
ASSETS
Current assets:
Cash and cash equivalents                       $850           $666
Accounts and notes receivable, net            14,777         16,946
Inventories                                   22,135         23,212
Prepaid expenses                                 811            727
Deferred tax assets, net                         830          1,087
                                               ------      ------
Total current assets                         $39,403        $42,638
                                              ------      ------
Property, plant and equipment, net            13,479         13,113
Deferred tax assets, net                       1,058          1,908
Intangible assets, net                         5,024          4,693
Other assets, net                              4,997          5,186
                                              ------      ------
                                             $63,961        $67,538
                                              ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                         $1,325         $2,500
Current maturities of long-term debt             195          1,779
Trade accounts payable                         7,556          9,605
Accrued employee compensation                  5,531          5,965
Other accrued liabilities                        839          3,899
                                              ------      ------
Total current liabilities                    $15,446        $23,748
                                              ------      ------
Other long-term liabilities                    2,582            953
Long-term debt                                 7,161          7,500
Subordinated debt                              5,621          5,621
                                              ------      ------
Stockholders' equity:
Common stock, $.01 par value.  Authorized
40,000,000 shares; issued 15,773,253
shares at March 31, 2002 and 15,773,253          158            158
at July 1, 2001, including shares in
treasury
Additional paid-in capital                    13,513         13,569
Retained earnings                             22,286         18,806
Accumulated other comprehensive loss             (120)          (97)
Less cost of common stock in treasury, shares
at 806,956 at March 31, 2002 and 812,176      (2,686)       (2,720)
shares at July 1, 2001
                                              ------      ------
Total stockholders' equity                    33,151         29,716
                                              ------      ------
                                             $63,961        $67,538
                                              ======         ======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                                   Nine Months Ended
                                                 March 31,   April 1,
                                                    2002       2001
                                                   ------        ------
Cash flows from operating activities:
Net earnings                                      $3,480         $2,576
Adjustments to reconcile net cash provided by
operating activities:
Depreciation and amortization                      1,646          2,160
Deferred taxes                                     1,107            378
Other                                                 23              2
Changes in assets and liabilities, net of
acquisitions:
Accounts and notes receivable, net                 2,169          2,617
Inventories                                        1,077      (2,891)
Prepaid expenses                                     (83)          (29)
Trade accounts payable                            (2,049)     1,612
Accrued liabilities and other                     (1,888)     3,149
                                                   ------      ------
Net cash provided by operating activities          5,482          9,574
Cash flows from investing activities:
Additions to property, plant and equipment        (1,878)       (1,446)
Additions to other assets                           (299)       283
                                                   ------      ------
Net cash used by investing activities             (2,177)       (1,163)
                                                   ------      ------
Cash flows from financing activities:
Borrowings of long-term debt                         517          -
Repayments of long-term debt                      (2,439)       (1,367)
(Purchase) sale of common stock                      (24)       153
Net change in short-term borrowings               (1,175)       (6,230)
                                                   ------      ------
Net cash used by financing activities             (3,121)       (7,444)
                                                   ------      ------
Net increase in cash and cash equivalents            184            967
Cash and cash equivalents at beginning of year       666            734
                                                   ------      ------
Cash and cash equivalents at end of period          $850         $1,701
                                                   ======      ======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at March 31, 2002 and July 1, 2001, the related consolidated statements of operations for the three and nine months ended March 31, 2002 and April 1, 2001 and the consolidated statements of cash flows for the nine months ended March 31, 2002 and April 1, 2001, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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


2.   GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

                           Three Months Ended     Nine Months Ended
                           March 31,  April 1,  March 31,   April 1,
                             2002       2001       2002       2001
                            ------      ------    ------    ------
Gross sales                $30,885    $33,011     $95,925   $84,883
Less sales discounts           726        583       2,164     1,247
Net sales                  $30,159    $32,428     $93,761   $83,636
                            ======     ======     ======       ======

The Company accepts sales discounts from a few customers in the normal course of business.


3.   ACCOUNTS  AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:
(dollars in thousands)

                                     March 31,        July 1,
                                       2002             2001
                                    ---------          ---------
Billed shipments, net of progress     $14,858            $16,703
payments
Less allowance for doubtful               289                289
accounts
Trade receivables, net                 14,569             16,414
Other current receivables                 208                532
                                      $14,777            $16,946
                                      =======            =======

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At March 31, 2002 and July 1, 2001, other current receivables include $0 and $346,000 of customer payments to be received as a settlement under a prior claim for material.

For the nine months ended March 31, 2002 and twelve months ended July 1, 2001, expense for doubtful accounts charged to income before income taxes was $9,000 and $324,000.


4.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                    March 31,        July 1,
                                       2002            2001
                                   --------         --------
Raw materials                       $13,486          $11,554
Work in progress                     10,264           13,028
Less reserve for obsolescence           520              755
                                     23,230           23,827
Less progress payments                1,095              615
                                    $22,135          $23,212
                                     ======           ======

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the nine months ended March 31, 2002 and the twelve months ended July 1, 2001, expense for inventory reserves charged to income before income taxes was $83,000 and $1.1 million, respectively.


5.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                     March 31,        July 1,
                                        2002           2001
                                        ------     ---------
Software                              $ 2,048        $ 1,598
Patents                                   122             91
Goodwill                                6,694          6,694
                                      $ 8,864        $ 8,383
Less amortization                       3,840          3,690
                                      $ 5,024        $ 4,693
                                       ======           ========

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

The Company adopted the provisions of Statement 142 in the first quarter, ended September 30, 2001.

Goodwill amortization expense was $0 for the three and nine months ended March 31, 2002. Goodwill amortization expense was approximately $226,000 and $678,000 for the three and nine months ended April 1, 2001, respectively.


6.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                     March 31,        July 1,
                                       2002            2001
                                      -------        --------
Cash value of life insurance          $ 3,941        $ 4,220
Deposits, licenses, and other             968            871
Investments in businesses                 136            136
                                      $ 5,045        $ 5,227
Less amortization                          48             41
                                      $ 4,997        $ 5,186
                                     =======         ========

Investments in businesses primarily refers to securities of Norwood Abbey, Ltd., held by the Company.


7.   SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                         March 31,     July 1,
                                           2002         2001
                                          -------       -------
Short-term borrowings:
Revolving credit agreement:
Balance at period-end                      $1,325      $2,500
Interest rate at period-end                  2.88%        4.78%
Average amount of short-term
borrowings                                 $2,949         $7,275
outstanding during period
Average interest rate for period             4.07%        8.30%
Maximum short-term borrowings at any       $6,320        $13,302
month-end

Senior long-term debt:
Senior lender:
Term loan                                  $6,400         $2,336
Mortgage loan                                   -          5,895
Other                                         956          1,048
                                          -------     -------
Total senior long-term debt                 7,356          9,279
Less current maturities                       195          1,779
                                          -------     -------
Long-term debt, less current               $7,161         $7,500
maturities
                                          =======     =======
Subordinated debt                          $5,621         $5,621
                                          =======     =======

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
On February 1, 2002, the Company renewed its revolving credit agreement through May 2003. The credit agreement was reduced to $15.0 million from $18.0 million with substantially the same terms and conditions. Also on this date, the balance of the senior secured term loan, $1.6 million, was repaid in full.

On March 12, 2002, the Company entered into a new credit facility with another bank, replacing the credit facility renewed on February 1, 2002, and refinancing the mortgage loan of $6.2 million used to finance the 1998 purchase of the Company's headquarters building in St. Louis, Missouri.

The following is a summary of the new credit facility:

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of March 31, 2002, the maximum allowable was $12.1 million. The revolver borrowing at quarter end was $1.3 million, and letters of credit outstanding totaled $2.9 million. Unused revolving credit available at March 31, 2002 was $10.8 million. This credit facility matures on September 30, 2004.

A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and begins in December 2002 with a balloon final payment due in October 2009.

Interest on the loans is at prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 4.07%.

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to interest, minimum levels of EBITDA and tangible net worth. The Company is in compliance with its borrowing agreement covenants for the quarter ended March 31, 2002.

Other long-term debt:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at March 31, 2002 was $956,000.

Subordinated Convertible Notes:
In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as The Network Technologies Group, achieves certain levels of net earnings. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

Other Long-Term Liabilities:
Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network(TM) (representing prepaid communication services) in the amount of $1.4 million and customer advances in the amount of $1.1 million.

To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during the third quarter of fiscal 2002, amounting to approximately $44,000, was recorded to other comprehensive loss.

  The aggregate maturities of long-term obligations are as follows:
  (dollars in thousands)

          Fiscal Year

          2003                           $6,245
          2004                              682
          2005                              803
          2006                              366
          2007                              344



8.   CASH FLOWS

Total cash payments for interest for the three and nine months ended March 31, 2002 were $407,000 and $976,000, respectively, compared with $475,000 and $488,000, respectively, for the three and nine months ended April 1, 2001. Cash payments for federal and state income taxes were $139,000 and $1.4 million, respectively, for the three and nine months ended March 31, 2002, compared with $231,000 and $1.9 million, respectively, for the three and nine months ended April 1, 2001.


9.   EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows and include adjustments to prior periods required by the adoption of FAS 142:

                                Three Months Ended     Nine Months Ended
                               March 31,   April 1,  March 31,  April 1,
                                  2002       2001      2002       2001
                                 ------     ------     -----      ----
Numerator:
Reported net earnings           $1,245       $1,215   $3,480     $2,576
Add back: Goodwill                   -          226        -        678
amortization expense
                                 ------      ------     ------       -----
Adjusted net earnings           $1,245       $1,441   $3,480     $3,254
                                 ======      ======     ======      ======
Denominator:
Denominator for basic net       14,964       14,928   14,969     14,899
earnings per share
                                 ------      ------     ------      ------
Potential common shares:
Denominator for diluted net
earnings per share-adjusted
weighted-average shares and     15,499       14,928   15,344     14,899
assumed conversions
                                 ------      ------     ------      ------
Basic net earnings per share:
Reported net earnings             $.08         $.08     $.23       $.17
Goodwill amortization expense        -          .02        -        .05
                                 ------      ------     ------      ------
Adjusted net earnings per         $.08         $.10     $.23       $.22
share
                                 ======      ======     ======      ======
Diluted net earnings per share
Reported net earnings             $.08         $.08     $.23       $.17
Goodwill amortization expense        -          .02        -        .05
                                 ------      ------     ------      ------
Adjusted net earnings per         $.08         $.10     $.23       $.22
share
                                 ======      ======     ======      ======

The effect of conversion of the Subordinated Convertible Notes into common stock is not considered in the calculations of diluted net earnings per common share because it would have an anti-dilutive effect on earnings per share.


10.  BUSINESS SEGMENT INFORMATION

Business segments:
(dollars in thousands)

Net Sales to Customers:
                       Three Months Ended      Nine Months Ended

                      March 31,  April 1,    March 31,   April 1,
                        2002       2001        2002        2001
                      ------      ------      ------      ------
 Manufacturing        $29,552    $31,530     $91,235     $82,091
 Services Group
 Network                  607        898       2,526       1,545
 Technologies Group
                        -----     ------       -----       -----
                      $30,159    $32,428     $93,761     $83,636
                        =====      =====       =====       =====

<CAPTION
Earnings:
                          Three Months Ended    Nine Months Ended
                         March 31,  April 1,  March 31,   April 1,
                           2002       2001       2002       2001
                           ------      ------     ------     ------
Pretax earnings:
Manufacturing Services    $2,326       $2,790     $6,671  $7,447
Group
Network Technologies
Group                       (385)       (365)      (673)  (1,522)
Corporate and other          303           61        501      14
items
Interest expense            (269)       (433)      (920)  (1,528)
Net earnings before       $1,975       $2,053     $5,579  $4,411
income taxes
Income tax expense           730          838      2,099   1,835
                          ------       ------     ------  ------
Net earnings               1,245       $1,215     $3,480  $2,576
                          ======       ======     ======  ======

Depreciation & Amortization
Expense:
                          Three Months Ended      Nine Months Ended
                        March 31,   April 1,   March 31,    April 1,
                          2002        2001       2002         2001
                        ------          ------    ------         ------
 Manufacturing
 Services                 $386            $345    $1,211         $1,128
 Group
 Network Technologies
 Group                      29             226        73            689
 Corporate and other
 items                     124              66       362            343
                        ------          ------    ------         ------
                          $539            $637    $1,646         $2,160
                        ======          ======    ======         ======

Investments in Other Assets & Capital Expenditures:
                          Three Months Ended      Nine Months Ended
                        March 31,   April 1,   March 31,    April 1,
                          2002        2001       2002         2001
                         ------      ------      ------       ------
 Manufacturing
 Services                 $774            $(9)    $1,982         $1,015
 Group
 Network Technologies
 Group                      56           (163)       216             85
 Corporate and other
 items                   (288)              20      (21)             63
                        ------          ------  ------        ------
                          $542          $(152)    $2,177         $1,163
                        ======          ======  ======        ======

Total Assets:
                                     March 31,        July 1,
                                       2002            2001
                                       ------         ------
 Manufacturing Services Group         $43,927        $46,150
 Network Technologies Group             5,323          5,459
 Corporate and other items             14,711         15,929
                                      $63,961        $67,538
                                     ========       ========

Geographic Information:

The Company has no sales offices or facilities outside of the United States. Sales for export did not exceed 10% of total sales for the three months and nine months ended March 31, 2002.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

*The Manufacturing Services Group is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers. In the fiscal 2002 third quarter, the Company derived approximately 98% of its total revenues from this group.

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

  The backlog of unshipped orders in the Manufacturing Services Group increased to $99.5 million at
  March 31, 2002, compared with $93.2 million at April 1, 2001. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries.

* The Network Technologies Group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition,
  March 2, 1999.   This group is initially focusing its marketing efforts on
  the railroad industry to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 2% and 3%, respectively, of its total revenues from this group for the three months and nine months ended March 31, 2002.

  The backlog of unshipped orders in the Network Technologies Group is $220,000 at March 31, 2002, compared with $1.4 million at April 1, 2001. Subsequent to quarter end, this group added $1.3 million to backlog with the finalization of an agreement with Union Pacific Railroad.

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

  Goodwill amortization expense was $0 for the three and nine months ended March 31, 2002 and $226,000 and $678,000, respectively, for the three and nine months ended April 1, 2001.


RESULTS OF OPERATIONS - Three And Nine Months Ended March 31, 2002
Net Sales
(dollars in thousands)

                   Three Months Ended       Nine Months Ended
                 March 31,   April 1,    March 31,     April 1,
                    2002       2001         2002         2001
                  ------         ------      ------        ------
 Net Sales       $30,159     $32,428      $93,761     $83,636
                  ======         ======      ======        ======

For the fiscal 2002 third quarter ended March 31, 2002, net sales were $30.2 million compared with $32.4 million for the same period of fiscal 2001. Sales to top 10 customers represented 77% of total revenue in the third
quarter of fiscal 2002 versus 81% for the same period of fiscal 2001.    The
Company's top three customers and the portion of total third-quarter sales they represented were as follows: Schlumberger, 18%; Lockheed Martin, 15%; and Northrop Grumman, 14%.

The Manufacturing Services Group. Sales in the manufacturing services segment of the business were
$29.6 million, accounting for 98% of total sales for the quarter ended March 31, 2002, down 6% or $2.0 million over the same period of fiscal 2001.

Sales of electro-mechanical assemblies for mail sorting equipment used by the U.S. Postal Service declined 50% in the quarter ended March 31, 2002, compared with the previous year, as the Company delivered its final units under the $39.0 million contract with Northrop Grumman. Offsetting this, the Manufacturing Services Group experienced significant sales growth from the defense market, growing 52%, primarily consisting of land-based and ship borne radar systems. Additionally, sales of electronic assemblies for airport inspections systems contributed to revenues in the March 2002 quarter.

Network Technologies Group. Sales of the Network Technologies Group were 2% of total sales for the quarter ended March 31, 2002.

The Group generated third-quarter sales of $607,000 million versus $898,000 for the third quarter of fiscal 2001. Sales were primarily to the railroad industry where the Company's ScadaNET Network(TM) product is used primarily to monitor railroad crossing equipment. The decline in third-quarter sales is attributable to delays by the State of Illinois in funding the next phase of a major crossing retofit program. It is expected that the Illinois retofit program will fully resume beginning in the fourth fiscal quarter.

The Company also began shipping small numbers of units to targeted customers in the pipeline market where the ScadaNET Network(TM) is used to monitor the performance of cathodic protection devices on petroleum and natural gas pipelines.

Gross Profit
(dollars in thousands)

                  Three Months Ended        Nine Months Ended
                March 31,    April 1,    March 31,     April 1,
                   2002        2001         2002         2001
                 ------          ------       ------       ------
 Gross profit     $ 6,123      $ 7,275       $19,012     $18,363
 Gross margin

                   20.3%        22.4%         20.3%       22.0%
                 ======          ======       ======       ======

A breakdown of margins by group shows the following:

Manufacturing Services Group. This group's gross profit margin was 19.8% for the quarter ended March 31, 2002, compared with 21.5% for the quarter ended April 1, 2001, as a result of costs incurred on start-up programs and higher medical insurance expenses.

Network Technologies Group. This group's gross profit margin was 46.2% for the quarter ended March 31, 2002, compared with 54.4% for the quarter ended April 1, 2001. Evaluation units sold into the oil and gas pipeline market are at a lower gross profit, currently impacting margins. It is the Company's expectation that production run quantities sold into this market will have similar gross profit margins as other markets currently served.

Selling and Administrative Expenses
(dollars in thousands)

                         Three Months Ended   Nine Months Ended
                        March 31,  April 1,  March 31,  April 1,
                          2002       2001      2002       2001
                        ------        ------    ------     ------
 Selling and             $ 4,118    $ 5,010    $ 12,949    $13,250
 administrative
 expenses                  13.7%      15.5%       13.8%      15.8%
 Percent of sales
                        ======        ======    ======     ======

Selling and administrative expenses decreased in both actual dollars spent and percent of sales for the three and nine months ended March 31, 2002, compared with the prior year's periods.

Manufacturing Services Group. Selling and administrative expenses for this group were $3.5 million (11.9% of sales) for the quarter ended March 31, 2002 and $4.1 million (13.0% of sales) for the same period of fiscal 2001. This group initiated cost containment initiatives targeted at reducing selling and administrative expenses in the third quarter.

Network Technologies Group.   Selling and administrative expenses for the
quarter ended March 31, 2002 for this group were $665,000 and included no
goodwill amortization.    For the same period of fiscal 2001, these expenses
totaled $854,000, including $215,000 in amortization of goodwill. Selling and administrative expenses increased in the fiscal 2002 period due to additional selling and development activity.

Interest Expense
(dollars in thousands)

                       Three Months Ended    Nine Months Ended
                      March 31,  April 1,  March 31,    April 1,
                        2002       2001       2002        2001
                      ------        ------     ------      ------
 Interest expense      $ 269        $ 433      $920        $1,52
                                                      8
                      ======        ======     ======      ======

Interest expense decreased for the quarter ended March 31, 2002, primarily due to lower debt levels and lower interest rates on short-term borrowings. Average short-term borrowings for the three- and nine-month period ended March 31, 2002 were $5.6 million lower than the same periods of fiscal 2001. Average interest rates declined 390 basis points for the nine months ended March 31, 2002.

Pretax Earnings
(dollars in thousands)

                       Three Months Ended    Nine Months Ended
                      March 31,  April 1,  March 31,    April 1,
                        2002       2001       2002        2001
                      ------        ------     ------      ------
 Pretax earnings       $1,975      $2,053     $5,579      $4,41
                                                      1
                      ======        ======     ======      ======

The decrease in pretax earnings for the quarter ended March 31, 2002, compared with the same period of fiscal 2001, is primarily attributable to lower gross profit ($1.1 million) on a sales decrease of ($2.3 million), offset by a reduction in goodwill amortization expense of $226,000 and a $164,000 reduction in interest expense.


Tax Expense
(dollars in thousands)

                       Three Months Ended    Nine Months Ended
                      March 31,  April 1,  March 31,    April 1,
                        2002       2001       2002        2001
                      ------        ------     ------      ------
 Tax Expense           $ 730       $ 838      $2,099      $1,83
                                                      5
                      ======        ======     ======      ======

The tax rate for the quarter ended March 31, 2002, of 37% was lower than the prior year's fiscal third quarter rate of 41%, due to the elimination of the non-deductible goodwill amortization expense of $226,000.


FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

                           March 31,            July 1,
                              2002               2001
                             ------              ------
    Stockholders'           $33,151             $29,716
    equity
    Debt                    $14,302             $17,400
                             ======              ======

The Company's operations provided $363,000 and $5.5 million, respectively, of net cash for the three and nine months ended March 31, 2002.

Currently, total debt-to-equity ratio for the Company is .43 to 1 versus .59 to 1 at the end of fiscal 2001.


RISK FACTORS
The Company operates in a competitive marketplace and is exposed to risks associated with economic conditions.

The Network Technologies Group, as a relatively new operation, has used cash during its first three years of operation. It is too early to predict the timing and the extent of the potential widespread acceptance of this segment's products and its contribution to future earnings and cash flow.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two years.


CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgment of certain amounts included in the financial statements. The Company does not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior management discusses the accounting policies described below with the audit committee of the Company board of director on an annual basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K.

Revenue Recognition and Cost of Sales
Revenue on production contracts is recorded when specific contract terms are fulfilled, usually by delivery or acceptance (the units of production or delivery methods). Revenues under long-term contracts for which units of production or delivery are inappropriate measures of performance is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.

Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable
Accounts receivables have been reduced by an allowance for amounts that may become uncollectable in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer.

Inventory
Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. The Company adjusts the value of its allowance based upon assumptions for future usage and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-down may be required.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, and adjustment to the carrying value of the deferred tax assets would be charged to income in the period which such determination was made.

Goodwill and Other Long-Lived Assets
The Company has adopted the provisions of SFAS No. 142 and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives


NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company has adopted the provisions of Statement 142 with the first fiscal quarter ended September 30, 2001; and has reassessed the useful lives and residual values of all recorded intangible assets. No change in amortization periods was made. The Company has received third party expert advice as to the evaluation of goodwill and intangible assets value. No impairment was required to be recorded.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of these standards will have a material adverse effect on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whish addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. Management does not believe adoption of this standard will have a material adverse effect on the Company's financial statements.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk
          Market risks relating to the Company's operations result primarily from changes in interest rates. The Company has interest rate exposure relating to floating rate debt and, accordingly, to mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during the third quarter of fiscal 2002, amounting to approximately $44,000, was recorded to other comprehensive loss. At current debt levels, a one-percent increase in short-term interest rates would result in a $45,000 charge to pretax earnings.





                                     PART II



  ITEM 6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Exhibit 10.18: Amended and Restated Loan Agreement by among LaBarge, Inc. and Bank of America, N.A.;

        EXHIBIT 10.19: LOAN AGREEMENT BY AND AMONG U.S. BANK, N.A., LABARGE, INC AND LABARGE PROPERTIES, INC.


        (b) Reports on Form 8-K: Current reports on From 8-K were filed on January 4, 2002 and February 4, 2002, in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors.

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               LaBARGE, INC.





Date:   May 10, 2002



                               s/Donald H. Nonnenkamp
                                 Donald H. Nonnenkamp
                                 Vice President
                                 and Chief Financial Officer