Form 10-K
period 2002-06-30
LABARGE INC
filed 2002-09-13
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                          Commission File Number 1-5761

                                  LABARGE, INC.
               (Exact name of registrant specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   73-0574586
                     (I.R.S. Employer Identification Number)

                 9900A CLAYTON ROAD, ST. LOUIS, MISSOURI, 63124
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code:  (314) 997-0800

           Securities registered pursuant to Section 12(b) of the Act:
                  Title of Class:  Common Stock, $.01 par value
       Name of each exchange on which registered:  American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405
Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of September 5, 2002, 15,773,253 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately
$48.0 million, based upon the
closing price of the common stock on the American Stock Exchange on September 5, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part III herein.

                                     PART I

Forward-looking Statements
     This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to the risks, uncertainties and assumptions.
     Actual results may differ from projections or estimates due to a variety of important factors, including the following:
       -    The Company's dependence on a few large customers;
- The Company's dependence on government contracts, which are subject to cancellation;
- The Company's ability to control costs, especially on fixed price contracts;
- The size and timing of new contract awards to replace completed or expired contracts;
-    Cutbacks in defense spending by the U.S. Government;
- Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
- Availability and increases in cost of raw materials, labor and other resources;
-    Increased competition in the Company's markets;
-    The Company's ability to manage operating expenses;
- The ability of the Company to develop the Network Technologies Group so that it operates at a profit;
-    The outcome of litigation to which the Company is a party; and
- The availability, amount, type and cost of financing for the Company and any change to that financing.
     Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 1.   BUSINESS

General Development of Business
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware corporation. During fiscal 2002, the Company was engaged in the following primary business activities:

  * The Manufacturing Services Group is the Company's core electronic manufacturing services business, which has been its principal business since
     1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its
     customers. In fiscal 2002, the Company derived approximately 98% of its total revenues from this group.

  * The Network Technologies Group became part of the Company in fiscal 1999 through the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication systems
     products and Internet services that provide monitoring and control of remote industrial equipment. The group sells its products and services in the railroad industry to monitor railroad-crossing equipment and in the oil and gas pipeline industry to monitor cathodic protection devices.
In fiscal 2002, the Company
     derived approximately 2% of its total revenues from the Network Technologies
     Group.

Strategy
The Company's strategy is to continue to grow its business through internal development and acquisition.

Information About Each Business Activity
Manufacturing Services Group
LaBarge designs and manufactures high-performance electronics and interconnect systems for customers in diverse technology-driven markets. The Company provides complete electronic systems solutions, including the design, engineering and manufacturing of interconnect systems, circuit card assemblies and high-level assemblies for our customers' specialized applications.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The group employs approximately 850 people.

Manufacturing Services Group sales were $117.2 million for fiscal 2002, compared with $116.7 million in fiscal 2001, and $78.3 million in fiscal 2000.

The backlog for this group at June 30, 2002 was approximately $98.0 million, compared with $86.6 million at July 1, 2001, an increase of 13%. The growth in backlog is the result of a sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Approximately $21.0 million of the backlog at fiscal 2002 year end is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $17.7 million at fiscal 2001 year end.

Organization
The Company has organized the Manufacturing Services Group with a senior vice president with overall responsibility for the group. He reports to the Chief Executive Officer and President of LaBarge.

Sales and Marketing
During fiscal 2002, the Company generated significant revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation in oil and gas wells, and mail sorting equipment. However, the Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.

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

The Company seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales. These close relationships allow the Company to better understand the customers' business needs and identify ways to provide greater value to the customer.

Competition
There is intense competition for all of the Manufacturing Services Group's targeted customers. While the group is not aware of another entity that competes in all of its capabilities, there are numerous companies, many larger than LaBarge, which compete in one or more of these capabilities. The group's customers frequently have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, order such products from the Company. The principal methods of competition are service, price, engineering expertise, technical and manufacturing capability, quality, reliability, and overall project management capability.

Concentration of Business
Three customers of the Manufacturing Services Group, each with multiple operating units, together accounted for in excess of 50% of the Company's consolidated sales in fiscal 2002: Northrop Grumman accounted for 19% of total sales; Schlumberger accounted for 17% of total sales; and Lockheed Martin accounted for 14% of total sales. No other customer accounted for more than 6% of total sales. Sales to the largest 10 customers represented approximately 75% of the Company's total sales in both fiscal 2002 and 2001.

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

Organization
The Network Technologies Group is led by a vice president who reports to the Chief Executive Officer and President of LaBarge.

Sales and Marketing
This group's first major market focus was the railroad industry, where the group's proprietary ScadaNET Network (TradeMark) product line is used to monitor railroad-crossing equipment. In addition, the group is marketing the ScadaNET Network to the oil and gas pipeline industry which uses the products to monitor cathodic protection devices and test points along pipelines.

The group has four full-time sales personnel and utilizes the services of independent representatives and distributors to market its products. In addition, the group employs seven engineers for product development.

Fiscal 2002 sales totaled $2.9 million, compared with fiscal 2001 sales of $2.6 million and fiscal 2000 sales of $1.3 million. Sales backlog at June 30, 2002 was $2.7 million, compared with $1.2 million at July 1, 2001, an increase of 125%. Sales continued to be primarily to the railroad industry, accounting for
$2.5 million of the total.   Major contributors to sales to the rail sector in
2002 were Union Pacific Railroad, Burlington Northern and Santa Fe Railway Company, and Wisconsin Central Division of Canadian National Railway Company. The Network Technologies Group continued to add new short-line railroad customers during the current year.

Sales to the cathodic protection market totaled $400,000 in fiscal 2002, compared with fiscal 2001 sales of $100,000. Approximately 40 oil and gas pipeline companies have conducted evaluation programs using the ScadaNET system and numerous companies have begun or are about to begin full-scale network deployment.

Competition
The Company has various competitors who market devices to monitor remote industrial equipment. In the railroad market, none of the competitors is known to market products that provide a comprehensive service as cost effectively as the ScadaNET Network. The Company expects to release new products in the near future that are specifically intended to increase its competitive advantage in oil and gas pipeline applications, and to augment its railroad sector product line.

Operations
The group has an engineering and operations center located in the metropolitan Kansas City area. The Company's Manufacturing Services Group is the manufacturer of the Network Technologies Group's products.

Capital Structure
On February 1, 2002, the Company renewed its revolving credit agreement through May 2003. The credit agreement was reduced to $15.0 million from $18.0 million with substantially the same terms and conditions.
Also on this date, the balance
of the senior secured term loan, $1.6 million, was repaid in full.

On March 12, 2002, the Company entered into a new credit facility with another bank, replacing the credit facility renewed on February 1, 2002, and refinancing the mortgage loan of $6.2 million used to finance the 1998 purchase of the Company's headquarters building in St. Louis, Missouri.

The following is a summary of the new credit facility:

* A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base
  formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of June 30, 2002, the maximum allowable was $12.1 million, net of letters of credit outstanding of $2.9 million. The revolver borrowing at quarter end was $2.6 million. Unused revolving credit available at June 30, 2002 was $9.5 million. This credit facility matures on September 30, 2004.

* A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and begins in December 2002 with a balloon final payment due in October 2009. Current balance at June 30, 2002 is $6.4 million.

* Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 3.96%.

* Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in
  relation to interest, minimum levels of EBITDA and tangible net worth.   The
  Company is in compliance with its borrowing agreement covenants as of June 30, 2002.

Subordinated Convertible Notes:
  In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as The Network Technologies Group, achieves certain levels of
  net earnings.   No participation payments were earned in fiscal 2002.
  The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

Other long-term debt:
  Industrial Revenue Bonds:
  In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at June 30, 2002 was $925,000.

Other Long-Term Liabilities:
  Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network(TradeMark) (representing prepaid communication services) in the amount of $1.4 million and other customer advances in the amount of $2.1 million.

  To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during fiscal 2002, amounting to approximately $34,000, was recorded to other comprehensive loss.

The ratio of debt-to-equity as of June 30, 2002 was .46 to 1, compared with .59 to 1 at July 1, 2001.

Environmental Compliance
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of any segment of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales No information has been included hereunder because the Company's foreign sales in each of fiscal 2002, fiscal 2001 and fiscal 2000 were less than 10% of the total Company revenue.

ITEM 2.   PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:

                                                        Calendar
                                                        Year of
                  Principal       Land     Buildings  Termination
  Location           Use         (acres)    (square     of Lease
                                             feet)
Berryville,   Manufacturing &
AR
              Offices              17.5        49,000        Owned

Houston, TX   Manufacturing &
              Offices                 3        48,740         2002

Huntsville,   Manufacturing &
AR
              Offices                 6        48,000         2019

Joplin, MO    Manufacturing &
              Offices                 5        50,400        Owned

Joplin, MO    Manufacturing           4        33,000         2002

Lenexa, KS    Offices                .5         4,137         2002

St. Louis, MO Offices                 8        65,176        Owned

Tulsa, OK     Manufacturing &
              Offices                 3        55,000         2002

Tulsa, OK     Manufacturing           1         6,425         2003

ITEM 3.   LEGAL PROCEEDINGS

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation ("MDC"), a wholly-owned subsidiary of The Boeing Company, to supply aircraft wire harnesses. The Company has alleged that MDC supplied a defective bid package in its request for proposal. Attempts to negotiate a settlement of the claim arising from this defective bid package have not been successful, and the Company anticipates filing an action in circuit court to seek an equitable adjustment.

Under the contract through June 30, 2002, the Company has delivered 79 sets of the wire harnesses with a sales value of $1.9 million. Included in the Accounts Receivable balance at June 30, 2002 is $207,000 representing a portion of the Company's claim against MDC on these shipments. Included in the Company's work-in-process balance at June 30, 2002 is $298,000, which will not be recovered at the current contract price and will be added to the Company's claim, plus lost profits.

In addition, MDC has exercised options under the contract, for an additional 102 sets of wire harnesses with a sales value of $2.3 million. Based on current cost estimates, the Company would have an additional claim of $743,000, plus lost profits, on these units. Sales taken on this contract are being recognized at zero gross profit.

MDC has options to purchase up to 150 additional sets of wire harnesses per year through calendar year 2006. Management's estimate, based upon forecasted information from MDC, is that the potential additional sales are 281 sets through fiscal year 2006. If these additional orders are placed at the current contract price, the additional sales would total $6.4 million and the Company would incur an additional loss of $2.2 million which would be added to the claim plus lost profit.

The Company has consulted with legal counsel, and believes that it will recover these contract costs.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 30, 2002.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 19 filed herewith.

The following table contains certain information as of June 30, 2002 with respect to options granted and outstanding under the Company's three stock option plans, share available for purchase as of that date under the Company's employee stock purchase plan, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.

                   Number of                        Number of
                 securities to                     securities
                   be issued      Weighted-         remaining
                 upon exercise     average        available for
                      of        exercise price   future issuance
 Plan category    outstanding   of outstanding    under equity
                   options,        options,       compensation
                 warrants and    warrants and   plans (excluding
                    rights          rights         securities
                                                  reflected in
                                                     column)
Equity
compensation
plans approved   1,532,863         $2.94             570,362
by security
holders

ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 18 filed herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 47 through 53 filed herewith.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2002, fiscal 2001 and fiscal 2000 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of June 30, 2002, the Company had $15.5 million in total debt. $6.5 million is made up of subordinated debt, and industrial revenue bonds. This debt has a fixed rate and is not subject to interest rate risk. The interest rate on the remaining $9.0 million is subject to fluctuation. To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement with a bank in fiscal 2001. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. The additional interest cost to the Company if interest rates went up 1%, would be $55,000 for one year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 17 filed herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

  a.   Consolidated Financial Statements.
             See "Index to Consolidated Financial Statements and Schedule" contained on page 17.
  b.   Reports on Form 8-K.
             Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission on October 9, 2001; November 9, 2001; December 13, 2001 and January 4, 2002.
  c.   Exhibits.
             See "Exhibits" below.
  d.   Consolidated Financial Statement Schedule.
             See "Index to Consolidated Financial Statements and Schedule" contained on page 17.

                                    EXHIBITS
Exhibit
Number    Description

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

10.1(a)    Second Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on November 30, 1993. Previously filed with the Securities and Exchange Commission July 23,
           1996 with the Company's Form S-3 and incorporated herein by reference.

10.1(b)    Third Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on March 24, 1994. Previously filed with the Securities and Exchange Commission on July
           23, 1996 with the Company's Form S-3 and incorporated herein by reference.

10.1(c)    Fourth Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on January 3, 1995. Previously filed with the Securities and Exchange Commission on July
           23, 1996 with the Company's Form S-3 and incorporated herein by reference.

10.1(d)    Fifth Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on October 26, 1995. Previously filed with the Securities and Exchange Commission on July
           23, 1996 with the Company's Form S-3 and incorporated herein by reference.

10.1(e)    Sixth Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on January 9, 1998. Previously filed as Exhibit II, respectively, to the LaBarge, Inc.
           Employees Savings Plan's Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.1(f)    Seventh Amendment to the First Amendment and
           Restatement of the LaBarge, Inc. Employees Savings
           Plan executed on August 11, 1999. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27,
           1999 and incorporated herein by reference.

10.3       LaBarge, Inc. 1993 Incentive Stock Option Plan.
           Previously filed with the Securities and Exchange
           Commission on July 23, 1996 with the Company's Form S-
           3 and incorporated herein by reference.

10.3(a)    First Amendment to the LaBarge, Inc. 1993 Incentive
           Stock Option Plan. Previously filed with the
           Securities and Exchange Commission on July 23, 1996 with the Company's Form S-3 and incorporated herein by reference.

10.4       Management Retirement Savings Plan of LaBarge, Inc.
           Previously filed with the Securities and Exchange
           Commission on July 23, 1996 with the Company's Form S-
           3 and incorporated herein by reference.

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

10.17 Executive Severance Agreement dated November 8, 1999, between Donald H. Nonnenkamp and LaBarge, Inc., previously filed with Securities and Exchange
           Commission with the Company's current report on Form
           10-K on September 22, 2000, and incorporated herein by reference.

10.18      Amended and Restated Loan Agreement by among LaBarge,
           Inc. and Bank of America, N.A. Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 14,
           2002 and incorporated here in by reference.

10.19      Loan Agreement by and among U.S. Bank, N.A.,
           LaBarge, Inc and LaBarge Properties, Inc.
           Previously filed with the Securities and Exchange
           Commission with the Company's Quarterly Report on
           Form 10-Q on May 14, 2002 and incorporated herein by reference.

21*        Subsidiaries of the Company.

23(a)*     Independent Auditors' Consent.

24*        Power of Attorney (see signature page).

* Document filed herewith.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Dated:  September 13, 2002




                              LaBarge, Inc.

                              By:  /s/Donald H. Nonnenkamp
                                 Donald H. Nonnenkamp
                                 Vice President and Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and Donald H. Nonnenkamp and each of them, and substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

       SIGNATURE                    TITLE                  DATE
                         Chairman Emeritus &
                         Director
Pierre L. LaBarge, Jr.

/s/Craig E. LaBarge      President, Chief Executive    August 21,
                         Officer                       2002
Craig E. LaBarge         and Director

/s/Donald H. Nonnenkamp  Vice President, Chief         August 21,
                         Financial Officer             2002
Donald H. Nonnenkamp     and Secretary

/s/Robert H. Chapman     Director                      August 21,
                                                       2002
Robert H. Chapman

/s/Robert G. Clark       Director                      August 21,
                                                       2002
Robert G. Clark

/s/Richard P. Conerly    Director                      August 21,
                                                       2002
Richard P. Conerly

/s/John G. Helmkamp, Jr. Director                      August 21,
                                                       2002
John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand   Director                      August 21,
                                                       2002
Lawrence J. LeGrand

/s/James P. Shanahan,    Director                      August 23,
Jr.                                                    2002
James P. Shanahan, Jr.

/s/Jack E. Thomas, Jr.   Director                      August 21,
                                                       2002
Jack E. Thomas, Jr.

                                  CERTIFCATIONS




I, Craig E. LaBarge, certify that:

  1.   I have reviewed this annual report on Form 10-K of LaBarge, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make
     the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the
     registrant as of, and for, the periods presented in this annual report.

  Date:  September 13, 2002





                                     /s/Craig E. LaBarge
                                     Craig E. LaBarge
                                     President and Chief Executive Officer

                                  CERTIFCATIONS




I, Donald H. Nonnenkamp, certify that:

  1.   I have reviewed this annual report on Form 10-K of LaBarge, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make
     the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the
     registrant as of, and for, the periods presented in this annual report.

  Date:  September 13, 2002





                                      /s/Donald H. Nonnenkamp
                                     Donald H. Nonnenkamp
                                     Vice President, Chief Financial Officer
                                     and Secretary

                         LaBARGE, INC. AND SUBSIDIARIES
             INDEXTO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Consolidated Financial Statements                Page

Independent Auditor's Report                      20

Consolidated Statements of Operations,
 Years Ended June 30, 2002, July 1, 2001
 and July 2, 2000                                 21

Consolidated Balance Sheets,
 as of June 30, 2002 and July 1, 2001             22

Consolidated Statement of Cash Flows,
 Years Ended June 30, 2002, July 1, 2001
 and July 2, 2000                                 23

Consolidated Statements of Stockholders' Equity
 Years Ended June 30, 2002, July 1, 2001
 and July 2, 2000                                 24

Notes to Consolidated Financial Statements       25-46

Management's Discussion and Analysis of
 Financial Condition and Results of Operations   47-53

Schedule II - Valuation and Qualifying Accounts   54

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or notes thereto.

                                  LaBarge, Inc.
                             SELECTED FINANCIAL DATA
                  (dollars in thousands, except per share data)

                                               Year Ended
                           June 30,   July 1,    July 2,   June 27,   June 28,
                             2002       2001      2000       1999       1998
--------------------      -------     -------   ------     ------     ------
Net Sales                 $120,136    $119,222    $79,614    $78,577    $95,629
Pretax earnings (loss)
from continuing              5,993      6,526    (1,880)     (3,909)    7,762
operations
Net earnings (loss) from
continuing operations        3,930      3,828    (1,551)     (3,280)    4,898
--------------------       -------    -------    -------     -------    ------
Discontinued operations:
Income (loss) from
operations, net of taxes         -          -        293        200      (134)

Gain on disposal, net of         -          -      2,833          -          -
taxes

Net earnings (loss)          3,930      3,828      1,575     (3,080)    4,764

Basic earnings (loss) per
share:
Net income (loss) from
continuing operations     $   0.26    $   0.26   $  (0.11)  $  (0.22)  $  0.32
Net income (loss) from
discontinued operations          -          -       0.22        0.02    (0.01)
--------------------       -------    -------    -------     -------    ------
Basic net earnings            0.26       0.26       0.11      (0.20)     0.31
(loss)
--------------------       -------    -------    -------     -------    ------
Diluted earnings (loss) per
share:
Net income (loss) from
continuing operations         0.26       0.26      (0.11)     (0.22)     0.31
Net income (loss) from
discontinued operations          -          -       0.22        0.02    (0.01)
--------------------       -------    -------    -------     -------    ------
Diluted net earnings      $   0.26    $   0.26   $   0.11   $  (0.20)  $  0.30
(loss)
--------------------       -------    -------    -------     -------    ------
Total assets              $ 68,206    $ 67,538   $ 68,733     $59,654   $58,992
Long-term debt            $  7,047    $ 13,121   $ 15,025     $20,290   $10,163
====================        ======    =======     ======      ======    ======

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, refinancings, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The disposal of the Company's interest in LaBarge Clayco Wireless, in fiscal year 2000, was reported as a discontinued operation. Accordingly, the operating results of LaBarge Clayco Wireless in fiscal years 1998, 1999 and 2000 are reported as discontinued operations.

Stock Price and Cash Dividends: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 19, 2002, there were approximately 3,075 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2002 and 2001, as reported by the American Stock Exchange.

2001 - 2002                              High        Low
July - September                         3.29        2.77
October - December                       4.43        2.87
January - March                          5.00        3.39
April - June                             5.60        3.85

2000 - 2001                              High        Low
July - September                         2.44        1.50
October - December                       2.25        1.06
January - March                          3.44        2.06
April - June                             2.69        1.88

The Company has paid no cash dividends on its common stock.

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

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 30, 2002 and July 1, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 7 to the consolidated financial statements, in fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".



/s/KPMG LLP
St. Louis, Missouri
August 21, 2002

                                  LaBarge, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per-share data)

                                               Year Ended
--------------------                 -------   -------        -------
                                    June 30,     July 1,     July 2,
                                      2002        2001         2000
--------------------                 -------   -------        -------
Net sales                           $120,136      $119,222  $ 79,614

Costs and expenses:
 Cost of sales                        96,656        94,386    61,666
 Selling and administrative           16,964        17,142    16,196
expense
 Gain due to recovery of
  impaired assets                          -             -    (2,300)
 Loss from NotiCom                         -             -     4,172
 Interest expense                      1,144         1,884     2,092
 Other income, net                      (621)        (716)      (332)
--------------------                 -------   -----------    -------
Earnings (loss) from continuing
operations before income taxes         5,993         6,526    (1,880)
Income tax expense (benefit)           2,063         2,698      (329)
--------------------                 -------   -----------    -------
Net earnings (loss) from
continuing operations                  3,930         3,828    (1,551)
--------------------                 -------   -----------    -------
Discontinued operations:
Income from operation (less
applicable income taxes of $172)           -             -       293
Gain on disposal (less applicable
income taxes of $406)                      -             -     2,833
--------------------                 -------   -----------   -------
Net earnings                        $  3,930      $  3,828   $ 1,575
=======================             ========       =======    ======

Basic earnings (loss) per share:
Net income (loss) from continuing
operations                          $   0.26      $   0.26  $  (0.11)
Net income from discontinued               -             -      0.22
operations
--------------------                 -------   -----------    -------
Basic net earnings (loss)           $   0.26      $   0.26   $  0.11
--------------------                 -------   -----------    -------
Average common shares outstanding     14,975        14,914    14,783
=======================             ========       =======    ======
Diluted net earnings per share:
Net income (loss) from continuing
operations                          $   0.26      $   0.26  $  (0.11)
Net income from discontinued               -             -   $  0.22
operations
--------------------                 -------   -----------    -------
Diluted net earnings                $   0.26      $   0.26   $  0.11
Average diluted common shares
outstanding                           15,404        14,914    14,783
=======================             ========       =======    ======

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per-share data)

                                                  June 30,    July 1,
                                                    2002        2001
--------------------                               -------   -------
ASSETS
Current assets:
 Cash and cash equivalents                         $ 2,532       $  666
 Accounts and other receivables, net                17,024       16,946
 Inventories                                        22,499       23,212
 Prepaid expenses                                      566          727
 Deferred tax assets, net                              627        1,087

   Total current assets                            $43,248      $42,638

Property, plant and equipment, net                  13,956       13,113
Deferred tax assets, net                               937        1,908
Intangible assets, net                               5,076        4,693
Other assets, net                                    4,989        5,186
--------------------                               -------   ----------
                                                   $68,206      $67,538
=============================                     ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                              $2,583      $ 2,500
 Current maturities of subordinated debt             5,621            -
 Current maturities of long-term debt                  278        1,779
 Trade accounts payable                              6,521        9,605
 Accrued employee compensation                       5,488        5,965
 Other accrued liabilities                           3,520        3,899
--------------------                               -------   ----------
   Total current liabilities                       $24,011      $23,748
--------------------                               -------   ----------
Other long-term liabilities                          3,464          953
Long-term debt                                       7,047        7,500
Subordinated debt                                        -        5,621
--------------------                               -------   ----------
Stockholders' equity:
Common stock, $.01 par value.  Authorized
40,000,000 shares; issued 15,773,253 shares at
June 30, 2002 and 15,773,253 at                        158          158
July 1, 2001, including shares in treasury
Additional paid-in capital                          13,515       13,569
Retained earnings                                   22,736       18,806
Accumulated other comprehensive loss                   (131)        (97)
Less cost of common stock in treasury, shares
of 779,143 at                                       (2,594)     (2,720)
June 30, 2002 and 812,176 shares at July 1,
2001
--------------------                               -------   ----------
 Total stockholders' equity                         33,684       29,716
--------------------                               -------   ----------
                                                   $68,206      $67,538
========================                          ========     ========

See accompanying notes to consolidated financial statements.
                                  LaBarge, Inc.
                             CONSOLIDATED CASH FLOWS
                  (dollars in thousands, except per-share data)

                                                       Year Ended
                                             June 30,    July 1,    July 2,
                                               2002        2001      2000
--------------------                          -------   -------    -------
Cash flows from operating activities:
Net earnings                                   $3,930     $3,828     $1,575
 Adjustments to reconcile net cash
provided by
  operating activities:
   Depreciation and amortization                2,195      2,828      2,846
   Deferred taxes                               1,430        737     (1,249)
   Gain due to impairment of assets                 -          -       (100)
   Gain on disposal of discontinued                 -          -     (2,833)
operations
   Net earnings from discontinued                   -          -       (293)
operations
   Loss from NotiCom and amortization of            -          -      4,172
technology
Other                                              25          1       (38)
     Changes in assets and liabilities,
net of acquisitions:                              (78)       868    (7,866)
     Accounts and notes receivable, net
     Inventories                                  713       (979)   (7,152)
     Prepaid expenses                             162        136      (136)
     Trade accounts payable                    (3,084)     1,376      4,115
     Accrued liabilities and other              1,620      2,550      1,535
--------------------                          -------   -------    -------
Net cash provided (used) by operating           6,913     11,345    (5,424)
activities
--------------------                          -------   -------    -------
Net cash provided by discontinued                   -          -        402
operations
--------------------                          -------   -------    -------
Net cash provided (used) by operating           6,913     11,345    (5,022)
activities
--------------------                          -------   -------    -------
Cash flows from investing activities:
Additions to property, plant and equipment     (2,870)    (2,192)   (1,428)
Additions to other assets                        (378)      (271)     (307)
Investments in other companies                      -          -    (1,392)
Cash used by investing activities-                  -          -       (68)
discontinued operations
Proceeds from disposal of discontinued              -          -      4,284
operations
--------------------                          -------   -------    -------
Net cash used (provided) by investing          (3,248)    (2,463)     1,089
activities
--------------------                          -------   -------    -------
Cash flows from financing activities:
Borrowings of long-term senior debt             6,400          -      1,318
Repayments of long-term senior debt            (8,354)    (1,932)   (6,530)
Issuance of stock to employees                    303        212        387
Purchase of treasury stock                       (231)         -      (270)
Net change in short-term borrowings, net           83     (7,230)     9,600
of acquisitions
Net change in short-term debt of                    -          -      (300)
discontinued operations
--------------------                          -------   -------    -------
Net cash used by financing activities          (1,799)    (8,950)     4,205
Net increase in cash and cash equivalents       1,866        (68)       272
Cash and cash equivalents at beginning of         666        734        462
year
--------------------                          -------   -------    -------
Cash and cash equivalents at end of period     $2,532       $666       $734
============================                 ========    =======   ========

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (dollars in thousands, except share data)


                                                             Additional
                                    Common Stock              Paid-in
                                 Shares     Par Value         Capital
 --------------------------      --------      ---------       -----------
Balance at June 27, 1999       15,711,395           $157           $13,615

Net earnings                            -              -                 -
Issued for the Employee
Stock Purchase Plan                61,858              1               107
Exercise of stock options               -              -                 -
Purchase of common stock
to treasury                             -              -                 -
---------------------------      --------      ---------       -----------
Balance at July 2, 2000        15,773,253           $158           $13,722

Comprehensive income:
Net earnings                            -              -                 -
Change in fair value of
interest rate hedge                     -              -                 -
Issued for the Employee                 -
Stock Purchase Plan                     -              -            (153)
Purchase of common stock
to treasury                             -              -                 -
Balance at July 1, 2001        15,773,253           $158           $13,569
---------------------------      --------      ---------       -----------
Comprehensive income:
Net earnings                            -              -                 -
Change in fair value of
interest rate hedge                     -              -                 -
Issued for the Employee
Stock Purchase Plan                     -              -             (47)
Purchase of common stock
to treasury                             -              -                 -
Exercise of stock options               -              -              (7)
---------------------------      --------      ---------       -----------
Balance at June 30, 2002       15,773,253           $158           $13,515
===========================     =========      =========       ===========

                                       Accumulated
                            Retained      Other         Treasury Stock
                            Earnings   Comprehensive   Shares      Cost
                                           Loss
 -------------------------  --------    ---------     --------    --------
Balance at June 27, 1999     $13,403            -    (955,853)    $(3,095)

Net earnings                   1,575            -            -          -
Issued for the Employee
Stock Purchase Plan                -            -      70,082          135
Exercise of stock options          -            -      70,000          145
Purchase of common stock
to treasury                        -            -    (105,428)       (270)
 -------------------------  --------    ---------     --------    --------
Balance at July 2, 2000      $14,978            -    (921,199)    $(3,085)

Comprehensive income:
Net earnings                   3,828            -            -          -
Change in fair value of
interest rate hedge                -         (97)            -          -
Issued for the Employee
Stock Purchase Plan                -            -     109,027          365
Purchase of common stock
to treasury                        -            -          (4)          -
Balance at July 1, 2001      $18,806         (97)    (812,176)    $(2,720)
 -------------------------  --------    ---------     --------    --------
Comprehensive income:
Net earnings                   3,930            -            -          -
Change in fair value of
interest rate hedge                -         (34)            -          -
Issued for the Employee
Stock Purchase Plan                -            -      87,163          290
Purchase of common stock
to treasury                        -            -     (74,130)       (231)
Exercise of stock options          -            -      20,000           67
 -------------------------  --------    ---------     --------    --------
Balance at June 30, 2002     $22,736       $(131)    (779,143)    $(2,594)
   =======================   =======      =======     ========    ========

For the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, total comprehensive income was $3.9 million, $3.7 million and $1.6 million, respectively.

See accompanying notes to consolidated financial statements.

                                  LaBarge, Inc.
                   NOTES TO CONCOLIDATED FINANCIAL STATEMENTS
                  June 30, 2002, July 1, 2001 and July 2, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company's financial results reflect the following primary business activities:

The Manufacturing Services Group is the Company's core electronics manufacturing business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets. In fiscal 2002, the Company derived approximately 98% of its total revenue from this business activity.

The group markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The group serves customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The Network Technologies Group was started in fiscal 1999 with the acquisition of Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial and municipal utility equipment. This group's first major market focus was the railroad industry, where the group's proprietary ScadaNET Network(TradeMark) product line is used to monitor railroad-crossing equipment. In addition, the group is marketing the ScadaNET Network to the oil and gas pipeline industry which uses the products to monitor cathodic protection devices and test points along pipelines. In fiscal 2002, the Company derived approximately 2% of its total revenue from this business activity.

See Note 2, "Acquisitions, Discontinued Operations and Investments."

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgment of certain amounts included in the financial statements. The Company believes there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior management discusses the accounting policies described below with the audit committee of the Company's board of directors on an annual basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosures.

Revenue Recognition and Cost of Sales
Revenue on production contracts is recorded when specific contract terms are fulfilled, usually upon delivery. Under long-term contracts for which delivery is an inappropriate measure of performance, revenue is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.

Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

Certain sales in the Company's Network Technologies Group segment include prepayment of multi-year communication services. These revenues are deferred and recognized over the period of the service agreement.

The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable
Accounts receivables have been reduced by an allowance for amounts that may become uncollectable in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the Company's customers.

Inventory
Inventories are valued at the lower of cost or market and have been reduced by a reserve for excess and obsolete inventories. The Company adjusts the value of its reserve based upon assumptions for future usage and market conditions.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

Goodwill and Other Long-Lived Assets
The Company has adopted the provisions of SFAS No. 142 on July 2, 2001, and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill is reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the discontinued future operating cash flows to be generated from these assets throughout their estimated useful lives.

Fair Value of Financial Instruments
The Company considers the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The fair value of the interest rate swap agreement is based upon market quotes from counter parties. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, the change in fair value was recorded to other comprehensive loss.

The Company has examined amounts outstanding under the revolving credit agreement, the term loan, the Industrial Revenue Bonds and the Subordinated Convertible Notes and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of June 30, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries, and joint ventures in which LaBarge has an interest greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20%-50%-owned companies are accounted for on the equity method. Investments in less than 20%-owned companies are accounted for at cost.

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2002 consisted of 52 weeks, as did fiscal 2001. Fiscal year 2000 consisted of 53 weeks.

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost and include additions and improvement which extend the remaining useful life of the assets. Depreciation is computed on the straight-line method.

Cash Equivalents
The Company considers cash equivalents to be temporary investments which are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of less than three months.

Employee Benefit Plans
The Company has a contributory savings plan covering certain employees. The Company's policy is to expense the savings plan costs as incurred.

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

Goodwill and Other Intangible Assets
Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, and investments in
technologies, are stated at cost.   The Company accounts for goodwill and other
intangible assets as required by the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

Stock-Based Compensation
The Company accounts for stock-based compensation using the intrinsic value method prescribed by the APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the financial statement disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation."

Reclassifications of Prior Year Amounts
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of this standard will have a material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. Management does not believe adoption of this standard will have a material impact on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

2.   ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

Acquisitions
Open Cellular Systems, Inc.
In March 1999, the Company acquired the remaining 90% of the stock of privately held Open Cellular Systems, Inc. ("OCS") for approximately $5.6 million. Prior to the acquisition, LaBarge held a 10% equity stake in OCS, which it acquired in October 1997 for $500,000. The purchase price was paid by issuing Subordinated Convertible Notes (the "Notes") due in June 2003 and bearing interest of 7.5% per annum payable quarterly beginning June 29, 1999. Each share of OCS stock was valued at $4.25 in the transaction. Under the terms of the Notes, each holder has the right to convert the Notes into LaBarge, Inc. Common Stock at a conversion price of $8.00 per share at any time after the first anniversary of the Notes up to their maturity date. Further, the noteholders are entitled to receive for each fiscal year through 2003 participation payments from the Company equal to the amount by which 35% of the net income of OCS (as defined in the purchase agreement) exceeds the 7.5% interest paid on the Notes for the fiscal year. Since the date of the OCS acquisition, the Company has not been required to make participation payments.

The Company used the purchase-method of accounting to record this acquisition. The results of operations of LaBarge-OCS, Inc. have been included in the consolidated results of operations of LaBarge since the date of acquisition.

On March 2, 1999, 1,008,622 shares of OCS common stock were exchanged for $4.3 million of Subordinated Convertible Notes. Options to acquire 310,000 shares of OCS common stock were converted to 310,000 shares of common stock of LaBarge-OCS, Inc., the acquiring subsidiary, and represent shares acquired by the holders through exercise of employee stock options. The value of 310,000 shares, $1.3 million, was included in other current liabilities at June 27, 1999. On June 12, 2000, the Company called the 310,000 shares of LaBarge-OCS, Inc. stock per its Call Agreement and exchanged the shares for $1.3 million of 7.5% Subordinated Convertible Notes.

The Company initially recorded goodwill of $6.8 million in this transaction. During fiscal 2000, the Company determined it is more likely than not that the benefit of the deferred tax assets obtained in the OCS acquisition will be realized. Therefore, the Company reduced the deferred tax asset valuation allowance by $517,000 during fiscal 2000, with a corresponding reduction in goodwill. Remaining goodwill, which is no longer being amortized, is $4.1 million.

NotiCom L.L.C. Joint Venture
In the first quarter of fiscal 1999, LaBarge and Global Research Systems, Inc. ("Global") of Rome, Georgia, formed NotiCom L.L.C. ("NotiCom"), a Georgia limited liability company, to develop and market electronic systems providing advance notice of the impending arrival of passenger motor vehicles.

During the later part of fiscal 2000, it was determined that significant additional investment would be required to continue development of the NotiCom product. During the fourth quarter of fiscal 2000, the Company determined it would not provide such additional funding for NotiCom. Given these events the Company wrote down its remaining investment in NotiCom and the related technology to zero. The total loss to LaBarge, including its share of NotiCom's operations and the write-down was $4.2 million in fiscal 2000. In fiscal 2001, NotiCom ceased all operations.

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

In fiscal year 2001, Evolution Holdings ceased operations; consequently, additional amounts owed by Evolution Holdings to the Company, including the convertible note, were written off in the period to other income, net.

Investments
In December 1999, the Company received $2.2 million cash, plus stock and options of Norwood Abbey, Ltd. in settlement of certain claims against, and in exchange for its interest in Transmedica International, Inc. (a previous investment of the Company). The Company is carrying the stock and options at a value of $100,000.

3.   GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

                                                  Year Ended
                                      June 30,     July 1,     July 2,
                                        2002         2001       2000
             ----------------------- --------      -------    -------
Gross sales                          $123,869     $121,340    $81,754
Less sales discounts                    3,733        2,118      2,140
Net sales                            $120,136     $119,222    $79,614
           =========================  =======      =======    =======

The Company accepts sales discounts from a number of customers in the normal course of business.

4.   ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

                                          June 30,      July 1,
                                            2002          2001
      ---------------------------------   -------       ------
Billed shipments, net of progress         $15,719      $16,703
payments
Less allowance for doubtful accounts          145          289
Trade receivables, net                     15,574       16,414
Other current receivables                   1,450          532
                                          $17,024      $16,946
         ==============================   =======      =======

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At June 30, 2002 and July 1, 2001, other current receivables include $318,000 and $346,000 of customer payments to be received as a settlement under a prior
claim for material.   Also at June 30, 2002, $964,000 was included in other
current receivable for Federal and State overpayment of taxes. See Note 17, "Litigation and Contingencies."

For the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, expense for doubtful accounts charged to income before income taxes was $(48,000), $324,000 and $335,000. The Company had significant improvement in the aging of accounts receivable during fiscal 2002, which directly impacted the expense for doubtful accounts as compared with prior years.

5.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                        June 30,        July 1,
                                          2002            2001
      ---------------------------------   -------       ------
Raw materials                           $13,992         $11,554
Work in progress                          9,936          13,028
Less reserve for obsolescence               318             755
                                         23,610          23,827
Less progress payments                    1,111             615
        ----------------------------     -------         ------
                                        $22,499         $23,212
        ============================    =======         =======

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, expense for inventory reserves charged to income before income taxes was $185,000 and $1.1 million and $593,000, respectively. Reduction in fiscal 2002 is the result of reduced levels of aged inventory as compared with prior years.

6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

                                                            Estimated
                                  June 30,      July 1,      useful
                                                              life
                                    2002          2001      in years
          ---------------------   ------         ------       --------
Land                             $ 2,458        $ 2,458         -
Building and improvements          8,331          8,099       5-33
Leasehold improvements             2,716          2,282       2-10
Machinery and equipment           12,200         10,792       5-20
Furniture and fixtures             1,957          1,714       5-20
Computer equipment                 2,598          2,335         3
Construction in progress             117            241         -
          ---------------------   ------         ------       --------
                                  30,377         27,921
Less accumulated depreciation     16,421         14,808
          ---------------------   ------         ------
                                 $13,956        $13,113
         ======================  =======        =======

Depreciation expense was $2.0 million, $1.8 million and $1.7 million for the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

7.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                               June 30,             July 1,
                                 2002                 2001
   ---------------------     ---------             --------
Goodwill                        $6,694               $6,694
Less amortization                2,378                2,378
   ---------------------     ---------             --------
Net Goodwill                     4,316                4,316

Software                         2,136                1,598
Less amortization                1,494                1,312
   ---------------------     ---------             --------
Net Software                       642                  286

Other, net                         118                   91
   ---------------------     ---------             --------
Total intangible assets,        $5,076               $4,693
net
   =====================     =========             ========

Total goodwill for the Manufacturing Services Group was $402,825 and $402,825 for the fiscal years June 30, 2002 and July 1, 2001, respectively. The total goodwill for the Network Technologies Group was $6.3 million and $6.3 million for the fiscal years June 30, 2002 and July 1, 2001, respectively.

Amortization expense was $192,000, $1.1 million and $1.2 million for the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

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

The Company adopted the provisions of Statement 142 in the first quarter ended September 30, 2001. Goodwill amortization expense was $0 for the year ended June 30, 2002 and $927,000 for the year ended July 1, 2001 and $1.1 million for the year ended July 2, 2000.

Basic and diluted earnings (loss) per share are computed as follows and include adjustment to prior periods required by the adoption of SFAS 142:

                                         June 30,   July 1,   July 2,
                                           2002      2001      2000
         ------------------------------  ------     ------    ------
Net earnings                               $3,930    $3,828    $1,575
Add back: Goodwill amortization expense         -       927     1,100
         ------------------------------  ------     ------    ------
Adjusted net earnings                      $3,930    $4,755    $2,675
         ==============================  ========    ======   =======
Basic net earnings per share:
Net earnings                               $ 0.26    $ 0.26    $ 0.11
Goodwill amortization                           -      0.06      0.07
         ------------------------------  ------     ------    ------

  Adjusted basic net earnings per share    $ 0.26    $ 0.32    $ 0.18
         ==============================  ========    ======   =======
Diluted earnings per share:
Net earnings                               $ 0.26    $ 0.26    $ 0.11
Goodwill amortization                           -      0.06      0.07
         ------------------------------  ------     ------    ------
Adjusted diluted net earnings per share    $ 0.26    $ 0.32    $ 0.18
         ==============================  ========    ======   =======

8.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                       June 30,        July 1,
                                         2002            2001
        --------------------------   --------        --------
Cash value of life insurance           $4,039          $4,220
Deposits, licenses and other, net         814             830
Investments in businesses                 136             136
        --------------------------   --------        --------

                                       $4,989          $5,186
        ==========================   ========        ========

Investments in businesses primarily refers to the Company's securities in Norwood
Abbey, Ltd.  Please see Note 2 to "Notes to
Consolidated Financial Statements"
for additional information.

9.   SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                               June 30,     July 1,
                                                 2002        2001
           --------------------------------     ----------  ---------
Short-term borrowings:
Revolving credit agreement:
Balance at year-end                            $2,583      $2,500
Interest rate at year-end                         2.90%       4.78%
Average amount of short-term borrowings
outstanding during period                      $2,548      $7,275
Average interest rate for period                  3.96%       8.30%
Maximum short-term borrowings at any month-    $6,320     $13,302
end
              =============================      ======      ======
Senior long-term debt:
Senior lender:
Term loan                                      $6,400      $2,336
Mortgage loan                                       -       5,895
Other                                             925       1,048
           --------------------------------     ----------  ---------
Total senior long-term debt                     7,325       9,279
Less current maturities                           278       1,779
Long-term debt, less current maturities        $7,047      $7,500
              =============================      ======      ======
Subordinated debt                              $5,621      $5,621
              =============================      ======      ======

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 2002, 2001 and 2000 were $1.2 million, $2.0 million and $2.1 million, respectively.

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

The following is a summary of the new credit facility:

* A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base
  formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of June 30, 2002, the maximum allowable was $12.1 million net of letters of credit outstanding of $2.9
  million. The revolver borrowing at fiscal year end was $2.6 million. . Unused revolving credit available at June 30, 2002 was $9.5 million. This credit facility matures on September 30, 2004.

* A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and begins in December 2002 with a final balloon payment due in
  October 2009.   The balance at June 30, 2002 is $6.4 million.

* Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 3.96%.

* Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in
  relation to interest, minimum levels of EBITDA and tangible net worth.   The
  Company is in compliance with its borrowing agreement covenants as of June 30, 2002.

Subordinated Convertible Notes:
  In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as The Network Technologies Group, achieves certain levels of net earnings. No participation payments were earned in fiscal 2002. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

Other long-term debt:
  Industrial Revenue Bonds:
  In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at June 30, 2002 was $925,000.

Other Long-Term Liabilities:
  Other long-term liabilities include deferred revenues associated with the proprietary ScadaNET Network(TradeMark) (representing prepaid communication services) in the amount of $1.4 million and customer advances in the amount of $2.1 million.

  To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during fiscal 2002, amounting to approximately $34,000, was recorded to other comprehensive loss.

  The aggregate maturities of long-term obligations are as follows:
  (dollars in thousands)

          Fiscal Year

          2003                            $5,899
          2004                               391
          2005                               399
          2006                               406
          2007                               414



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

Rental expense under operating leases is as follows:
(dollars in thousands)

                                           Year Ended
                                 June 30,     July 1,    July 2,
                                   2002         2001       2000
           --------------------  -------      ------     -------
                        -------
          Initial term of more    $1,851      $1,061      $1,207
          than one year
          Short-term rentals         250         758         201
           --------------------  -------      ------     -------
                        -------
                                  $2,101      $1,819      $1,408
           ====================   ======      ======      ======
                        =======

At June 30, 2002, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:
(dollars in thousands)

          Fiscal Year

          2003                             $1,474
          2004                                942
          2005                                506
          2006                                316
          2007                                319


11.  EMPLOYEE BENEFIT PLANS

The Company has a contributory savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 15% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 2002, 2001 and 2000, Company matching contributions were $385,000, $346,000 and $264,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the amended plan. There were no such contributions for 2002, 2001 and 2000.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The costs associated with the plan have been decreased the last three years due to growth in cash value life insurance policies the Company purchased. The increase in the cash value of the life insurance policies exceeded the premiums paid by $92,000, $123,000 and $221,000 in fiscal years 2002, 2001 and 2000, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.3 million
at June 30, 2002 compared with $1.7 million at July 1, 2001. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $2.1 million at June 30, 2002 versus $1.9 million at July 1,
2001.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at 15% below the market price as of the first or last day of the quarter, whichever is lower at the end of each quarter. In fiscal 2002, 87,163 shares were purchased by employees in the amount of $243,836, which cost the Company approximately $40,000. In fiscal 2001,
109,027 shares were purchased
in the amount of $215,686, which cost the Company approximately $36,000.

12.  OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

                                           Year Ended
                                June 30,     July 1,     July 2,
                                  2002         2001        2000
           -------------------   -------    ---------    --------
          Interest income         $  48       $175        $ 43
          Property rental         1,008        900         871
          income
          Property rental          (404)      (649)       (549)
          expense
          Other, net                (31)       290         (33)
           -------------------   -------    ---------    --------
                                  $ 621       $716        $332
           ===================   ========    =========   ========

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

In fiscal 2002, Other, net includes revenue recognized in connection with the sale of certain technology totaling $70,000. In fiscal 2001, Other, net includes revenue recognized in connection with the sale of certain technology totaling $513,000 net of related expenses, and expenses incurred associated with the sale of LaBarge Clayco Wireless in June 2000, totaling $262,000.

At June 30, 2002, the future minimum rental income under leases with tenants in excess of one year is as follows:
(dollars in thousands)

          Fiscal Year

             2003                              $876
              2004                              874
              2005                              865
              2006                              520
              2007                              359

13. INCOME TAXES

Total income tax expense (benefit) was allocated as follows:
(dollars in thousands)

                              Current      Deferred       Total
           ----------------  ------------  -----------  ----------
          Year ended June 30,
          2002:
          Total:
          U.S. Federal         $ 421        $1,256      $1,677
          State and Local        212           174         386
           ----------------  ------------  -----------  ----------

                               $ 633        $1,430      $2,063
           ================    ========     =========    ========
          Year ended July 1, 2001:
          Total:
          U.S. Federal        $1,657         $ 698      $2,355
          State and Local        304            39         343
           ----------------  ------------  -----------  ----------
                              $1,961         $ 737     $ 2,698
           ================    ========     =========    ========

          Year ended July 2, 2000:
          Continuing
          operations:
          U.S. Federal        $  (23)      $ (202)      $ (225)
          State and Local         (4)        (100)        (104)
           ----------------  ------------  -----------  ----------
                              $  (27)      $ (302)      $ (329)
           ================    ========     =========    ========
          Discontinued
          operations:
          U.S. Federal         $ 837       $ (348)      $  489
          State and Local        171          (82)          89
           ----------------  ------------  -----------  ----------
                              $1,008         (430)         578
          Total:
          U.S. Federal         $ 814       $ (550)      $  264
          State and Local        167         (182)         (15)
                               $ 981       $ (732)      $  249
           ================    ========     =========    ========


Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)

                                        June 30,   July 1,   July 2,
                                          2002      2001       2000
       --------------------------------  ------    ------     ------
Computed "expected" tax expense          $2,038     $2,219    $(639)
(benefit)
Increase (reduction) in income taxes
resulting from:
Federal tax credits                        (254)         -         -
State and local tax                         255        226      (69)
Goodwill                                      -        294       333
Other                                        24        (41)       46
       --------------------------------  ------    ------     ------
                                         $2,063     $2,698    $(329)
   ====================================  ======     ======     =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(dollars in thousands)

                                         June 30,       July 1,
                                           2002           2001
  ----------------------------------    ----------      ------------
Deferred tax assets:
Inventories due to additional costs
inventoried
for tax purposes pursuant to the Tax
Reform
Act of 1986 and inventory reserves       $  305          $  559
Deferred compensation                       782             686
Investment in joint venture                   -             457
Intangibles                                  13             528
Other                                       287             527
Deferred revenue                            518             317
Net operating loss carryforwards             83             154

  ----------------------------------    ----------      ------------
Total gross deferred tax assets         $ 1,988         $ 3,228

Deferred tax liabilities:
Property, plant and equipment, principally
due to differences in depreciation         (424)           (234)
  ----------------------------------    ----------      ------------

Total gross deferred tax liabilities       (424)           (234)
  ----------------------------------    ----------      ------------

Net deferred tax assets                 $ 1,564         $ 2,994
  ==================================   ===========       ========

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments (receipts) for federal and state income taxes in all years presented were $1.8 million for fiscal 2002, $2.3 million for fiscal 2001 and $(863,000) for fiscal 2000.

14.  EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                      June 30,     July 1,     July 2,
                                        2002         2001       2000
  ----------------------------------   -------    -------     --------
Numerator:
Net earnings (loss) from continuing    $ 3,930    $ 3,828      $(1,551)
operations
Discontinued operations                      -          -        3,126
Net earnings                             3,930      3,828        1,575
  ----------------------------------   -------    -------     --------
Denominator:
Denominator for basic net earnings
 (loss) per share                       14,975     14,914       14,783
  ----------------------------------   -------    -------     --------
Potential common shares:
Denominator for diluted net earnings
(loss)
per share - adjusted
weighted-average
shares and assumed conversions          15,404     14,914       14,783
  ----------------------------------   -------    -------     --------
Basic net earnings (loss) per share:
Net earnings (loss) from continuing    $  0.26    $  0.26      $ (0.11)
operations
Earnings from discontinued                   -          -         0.22
operations
  ----------------------------------   -------    -------     --------

Basic net earnings                     $  0.26    $  0.26      $  0.11
  ==================================   =======     ======      =======
Diluted earnings (loss) per share:
Net earnings (loss) from continuing    $  0.26    $  0.26     $  (0.11)
operations
Earnings from discontinued                   -          -         0.22
operations
  ----------------------------------   -------    -------     --------
Diluted net earnings per share         $  0.26    $  0.26      $  0.11
  ==================================   =======     ======      =======

15.  BUSINESS SEGMENT INFORMATION

Business Segments:
(dollars in thousands)

Net Sales to Customers:
                                                  Year Ended
                                      June 30,     July 1,     July 2,
                                        2002         2001        2000
                                      -----------  ---------  -----------
Manufacturing Services Group          $117,190     $116,655     $78,271
Network Technologies Group               2,946        2,567       1,343

                                      $120,136     $119,222     $79,614
   =================================    ====================    ==========


Earnings (Loss):
                                                  Year Ended
                                       June 30,     July 1,     July 2,
                                         2002        2001        2000
                                        ---------  ---------      -------
Pretax earnings (loss) from continuing
operations:
Manufacturing Services Group          $ 8,043      $ 10,234     $ 5,432
Gain due to recovery of impaired            -             -       2,300
assets
 ----------------------------------  --------      --------    --------
Total Manufacturing Services Group    $ 8,043      $ 10,234     $ 7,732

Network Technologies Group           $ (1,017)     $ (1,858)   $ (1,966)
NotiCom                                     -             -      (4,172)
Corporate and other items                 111            34      (1,382)
Interest expense                       (1,144)       (1,884)     (2,092)
 ----------------------------------  --------      --------    --------
Net earnings (loss) from
continuing operations before income   $ 5,993       $ 6,526    $ (1,880)
taxes
Income tax expense (benefit)            2,063         2,698        (329)
Net earnings (loss) from
continuing operations                   3,930         3,828      (1,551)
 ----------------------------------  --------      --------    --------
Discontinued operations:
Income from operations, net of          $   -        $    -      $  293
taxes
Gain on disposal, net of taxes              -             -       2,833
 ----------------------------------  --------      --------    --------

                                      $ 3,930       $ 3,828     $ 1,575
===================================   =======      ========    ========

                                 Depreciation & Amortization
                                           Expense
                                          Year Ended
                             June 30,      July 1,       July 2,
                               2002          2001          2000
  ------------------------   --------        --------    --------
Manufacturing Services         $1,653          $1,478      $1,378
Group
Network Technologies Group         26             920       1,011
Investment in NotiCom               -               -       1,449
Corporate and other items         516             430         457
  ------------------------   --------        --------    --------
                               $2,195          $2,828      $4,295
  ========================   ========        ========    ========

                                         Investments &
                                      Capital Expenditures
                                           Year Ended
                               June 30,     July 1,       July 2,
                                 2002         2001         2000
  ------------------------   --------        --------    --------
Manufacturing Services           $2,627         $2,026       $1,048
Group
Network Technologies Group          320            177          139
Investment in NotiCom                 -              -        1,392
Corporate and other items           301            260          548
  ------------------------   --------        --------    --------

                                 $3,248         $2,463       $3,127
  ========================   ========        ========    ========

                                          Total Assets
                                           Year Ended
                                   June 30,          July 1,
                                     2002              2001
 ------------------------------   -------------- ----------------
Manufacturing Services Group         $45,860         $46,150
Network Technologies Group             5,332           5,459
Corporate and other items             17,014          15,929
 ------------------------------   -------------- ----------------

                                     $68,206         $67,538
   ============================     ========        ========

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended June 30, 2002, July 1, 2001 and July 2, 2000:

    Customer                     2002       2001      2000

    1                          19%           27%        18%
    2                          17           17         13
    3                          14           10         12

For the year ended June 30, 2002, the Company's three largest customers were Northrop Grumman, Schlumberger and Lockheed Martin.

16.  STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

Information regarding these option plans for fiscal years 2002, 2001 and 2000 follows:

                                            Weighted-    Number of
                               Number of     Average      Shares
                                Shares       Exercise   Exercisable
                                              Price
  ---------------------------   --------    -------       -------
Outstanding at June 27, 1999     430,288      $4.22       231,775

Canceled                        (130,015)      3.97             -
Granted                          689,355       2.50             -
Exercised                        (70,000)      1.35             -
  ---------------------------   --------    -------       -------
Outstanding at July 2, 2000      919,628      $3.16       160,788

Canceled                         (74,515)      4.77             -
Granted                          388,475       2.62             -
Exercised                              -          -
  ---------------------------   --------    -------       -------
Outstanding at July 1, 2001    1,233,588      $2.96       308,651

Canceled                         (16,775)      7.24             -
Granted                          336,050       3.07             -
Exercised                        (20,000)      3.30             -
  ---------------------------   --------    -------       -------

Outstanding at June 30, 2002   1,532,863      $2.94       565,010
  ===========================  =========    =======      ========

                                                     Weighted-
                                     Weighted-        Average
                                      Average        Fair Value
                                  Exercise Price   Granted Option
     ---------------------------        --------         -------
Outstanding at June 27, 1999              $4.03

Canceled                                      -
Granted                                       -            $.80
Exercised                                     -
     ---------------------------        --------         -------
Outstanding at July 2, 2000               $5.86

Canceled                                      -
Granted                                       -            $.76
Exercised                                     -
     ---------------------------        --------         -------
Outstanding at July 1, 2001               $4.20

Canceled                                      -               -
Granted                                       -           $1.89
Exercised                                     -               -
     ---------------------------        --------         -------

Outstanding at June 30, 2002              $3.41
================================       ========     ===========

The following table summarizes information about stock options outstanding:

                      Options Outstanding
                         -------------------
                                                  Weighted-
                                                   Average
                                Number            Remaining
        Range of             Outstanding         Contractual
    Exercise Prices        at June 30, 2002     Life (Years)
      ------------------     -------------       -----------
           $2.50 - 3.425       1,372,075             7.84
            3.768 - 5.86          86,000             3.38
             5.97 - 7.24          74,788             3.32
      ------------------     -------------       -----------
            $2.50 - 7.24       1,532,863
           =============     ===========            ========

                      Options Exercisable
                         -------------------

       Weighted-                                  Weighted-
        Average                 Number             Average
        Exercise             Exercisable          Exercise
         Price             at June 30, 2002         Price
      ------------------     -------------       -----------
                   $2.62        429,222             $2.63
                    4.82         61,000              5.00
                    6.64         74,788              6.64
      ------------------     -------------       -----------

                                565,010
           =============     ===========            ========


All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's pro forma net earnings and diluted earnings per share for fiscal 2002 would have been $3.7 million and $.24 per share basic and $.24 per diluted share; for fiscal 2001, $3.6 million and $.24 per diluted share; and for fiscal 2000, $1.5 million and $.11 per diluted share, respectively.

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.7%; expected dividend yield of 0%; expected life of six years and, expected volatility of 76%. The expected life of stock options for fiscal 2001 and 2000 was three years.

17.  LITIGATION AND CONTINGENICIES

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation ("MDC"), a wholly-owned subsidiary of The Boeing Company to supply aircraft wire harnesses. The Company has alleged that MDC supplied a defective bid package in its request for proposal. Attempts to negotiate a settlement of the claim arising from this defective bid package have not been successful, and the Company anticipates filing an action in circuit court to seek an equitable adjustment.

Under the contract through June 30, 2002, the Company has delivered 79 sets of the wire harnesses with a sales value of $1.9 million. Included in the Accounts Receivable balance at June 30, 2002 is $207,000 representing a portion of the Company's claim against MDC on these shipments.
Included in the Company's work-in-
process balance at June 30, 2002 is $298,000, which will not be recovered at the current contract price and will be added to the Company's claim, plus lost profits.

In addition, MDC has exercised options under the contract, for an additional 102 sets of wire harnesses with a sales value of $2.3 million.
Based on current cost
estimates, the Company would have an additional claim of $743,000, plus lost profits, on these units. Sales taken on this contract are being recognized at zero gross profit.

MDC has options to purchase up to 150 additional sets of wire harnesses per year through calendar year 2006. Management's estimate, based upon forecasted information from MDC, is that the potential additional sales are 281 sets through fiscal year 2006. If these additional orders are placed at the current contract price, the additional sales would total $6.4 million and the Company would incur an additional loss of $2.2 million which would be added to the claim, plus lost profits.

The Company has consulted with legal counsel, and believes that it will recover these contract costs.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per-share data)

2002                                 First      Second     Third     Fourth
 ---------------------------------  -------     ------    -------    ------
Net sales                           $32,108    $31,495    $30,159    $26,374
 ---------------------------------  -------     ------    -------    ------
Cost of sales                        25,888     24,825     24,036    21,907
Selling and administrative expense    4,355      4,476      4,118     4,015
Interest expense                        316        336        269       223
Other (income) expense, net             (96)      (102)      (239)     (184)
 ---------------------------------  -------     ------    -------    ------

Net earnings before income taxes      1,645      1,960      1,975       413
Income tax expense (benefit)            609        760        730       (36)
 ---------------------------------  -------     ------    -------    ------
 Net earnings                       $ 1,036    $ 1,200    $ 1,245    $  449
 =================================   ======    =======    =======    ======
Basic earnings per share:
 Net earnings                       $  0.07    $  0.08    $  0.08    $  0.03
 ---------------------------------  -------     ------    -------    ------
Average common shares outstanding    14,981     14,961     14,964    14,991
 =================================   ======    =======    =======    ======
Diluted earnings per share:
Net earnings                        $  0.07    $  0.08    $  0.08    $  0.03
 ---------------------------------  -------     ------    -------    ------
Average diluted common shares        15,147     15,364     15,499    15,550
outstanding
 =================================   ======    =======    =======    ======

In the fourth quarter of fiscal 2002, the Company recognized a $925,000 charge resulting from a change in an estimate on long-running customer contracts.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
   (continued)

2001                                 First      Second     Third      Fourth
 ---------------------------------  -------     ------    -------    ------
Net sales                            $24,284   $26,923     $32,428   $35,587
Cost of sales                         18,737    21,383      25,153    29,113
 ---------------------------------  -------     ------    -------    ------
Selling and administrative expense     4,188     4,052       5,010     3,892
Interest expense                         537       557         433       357
Other (income) expense, net             (277)     (327)       (221)      109

Net earnings before income taxes       1,099     1,258       2,053     2,116
Income tax expense                       465       532         838       863
 ---------------------------------  -------     ------    -------    ------
 Net earnings                           $634    $  726     $ 1,215   $ 1,253
Basic earnings per share:
 Net earnings                        $  0.04   $  0.05     $  0.08   $  0.08
 ---------------------------------  -------     ------    -------    ------
Average common shares outstanding     14,868    14,899      14,928    14,958
 =================================   ======    =======    =======    ======
Diluted earnings per share:
 Net earnings                        $  0.04   $  0.05     $  0.08   $  0.08
 =================================   ======    =======    =======    ======
Average diluted common shares         14,868    14,899      14,928    15,032
outstanding
 =================================   ======    =======    =======    ======

The Company adopted SFAS No. 142 on July 2, 2001; therefore, the fiscal 2001 amounts above include goodwill amortization and the fiscal 2002 amounts exclude goodwill amortization. For fiscal 2001, goodwill amortization for the first, second, third and fourth quarter was $233,000, $233,000, $229,000 and $232,000, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-looking Statements
      This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect,"
"estimate,"   "intend,"   "seek,"  "goal,"  "may,"  "will,"   "should,"   "can,"
"continue," or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these
forward-looking  statements.   These statements are  not  guarantees  of  future
performance and are subject to the risks, uncertainties and assumptions.
     Actual results may differ from projections or estimates due to a variety of important factors, including the following:
       -    The Company's dependence on a few large customers;
- The Company's dependence on government contracts, which are subject to cancellation;
- The Company's ability to control costs, especially on fixed price contracts;
- The size and timing of new contract awards to replace completed or expired contracts;
-    Cutbacks in defense spending by the U.S. Government;
- Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
- Availability and increases in cost of raw materials, labor and other resources;
-    Increased competition in the Company's markets;
-    The Company's ability to manage operating expenses;
- The ability of the Company to develop the Network Technologies Group so that it operates at a profit;
-    The outcome of litigation to which the Company is a party; and
- The availability, amount, type and cost of financing for the Company and any change to that financing.
     Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware corporation. The Company is engaged in the following primary business activities:

* The Manufacturing Services Group is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its
  customers. In fiscal 2002, the Company derived approximately 98% of its total revenues from this group.

  The group markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature,
  severe shock and vibration. The group serves customers in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

  The sales backlog in the Manufacturing
Services Group increased to $98.0 million at fiscal 2002 year end, compared with $86.6 million at fiscal 2001 year end. The growth in backlog is the result of an effective marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. The diversification of the Company's customer base helps to protect it from volatility in any one market segment.

* The Network Technologies Group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is focusing its marketing efforts on the railroad industry to monitor
  railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. In fiscal 2002, the Company derived 2% of its total revenues from this group.

  The Network Technologies Group, as a relatively new operation, has used cash during its years of operation. It is too early to predict the timing and the extent of the potential widespread acceptance of this segment's products and its
  contribution, if any, to future earnings and cash flow.

  Sales backlog at June 30, 2002 was $2.7 million, compared with $1.2 million at July 1, 2001, an increase of 125%.

Results of Operations - Fiscal 2002 - 2001- 2000

Net Sales
(dollars in thousands)

                                                Year Ended
                      Change
                   2002 vs. 2001     2002           2001          2000
       -----------    --------    ---------      --------     ---------
Net sales              +0.8%       $120,136      $119,222       $79,614
       ===========  ========        =======      ========      ========

During fiscal 2002, net sales were $120.1 million compared with $119.2 million in fiscal 2001 and $79.6 million in fiscal 2000. Sales to our top 10 customers represented 75% of total revenue in fiscal 2002 and 2001; and 74% in fiscal 2000.
Sales to our top three customers and the percent of total sales they represent were: Northrop Grumman, 19% in fiscal 2002, 27%
 in fiscal 2001 and 12% in fiscal
2000; Schlumberger, 17% in fiscal 2002, 17% in fiscal 2001 and 13% in fiscal 2000, and Lockheed Martin, 14% in fiscal 2002, 10% in fiscal 2001 and 18% in fiscal 2000.

Manufacturing Services Group. Sales in the manufacturing services segment of the business accounted for 98% of total sales in fiscal 2002 and 2001.

In fiscal 2002, sales totaled $117.2 million, $535,000 over fiscal 2001 sales of $116.7 million. Sales to defense customers in fiscal 2002 improved 39.5% to $46.0
million. Sales of land-based and ship-borne radar systems, missile and aircraft cables, and various electronic equipment on land-based vehicles were the significant drivers in defense sales increases. The Company's sales of baggage screening equipment increased 46.7% to $6.6 million.

These sales increases were offset by declining sales in the commercial aerospace and government systems markets. The sales of electro-mechanical assemblies for mail sorting equipment used by the U.S. Postal Service declined 28.9%, to $23.6 million, as the Company completed its contract. Sales to the commercial aerospace market declined 31.3% to $10.2 million. Oil & gas sales declined modestly to $24.5 million.

Network Technologies Group. Sales by this segment of the Company were 2% of total sales in both fiscal 2002 and 2001.

Fiscal 2002 sales totaled $2.9 million, up 12%, compared with fiscal 2001 sales of $2.6 million. Sales continued to be primarily to the railroad industry -
accounting for $2.5 million of the total.   Major contributors to sales to the
rail sector in 2002 were Union Pacific Railroad, Burlington Northern and Santa Fe Railway Company, and Wisconsin Central Division of Canadian National Railway Company. The Network Technologies Group continued to add new short-line railroad customers during the year.

Sales to the cathodic protection market totaled $400,000 in fiscal 2002, compared with fiscal 2001 sales of $100,000. Approximately 40 oil and gas pipeline companies have conducted evaluation programs using the ScadaNET(TradeMark) system and numerous companies have begun or are about to begin deployment.

Gross Profit
(dollars in thousands)

                                                Year Ended
                      Change
                   2002 vs. 2001     2002           2001          2000
Gross profit          -1,356        $23,480       $24,836       $17,948
Gross margin             -1.3%         19.5%         20.8%         22.5%
       ===========  ========        =======      ========      ========

A breakdown of margins by group shows the following:

Manufacturing Services Group. This group's gross profit margin was 18.7 % in fiscal 2002, compared with 20.2% in fiscal 2001 and 22.3% in fiscal 2000. In fiscal 2002, margins declined due to a $925,000 charge recognized in the fourth quarter resulting from a change in an estimate at completion on a long-running customer contracts. Absent this charge, gross profit margin would have been 19.5%. In addition, gross profit was impacted by a $600,000 increase in medical benefit costs.

Network Technologies Group. This group's gross profit margin was 51.2% for fiscal 2002, compared with 51.3% for fiscal 2001.

Selling and Administrative Expenses
(dollars in thousands)

                                                       Year Ended
                                   Change
                                  2002 vs.      2002       2001     2000
                                    2001
Selling and administrative          -178       $16,964   $17,142  $16,196
expenses
Percent of sales                     -0.3%        14.1%     14.4%    20.3%
       ===========  ========        =======      ========      ========

Selling and administrative expenses declined modestly due to the discontinuation of goodwill amortization ($1.0 million), offset in part by higher salary and wages ($500,000), general insurance ($300,000) and medical benefit costs ($200,000).

Manufacturing Services Group. Selling and administrative expenses for this group were $14.3 million (12.2% of sales) in fiscal 2002, $13.8 million (11.8% of sales) in fiscal 2001 and $12.9 million (16.4% of sales) in fiscal 2000.

Network Technologies Group.   This group accounted for $2.6 million of selling
and administrative expenses in fiscal 2002 and $3.2 million in fiscal 2001. Higher product development expenses were incurred in fiscal 2002, but were offset by the absence of $905,000 of goodwill amortization that was expensed in fiscal 2001.

Interest Expense
(dollars in thousands)

                                           Year Ended
                              2002             2001            2000
Interest expense            $1,144           $1,884           $2,092
           ===========       =======          ========        ========

Interest expense decreased in fiscal 2002 due to lower average debt levels and lower interest rates on borrowings. For further discussion of our capital structure, see "Financial Condition and Liquidity" below.

Pretax Earnings (Loss) from Continuing Operations
(dollars in thousands)

                                              Year Ended
                                  2002           2001           2000
Pretax earnings (loss)           $5,993         $6,526       $(1,880)
           ===========       =======          ========        ========

The $533,000 decline in pretax earnings in fiscal 2002 compared with fiscal 2001 was attributable to: 1) a $2.2 million decline in the pretax profits from the Manufacturing Services Group; 2) a $841,000 reduction in the pretax loss of the Network Technologies Group, primarily the result of elimination of goodwill amortization expense; and 3) a $740,000 decline in interest expense.

Tax Expense (Benefit) from Continuing Operations
(dollars in thousands)

                                              Year Ended
                                   2002           2001          2000
Tax expense (benefit) from
continuing operations             $2,063         $2,698        $(329)
           ===========       =======          ========        ========

Tax expense was impacted in fiscal year 2002 by application of federal research and experimentation credits of $254,000.

Net Earnings and Earnings Per Share
(dollars in thousands, except per-share data)

                                                 Year Ended
                                       2002       2001         2000
 ----------------------------------   -------    --------      --------
Net earnings                           $3,930      $3,828      $1,575
Basic earnings per share:
Net earnings (loss) from
 continuing operations                 $ 0.26      $ 0.26     $ (0.11)
Income from discontinued operations         -           -        0.22
Basic net earnings                     $ 0.26      $ 0.26      $ 0.11

Diluted earnings per share:
Net earnings (loss) from
 continuing operations                 $ 0.26      $ 0.26      $(0.11)
Income from discontinued operations         -           -        0.22
Diluted net earnings                   $ 0.26      $ 0.26      $ 0.11
 ===================================  ===================   ========

Financial Condition and Liquidity

The following shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)
                                    Year Ended
                               2002              2001
   Stockholders'             $33,684            $29,716
   equity
   Debt                      $15,529            $17,400
    ===================   ================    =============

The Company's continuing operations provided $6.9 million of cash in fiscal 2002 compared with $11.3 million of cash in fiscal year 2001. The decline is due primarily to changes in net working capital.

Investing activities, primarily capital expenditures, used $3.2 million of the operating cash generated. The remainder was used to repay debt and increase cash balances.

Currently, our total debt-to-equity ratio is .46 to 1 versus .59 to 1 versus at the end of fiscal 2001.


Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made their best estimates and judgment of certain amounts included in the financial statements. The Company believes there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior management discusses the accounting policies described below with the audit committee of the Company's board of directors on an annual basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosures.

Revenue Recognition and Cost of Sales
Revenue on production contracts is recorded when specific contract terms are fulfilled, usually upon delivery (the delivery method). Revenue under long-term contracts for which the delivery method is an inappropriate measure of performance, revenue is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.

Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

Certain sales in the Company's Network Technologies Group include prepayment of multi-year communication services. These revenues are deferred and recognized over the period of the service agreement.

The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable
Accounts receivables have been reduced by an allowance for amounts that may become uncollectable in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the Company's customers.

Inventory
Inventories are valued at the lower of cost or market and have been reduced by a reserve for excess and obsolete inventories. The Company adjusts the value of its reserve based upon assumptions for future usage and market conditions.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.

Goodwill and Other Long-Lived Assets
The Company has adopted the provisions of SFAS No. 142 on July 2, 2001, and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill is reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the discontinued future operating cash flows to be generated from these assets throughout their estimated useful lives.

New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard applies to legal obligations associated with the retirement of tangible long-lived assets. Management does not believe adoption of this standard will have a material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the impairment or disposal of long-lived assets and the reporting of discontinued operations. Management does not believe adoption of this standard will have a material impact on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

 Schedule II

                                  LaBARGE, INC.
                        Valuation and Qualifying Accounts
                             (dollars in thousands)

                           Years ended June 30, 2002,
                          July 1, 2001 and July 2, 2000

Allowance for Doubtful Accounts

This account represents amounts that may become uncollectible in future periods.

              Balance      Additions                     Balance
             Beginning     Charged to                     End of
     Year     of Period      Expense    Deductions        Period
    2000       2,347           335         2,510            172
    2001         172           324           207            289
    2002      $  289         $ (48)        $  96           $145

Inventory Reserve

This account represents amounts in inventory that may become valueless in future periods, but as of the balance sheet date, are included at cost.

               Balance    Additions     Deductions       Balance
              Beginning   Charged to   From Reserve      End of
     Year     of Period     Expense      For Write-       Period
                                           offs
     2000        869           593          710                 752
     2001        752         1,121        1,118                 755
     2002       $755         $ 185        $ 622                $318

Deferred Tax Asset Valuation Allowance

This account represents the value of the Company's deferred tax asset as a result of net loss carryforwards from prior periods that might not be realized in future periods.

               Balance      Decrease                     Balance
              Beginning   Attributable                   End of
                               to
     Year     of Period   Acquisition     Decrease        Period
     2000      1,368         (517)         (851)            -
     2001          -            -             -             -
     2002          -            -             -             -

                                     PART II