Form 10-Q
period 2002-09-29
LABARGE INC
filed 2002-11-13
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended
      September 29, 2002         Commission file number: 1-5761

                          LaBARGE, INC.
     (Exact Name of Registrant as specified in its charter)


DELAWARE                                     73-0574586
 (State or other jurisdiction              (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)



     9900A Clayton Road,
     St. Louis, Missouri                      63124
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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of September 29, 2002. 15,021,116 shares of common stock.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands except per share data)

                                       Three Months Ended
                                September 29,     September 30,
                                    2002               2001
  ---------------------------     ---------        ------------
Net sales                        $ 23,591           $32,108
  ---------------------------     ---------        ------------
Costs and expenses:
Cost of sales                      18,755            25,888
Selling and administrative          4,526             4,355
expense
Interest expense                      223               316
Other income, net                     (49)              (96)
  ---------------------------     ---------        ------------
Income before income taxes            136             1,645
Income tax expense                     53               609

Net earnings                        $  83          $  1,036
     ========================    ===========            ==========

Basic net earnings per share      $  0.01           $  0.07
Average common shares              15,015            14,981
outstanding
     ========================    ===========            ==========
Diluted net earnings per          $  0.01           $  0.07
share
Average diluted common shares      15,272            15,147
outstanding
     ========================    ===========            ==========

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (dollars in thousands)

                                          September 29,    June 30,
                                               2002          2002
------------------------------------           -------        --------
ASSETS
Current assets:
Cash and cash equivalents                     $ 2,892          $ 2,532
Accounts and notes receivable, net             13,546           17,024
Inventories                                    23,923           22,499
Prepaid expenses                                  923              566
Deferred tax assets, net                          677              627
------------------------------------           -------        --------
Total current assets                          $41,961          $43,248
------------------------------------           -------        --------
Property, plant and equipment, net             14,111           13,956
Deferred tax assets, net                          700              937
Intangible assets, net                          5,096            5,076
Other assets, net                               4,888            4,989
------------------------------------           -------        --------
                                              $66,756          $68,206
==================================             =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                          $   -          $ 2,583
Current maturities of subordinated debt         5,621            5,621
Current maturities of long-term debt              343              278
Trade accounts payable                          6,846            6,521
Accrued employee compensation                   4,936            5,488
Other accrued liabilities                       4,672            3,520
------------------------------------           -------        --------
Total current liabilities                     $22,418          $24,011
------------------------------------           -------        --------
Other long-term liabilities                     3,511            3,464
Long-term debt                                  6,950            7,047
------------------------------------           -------        --------

Stockholders' equity:
Common stock, $.01 par value.  Authorized
40,000,000 shares; issued 15,773,253 at
September 29, 2002 and 15,773,253 shares          158              158
at
June 30, 2002 including shares in
treasury
Additional paid-in capital                     13,518           13,515
Retained earnings                              22,819           22,736
Accumulated other comprehensive loss              (114)           (131)
Less cost of common stock in treasury,
752,137 shares                                 (2,504)         (2,594)
at September 29, 2002 and 779,143 at June
30, 2002
------------------------------------           -------        --------
Total stockholders' equity                     33,877           33,684
------------------------------------           -------        --------
                                              $66,756          $68,206
==================================             =======         =======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                               Three Months Ended
                                         September 29,    September 30,
                                              2002             2001
----------------------------------          -----------        -------
Cash flows from operating activities:
Net earnings                                    $  83         $ 1,036
Adjustments to reconcile net cash
provided by
operating activities:
Depreciation and amortization                     612             543
Gain on disposal of property, plant and            16               -
equipment
Deferred taxes                                    187             266
Changes in assets and liabilities:
   Accounts and notes receivable, net           3,478           2,186
Inventories                                   (1,424)             484
Prepaid expenses                                (357)             (7)
Trade accounts payable                            325           (729)
Accrued liabilities and other                     666         (1,612)
----------------------------------          -----------        -------
Net cash provided by operating                  3,586           2,167
activities
----------------------------------          -----------        -------
Cash flows from investing activities:
Additions to property, plant and                (711)           (612)
equipment
Other                                              10            (54)
----------------------------------          -----------        -------
Net cash used (provided) by investing           (701)           (666)
activities
----------------------------------          -----------        -------
Cash flows from financing activities:
Repayments of long-term senior debt              (32)           (450)
Issuance of stock to employee benefit              90               -
plan
Purchase of treasury stock                          -            (64)
Net change in short-term borrowings           (2,583)           (250)
----------------------------------          -----------        -------
Net cash used by financing activities         (2,525)           (764)
----------------------------------          -----------        -------
Net increase in cash and cash                     360             737
equivalents
Cash and cash equivalents at beginning          2,532             666
of period
----------------------------------          -----------        -------
Cash and cash equivalents at end of           $ 2,892         $ 1,403
period
===================================         ==========         =======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at September 29, 2002 and June 30, 2002, the related consolidated statements of operations for the three months ended September 29, 2002 and September 30, 2001 and the consolidated statements of cash flows for the three months ended September 29, 2002 and September 30, 2001, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year's presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United State of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's
Annual Report on
Form 10-K for the fiscal year ended June 30, 2002.

2.   GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

                                           Three Months Ended
                                     September 29,     September 30,
                                         2002               2001
         -------------------------     -----------           ---------
Gross sales                            $23,821            $33,118
Less sales discounts                       230              1,010
         -------------------------     -----------           ---------
Net sales                              $23,591            $32,108
         =========================      ==========           =========

The Company accepts sales discounts from a number of customers in the normal course of business.

3.   ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

                                      September 29,      June 30,
                                           2002            2002
       -----------------------------     ----------     ----------
Billed shipments, net of progress        $12,901             $15,719
payments
Less allowance for doubtful accounts         150                 145
Trade receivables, net                    12,751              15,574
Other current receivables                    795               1,450
       -----------------------------     ----------     ----------
                                         $13,546             $17,024
     ===============================     =========        ==========

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At both September 29, 2002 and June 30, 2002, other current receivables include $318,000 of customer payments to be received as settlements under prior claims.

For the three months ended September 29, 2002 and September 30, 2001, expense for doubtful accounts charged to income before income taxes was $0. The increase in the allowance for doubtful accounts between September 29, 2002 and June 30, 2002 is related to recovery of previously written-off receivables.

4.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                     September 29,     June 30,
                                         2002            2002
        --------------------------     ----------     ----------
Raw materials                          $14,175        $13,992
Work in progress                        11,127          9,936
Less reserve for obsolescence              483            318
        --------------------------     ----------     ----------
                                        24,819         23,610
Less progress payments                     896          1,111
        --------------------------     ----------     ----------
                                       $23,923        $22,499
       ===========================      =========     ==========

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended September 29, 2002 and September 30, 2001, expense for inventory reserves charged to income before taxes was $165,000 and $226,000, respectively.

5.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                              September 29,          June 30,
                                  2002                 2002
    ---------------------     -----------           -----------
Goodwill                        $6,694               $6,694
Less amortization                2,378                2,378
    ---------------------     -----------           -----------
Net Goodwill                     4,316                4,316

Software                         2,224                2,136
Less amortization                1,563                1,494
    ---------------------     -----------           -----------
Net Software                       661                  642

Other, net                         119                  118
    ---------------------     -----------           -----------
Total  intangible assets,       $5,096               $5,076
net
     ====================     ===========            ==========

The Company adopted the provisions of Statement No. 142, "Goodwill and Other Intangible Assets" in the first quarter ended September 30, 2001. Accordingly, goodwill is not amortized by the Company but rather tested for impairment at least annually in accordance with this Standard.

6.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                     September 29,      June 30,
                                         2002             2002
    ------------------------------    -----------       --------
Cash value of life insurance           $3,887            $4,039
Deposits, licenses and other, net         865               814
Investments in businesses                 136               136
    ------------------------------    -----------       --------

                                       $4,888            $4,989
     =============================    ===========       =========

Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd.

7.   SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                          September 29,    June 30,
                                              2002           2002
---------------------------------           ----------      ---------
Short-term borrowings:
Revolving credit agreement:
Balance at period end                         $   -            $ 2,583
Interest rate at period-end                        -%            2.90%
Average amount of short-term borrowings
outstanding during period                   $ 1,024            $ 2,548
Average interest rate for period                3.38%            3.96%
Maximum short-term borrowings at any        $ 2,389            $ 6,320
month-end
===================================           ========        ========
Subordinated debt                            $5,621             $5,621
===================================           ========        ========
Senior long-term debt:
Senior lender:
Term loan                                   $ 6,400            $ 6,400
Other                                           893                925
---------------------------------           ----------      ---------
Total senior long-term debt                   7,293              7,325
Less current maturities                         343                278
---------------------------------           ----------      ---------
Long-term debt, less current maturities     $ 6,950            $ 7,047
===================================           ========        ========

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company has a senior, secured loan agreement with a bank.

The following is a summary of the agreement:

* A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base
  formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of
September 29, 2002, the
  maximum allowable was $12.1 million net of letters of credit outstanding of $2.9 million. The revolver borrowing at September 29, 2002 was $0. Unused revolving credit available at September 29, 2002 was $12.1 million.
This credit facility matures on September 30, 2004.

* A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and begins in December 2002 with a final balloon payment due in
  October 2009.   The balance at September 29, 2002 was $6.4 million.

* Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 3.38%.

* Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in
  relation to interest, minimum levels of EBITDA and tangible net worth.   The
  Company violated its minimum EBITDA requirement for the twelve-month trailing average ended September 29, 2002. Subsequent to period end, the Company and its
  financial institution executed an amendment which (i) waived the first quarter covenant violation, and (ii) revised the required trailing twelve-month EBITDA amounts for the remainder of the fiscal year.
Management expects to achieve the
  revised covenants throughout fiscal 2003 and beyond.

Subordinated Convertible Notes:
  In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as the Network Technologies Group, achieves certain levels of net earnings. No participation payments were earned in the fiscal 2003 first quarter. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

Other long-term debt:
  Industrial Revenue Bonds:
  In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at September 29, 2002 was $893,000.

  To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap during fiscal 2002, amounting to approximately $17,000, was recorded to other comprehensive loss.

Other Long-Term Liabilities:
  Other long-term liabilities include deferred revenues associated with the ScadaNET Network(TradeMark) (representing prepaid communication services) in the
  amount of $1.4 million and customer advances in the amount of $2.1 million.

  The aggregate maturities of long-term obligations are as follows:
  (dollars in thousands)

          Fiscal Year
          ---------------------------------------
          2003                            $5,804
          2004                               295
          2005                               309
          2006                               280
          2007                               272
            ---------------------------------------


8.   CASH FLOWS

Total cash payments for interest for the three months ended September 29, 2002 were $129,000, compared with $332,000 for the three months ended September 30, 2001. Cash payments for federal and state income taxes were $118,500 for the three months ended September 29, 2002, compared with $345,000 for the three months ended September 30, 2001.

9.   EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:

                                       Three Months Ended
                                   September 29,   September 30,
                                       2002             2001
          -------------------       ---------       ---------
          Numerator:
          Net earnings                 $    83        $ 1,036
          ----------------------       ---------       ---------
          Denominator:
          Denominator for basic         15,015         14,981
          net earnings per share
          ----------------------       ---------       ---------
          Potential common
          shares:
          Denominator for
          diluted net earnings          15,272         15,147
            per share - adjusted
            weighted-average
          shares and assumed
          conversions
          ----------------------       ---------       ---------

           Basic net earnings          $  0.01        $  0.07
           per share
          ======================       ========        ========

          Diluted net earnings         $  0.01        $  0.07
          per share
          ======================       ========        ========


10.  LITIGATION AND CONTINGENCIES

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation ("MDC"), a wholly-owned subsidiary of The Boeing Company to supply military aircraft wire harnesses, under a contract for which MDC is a prime contractor with the U.S. Government. The Company has alleged that MDC supplied a defective bid package in its request for proposal. Attempts to negotiate a settlement of the claim for additional contract revenue arising from this defective bid package have not been successful, and the Company anticipates filing an action in circuit court to seek an equitable adjustment.

Under the contract through September 30, 2002, the Company has delivered 103 sets of the wire harnesses with a sales value of $2.4 million. Included in the Accounts Receivable balance at September 30, 2002 is $207,280 representing a portion of the Company's claim against MDC on these shipments. Included in the Company's work-in-process balance at September 30, 2002 is $355,000, which will not be recovered at the current contract price and will be added to the Company's claim, plus lost profits.

In addition, MDC has exercised options under the contract, for an additional 78 sets of wire harnesses with a sales value of $1.7 million.
Based on current cost
estimates, the Company would have an additional claim of $433,000, plus lost profits, on these units. Sales taken on this contract are being recognized at zero gross profit.

MDC has options to purchase up to 150 additional sets of wire harnesses per year through calendar year 2006. Management's estimate, based upon forecasted information from MDC, is that the potential additional sales are 281 sets through fiscal year 2006. If these additional orders are placed at the current contract price, the additional sales would total $6.4 million and the Company would incur an additional loss of $1.7 million, which would be added to the claim, plus lost profits.

Accounting for the recognition of claim revenues is appropriate provided it is probable that the claim will result in additional contract revenue and the amount can be reliably estimated. The Company, based upon analysis performed and consultation with legal counsel, believes that it will recover these contract costs.

11.  BUSINESS SEGMENT INFORMATION

Business Segments:
(dollars in thousands)

          Net Sales to
          Customers:
                                          Three Months Ended
                                    September 29,     September 30,
                                         2002             2001
          ----------------------     -----------        ---------

          Manufacturing Services       $23,070          $31,030
          Group
          Network Technologies             521            1,078
          Group
                                       $23,591          $32,108
          ======================     ============      ==========


          Earnings:
                                          Three Months Ended
                                    September 29,     September 30,
                                         2002             2001
          ----------------------     -----------        ---------

          Pretax earnings:
          Manufacturing Services        $  641          $ 1,926
          Group
          Network Technologies            (392)         $   (77)
          Group
          Corporate and other              110              112
          items
          Interest expense                (223)            (316)
          ----------------------     -----------        ---------

          Net earnings before          $   136         $  1,645
          income taxes
          Income tax expense                53              609
          ----------------------     -----------        ---------

          Net earnings                 $    83         $  1,036
          ======================     ============      ==========

                         Depreciation &              Investments &
                          Amortization            Capital Expenditures
                             Expense
                       Three Months Ended          Three Months Ended
                      September   September      September   September
                         29,         30,            29,         30,
                        2002         2001          2002         2001
------------------     --------      -------      -------     --------
Manufacturing            $449        $405          $495         $731
Services Group
Network Technologies       39          21            56           79
Group
Corporate and other       124         117           150        (144)
items
------------------     --------      -------       -------     --------
                         $612        $543          $701         $666
==================      =======      =======      ======        ========

                                     Total Assets
                             September 29,     June 30,
                                  2002           2002
   --------------------       -----------       --------
   Manufacturing Services       $44,832         $45,860
   Group
   Network Technologies           5,097           5,332
   Group
   Corporate and other           16,827          17,014
   items
   --------------------       -----------       --------
                                $66,756         $68,206
   ====================        ==========       ========

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales for the three months ended September 29, 2002.

For the three months ended September 29, 2002, the Company's three largest customers were L-3 Communications, Schlumberger and Lockheed Martin, which comprised approximately 21%, 14% and 13% of first quarter sales, respectively.

12.  SUBSEQUENT EVENT

On November 1, 2002, the Company sold the railroad business of its Network Technologies Group to GE Transportation Systems Global Signaling, LLC, a unit of General Electric Company for $5.3 million in cash and assumption of approximately $1.5 million of liabilities. The transaction resulted in a pretax gain of approximately $2.3 million. However, as the Company had minimal tax basis in the assets sold to GE, the sale will result in a loss, net of taxes, of approximately $160,000. This sale will be accounted for as discontinued operations under SFAS No. 144.

                                  LaBARGE, INC.
                                    FORM 10-Q

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements that r elate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will,"
 "should," "can," "continue,"
or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to the risks, uncertainties and assumptions.

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following primary business activities:

* The Manufacturing Services Group is the Company's core electronics manufacturing services business, which has been its principal business since 1985. This group designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its
  customers. In the fiscal 2003 first quarter, the Company derived approximately
  98% of its total revenues from this group.

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

  The sales backlog in the Manufacturing Services Group increased to $94.9 million at September 29, 2002, compared with $94.1 million at September 30, 2001. The diversification of the Company's customer base helps to protect it from volatility in any one market segment, and has proved valuable in maintaining backlog in the current soft economic environment.

* The Network Technologies Group was started in fiscal 1999 through the acquisition of privately held Open Cellular Systems, Inc. ("OCS"). The group designs and markets proprietary cellular and network communication system products and Internet services that provide monitoring and control of remote industrial equipment. Results of the group are included in the consolidated results of the Company since the date of the OCS acquisition, March 2, 1999. This group is initially focusing its marketing efforts on the railroad industry
  to monitor railroad crossing equipment, and on the oil and gas pipeline industry to monitor cathodic protection devices. The Company derived 2% and 3%, respectively, of its total revenues from this group for the three months ended September 29, 2002 and September 30, 2001.

  On November 1, 2002, the Company sold the railroad business of its Network Technologies Group to GE Transportation Systems Global Signaling, a unit of General Electric Company for $5.3 million in cash and assumption of approximately $1.5 million of liabilities. In connection with the sale, the Company and GE Transportation Systems Global Signaling have entered into a Manufacturing Agreement under which the Company will continue to produce the hardware used in the railroad business. The sale will be reflected in the Company's fiscal 2003 second quarter and the Company will realize $3.2 million in cash after taxes on the transaction. On a book basis, the Company will record a pretax gain of $2.3 million. Because the transaction reflects the sale of assets with a low tax basis, it will result in an after-tax book loss of approximately $.01 per share, and will be treated as discontinued operations

  The sales backlog in the Network Technologies Group was $2.6 million at September 29, 2002, compared with $1.7 million at September 30, 2001.


RESULTS OF OPERATIONS -Three Months Ended September 29, 2002
Net Sales
(dollars in thousands)
                                      Three Months Ended
                              September 29,       September 30,
                   Change          2002               2001
 ------------    --------     ----------        -----------
 Net Sales         -26.5%        $23,591            $32,108
 ==============      ======        ========         ===========

For the fiscal 2003 first quarter ended September 29, 2002, net sales were $23.6 million compared with $32.1 million for the same period of fiscal 2002. Sales to top 10 customers represented 81.5% of total revenue in the first quarter of fiscal 2003 versus 77.3% for the same period of fiscal 2002. The Company's top three customers and the portion of total first-quarter sales they represented were as follows: L-3 Communications, 21%; Schlumberger, 14%; and Lockheed Martin, 13%.

The Manufacturing Services Group. Sales in the manufacturing services segment of the business were
$23.1 million, accounting for 98% of total sales for the quarter ended September 29, 2002, down 25.8% or $7.9 million over the same period of fiscal 2002. Prior year sales included $9.3 million of postal sorting equipment. This contract has been completed. Offsetting this was this was a $4.7 million increase in sales of airport security equipment. In addition, revenues from the oil and gas sector were down $1.1 million in the quarter, compared to the same period one year ago.

Network Technologies Group. Sales of the Network Technologies Group were 2% of total sales for the quarter ended September 29, 2002.
The Group generated first-
quarter sales of $521,000 versus $1.1 million for the first quarter of fiscal 2002. Sales were primarily to the railroad industry where the Company's ScadaNET NetworkT product is used primarily to monitor railroad crossing equipment. The Company also shipped a small number of units to targeted customers in the pipeline market where the ScadaNET NetworkT is used to monitor the performance of cathodic protection devices on petroleum and natural gas pipelines.

Gross Profit
(dollars in thousands)
                                    Three Months Ended
                                   September 29,     September 30,
                        Change          2002              2001
      --------------    -------       ----------         --------
 Gross profit         $(1,384)          $4,836          $6,220
 Gross margin            + 1.1           20.5%            19.4%
                          pts.
   =================     =======        ========        =========

A breakdown of margins by group shows the following:

Manufacturing Services Group. This group's gross profit margin was 19.8% for the quarter ended September 29, 2002, compared with 18.2% for the quarter ended September 30, 2001. The improvement in margins is due primarily to changes in sales mix and, in the prior year first quarter, margins were adversely impacted by certain disruptions related to September 11.

Network Technologies Group. This group's gross profit margin was 53.2% for the quarter ended September 29, 2002, compared with 52.8% for the quarter ended September 30, 2001.

Selling and Administrative Expenses
(dollars in thousands)
                                       Three Months Ended
                                     September 29,   September 30,
                             Change      2002             2001
       -------------------   -----     ---------       ----------
 Selling and                  $171      $4,526         $4,355
 administrative expenses      + 5.6       19.2%          13.6%
 Percent of sales              pts.
    ======================   ======     ========        =========

Selling and administrative expenses as a percent of sales increased due to the relatively fixed component of these costs as a percentage of reduced sales volume.

Manufacturing Services Group. Selling and administrative expenses for this group were $3.9 million (16.9% of sales) for the quarter ended September 29, 2002 and $3.7 million (12.0% of sales) for the same period of fiscal 2002. Higher medical costs contributed $170,000 to the fiscal 2003 first-quarter selling and administrative expenses.

Network Technologies Group. Selling and administrative expenses for the quarter ended September 29, 2002 and September 30, 2001 for this group were $669,000 and $646,000, respectively. Selling and administrative expenses increased in the fiscal 2003 period due primarily to additional selling and development activity in the pipeline cathodic protection market.

Interest Expense
(dollars in thousands)
                                       Three Months Ended
                                     September 29,    September 30,
                             Change       2002            2001
       -------------------   -----       ---------     ----------
 Interest expense           $(93)         $223            $316
    ======================   ======      ========       =========

Interest expense decreased for the quarter ended September 29, 2002, primarily due to lower debt levels and lower interest rates on short-term borrowings. Average short-term borrowings for the three-month period ended September 29, 2002 were approximately $1.5 million lower than the same periods of fiscal 2002. Average interest rates declined 58 basis points for the three months ended September 29, 2002, compared with the previous year.

Pretax Earnings
(dollars in thousands)
                                       Three Months Ended
                                         September    September 30,
                              Change        29,           2001
                                           2002
       -------------------     -----     ---------     ----------
 Pretax earnings            $(1,509)        $136          $1,645
       ===================      ======   ========       =========

The decrease in pretax earnings for the quarter ended September 29, 2002, compared with the same period of fiscal 2002, is primarily attributable to lower gross profit of $1.4 million on a sales decrease of $8.5 million and an increase in selling and administrative expense of $171,000, offset by a $93,000 reduction in interest expense.

Tax Expense
(dollars in thousands)
                                       Three Months Ended
                                         September    September 30,
                              Change        29,           2001
                                           2002
       -------------------     -----     ---------     ----------
 Tax Expense                 $(556)         $53           $609
       ===================      ======   ========       =========

The reduction in tax expense is the result of lower pretax earnings.

FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)
                         September 29,         June 30,
                              2002               2002
      -----------------    ---------           --------
    Stockholders'           $33,877            $33,684
    equity
    Debt                     12,914            $15,529
         ==============     ========          ==========

The Company's operations provided $3.6 million of net cash for the three months ended September 29, 2002.

At September 30, 2002, the total debt-to-equity ratio for the Company is .38 to 1, versus .46 to 1 at the end of fiscal 2002.

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

Revenue Recognition and Cost of Sales
Revenue on production contracts is recorded when specific contract terms are fulfilled, usually upon delivery of products (the delivery method). Under long-term contracts for which the delivery method is an inappropriate measure of performance, revenue is recognized on the percentage-of-completion method based upon incurred costs compared to total estimated costs under the contract. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for changes in scope and other changes ordered or caused by the customer.

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

The SEC's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of accounting principles generally accepted in the United States of America ("GAAP") to selected revenue recognition issues. The Company's revenue recognition policy is in accordance with GAAP and SAB No. 101.

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

Goodwill and Other Long-Lived Assets
The Company has adopted the provisions of SFAS No. 142 on July 2, 2001.
Goodwill is reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the discounted future operating cash flows to be generated from these assets throughout their estimated useful lives.

New Accounting Standards
IN JUNE 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED SFAS NO. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES." THIS STATEMENT REQUIRES THAT A LIABILITY FOR A COST ASSOCIATED WITH AN EXIT OR DISPOSAL ACTIVITY BE RECOGNIZED AND MEASURED INITIALLY AT FAIR VALUE ONLY WHEN THE LIABILITY IS INCURRED. THE PROVISIONS OF THIS STATEMENT ARE EFFECTIVE FOR EXIT OR DISPOSAL ACTIVITIES THAT ARE INITIATED AFTER DECEMBER 31, 2002.

                                     PART II



ITEM 4.   Controls and Procedures

          The Company's President and Chief Executive Officer, Craig E. LaBarge, and the Company's Vice President, Chief Financial Officer and Secretary, Donald H. Nonnenkamp, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report.

          Messrs. LaBarge and Nonnenkamp have concluded that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

          Since Messrs. LaBarge's and Nonnenkamp's most recent review of the Company's internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.



ITEM 6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Reports on Form 8-K:  Current reports on From
            8-K were filed on September 13, 2002 and September 26, 2002, in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               LaBARGE, INC.





Date:  November 13, 2002



                               /s/Donald H. Nonnenkamp
                               Donald H. Nonnenkamp
                               Vice President
                               and Chief Financial Officer

I, Craig E. LaBarge, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LaBarge, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make
     the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,
 is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Craig E. LaBarge
President and Chief Executive Officer

Date:  November 13, 2002

I, Donald H. Nonnenkamp, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LaBarge, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,
    is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls
     subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/Donald H. Nonnenkamp
Vice President, Chief Financial
Officer and Secretary

Date:  November 13, 2002