Form 10-Q
period 2002-12-29
LABARGE INC
filed 2003-02-11
CIK 57139

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the Quarter Ended            Commission file number:
      December 29, 2002                      1-5761

                          LaBARGE, INC.
     (Exact Name of Registrant as specified in its charter)


      DELAWARE                              73-0574586
 (State or other jurisdiction           (I.R.S. Employer
              of                       Identification No.)
incorporation or organization)



     9900A Clayton Road,
     St. Louis, Missouri                      63124
          (Address)                        (Zip Code)

                         (314) 997-0800
      (Registrant's telephone number, including Area Code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No __.

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 29, 2002. 15,773,253 shares of common stock.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                  (dollars in thousands, except per-share data)

                             Three Months Ended     Six Months Ended
                            December   December   December   December
                               29,       30,        29,        30,
                              2002       2001       2002       2001
  ---------------------     --------   --------   -------    --------
Net sales                   $24,405     $30,781   $47,547     $61,857
  ---------------------     --------    --------   -------    --------

Costs and expenses:
Cost of sales                19,694      24,490    38,239      49,939
Selling and administrative
expense			      4,272       4,170     8,530       8,195
Interest expense                202         336       425         652
Other income, net              (581)       (102)     (629)       (198)
  ---------------------     --------   --------    -------    --------

Income before income taxes      818       1,887       982       3,269
Income tax expense              237         732       301       1,242
Net earnings from               581       1,155       681       2,027
continuing operations
  ---------------------     --------   --------    -------    --------
Discontinued operations:
 Income (loss) from
  discontinued operations,
  (less applicable income
  taxes of $10, $28, ($2),
  $127, respectively)
Income on disposal of		   14         45        (4)         208
discontinued operations of
$2,222 (less applicable
income tax expense of
$2,434)				(212)           -      (212)         -
  ---------------------     --------   --------    -------    --------

Net earnings                $  383      $1,200    $  465       $2,235
=======================      =====       =====     =====       ======

Basic net earnings per
share:
Net income from continuing  $ 0.04      $ 0.08    $ 0.04      $ 0.14
operations
Net income from              (0.01)        -       (0.01)       0.01
discontinued operations
Basic net earnings          $ 0.03      $ 0.08    $ 0.03      $ 0.15
  ---------------------     --------   --------   -------    --------
Average common shares
outstanding			    15,017      14,961    15,016      14,971
=======================      =====       =====     =====      ======

Diluted net earnings per
share:                      $ 0.04      $ 0.08    $ 0.04      $ 0.14
Net income from continuing
operations
Net income from              (0.01)          -     (0.01)       0.01
discontinued operations
Diluted net earnings        $ 0.03      $ 0.08    $ 0.03      $ 0.15
  ---------------------     --------   --------   -------    --------
Average diluted common
shares outstanding          15,199      15,364    15,227      15,254
=======================      =====       =====     =====      ======

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (dollars in thousands)

                                              December    June 30,
                                                 29,
                                                2002        2002
------------------------------------           -------    --------
ASSETS
Current assets:
Cash and cash equivalents                     $ 8,364       $ 2,533
Accounts and notes receivable, net             14,176        16,683
Inventories                                    23,219        22,390
Prepaid expenses                                  634           555
Deferred tax assets, net                          718           627
Current assets of discontinued operations           -           460
------------------------------------           -------    --------
Total current assets                          $47,111       $43,248
------------------------------------           -------    --------

Property, plant and equipment, net             14,072        13,956
Deferred tax assets, net                          246           937
Intangible assets, net                            769           801
Other assets, net                               6,300         4,989
Non-current assets of discontinued
operations							    -         4,275
------------------------------------           -------    --------
                                              $68,498       $68,206
=========================================     =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                          $   -        $2,583
Current maturities of subordinated debt         5,621         5,621
Current maturities of long-term debt              328           278
Trade accounts payable                          6,988         6,516
Accrued employee compensation                   5,175         5,470
Other accrued liabilities                       7,083         3,491
Current liabilities of discontinued
operations							   -             52
------------------------------------           -------    --------
Total current liabilities                     $25,195       $24,011
------------------------------------           -------    --------

Customer advances                               2,325         2,103
Other  long-term liabilities of discontinued
operations							    -         1,361
Long-term debt                                  6,869         7,047
------------------------------------           -------    --------
Stockholders' equity:
Common stock, $.01 par value.  Authorized
40,000,000 shares; issued 15,773,253 at
December 29, 2002 and 15,773,253 shares at
June 30, 2002 including shares in treasury	  158           158
Additional paid-in capital                     13,510        13,515
Retained earnings                              23,201        22,736
Accumulated other comprehensive loss              (80)         (131)
Less cost of common stock in treasury, shares
of 814,333 at December 29, 2002
and 806,956 at June 30, 2002			     (2,680)       (2,594)
------------------------------------           -------    --------

Total stockholders' equity                     34,109        33,684
------------------------------------           -------    --------

                                              $68,498       $68,206
=====================================         ========    ========

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)

                                              Six Months Ended
                                         December 29,   December 30,
                                             2002           2001
------------------------------------    ------------     ----------
Cash flows from operating activities:
Net earnings                                  $ 465           $2,235
Adjustments to reconcile net cash
provided by
operating activities:
(Gain) on disposal of discontinued
operations						   (2,222)              -
Taxes payable on gain from discontinued
operations (included in other accrued
liabilities)					    2,434               -
Net (earnings) loss from discontinued
operations							  4             (208)
Depreciation and amortization                 1,237            1,104
Loss on disposal of property, plant              13               23
and equipment
Deferred taxes                                  600            1,033
Changes in assets and liabilities, net
of acquisitions:
Accounts and notes receivable, net		    2,507           5,057
Inventories                                    (829)            546
Prepaid expenses                                (79)             32
Trade accounts payable                          472          (1,895)
Accrued liabilities and other                   988          (3,458)
------------------------------------    ------------      ----------

Net cash provided by continuing
activities						    5,590           4,469
------------------------------------    ------------     ----------
Net cash provided by discontinued
operations						      388             631
------------------------------------    ------------     ----------
Net cash provided by operating
activities						    5,978           5,100
------------------------------------    ------------     ----------

Cash flows from investing activities:
Additions to property, plant and            (1,221)            (481)
equipment
Additions to other assets                   (1,424)          (1,135)
Proceeds from disposal of discontinued
operations						   5,300               -
------------------------------------    ------------     ----------

Net cash provided (used) by investing
activities						   2,655           (1,616)
------------------------------------    ------------     ----------

Cash flows from financing activities:
Additions to long-term debt                      20               -
Repayments of long-term senior debt            (148)         (1,900)
Issuance of stock to employee benefit
plan							      164             153
Purchase of treasury stock                     (255)           (231)
Net change in short-term borrowings          (2,583)            150
------------------------------------    ------------     ----------

Net cash used by financing activities       (2,802)          (1,828)
------------------------------------    ------------     ----------
Net increase in cash and cash
equivalents						   5,831            1,656
Cash and cash equivalents at beginning
of year						   2,533              666
------------------------------------    ------------     ----------
Cash and cash equivalents at end of
period						  $8,364           $2,322
===================================     =============    ==========

See accompanying notes to consolidated financial statements.

                                  LaBARGE, INC.
                                    FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS - BASIS OF PRESENTATION

The consolidated balance sheets at December 29, 2002 and June 30, 2002, the related consolidated statements of operations for the three and six months ended December 29, 2002 and December 30, 2001 and the consolidated statements of cash flows for the six months ended December 29, 2002 and December 30, 2001, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.
Certain prior year amounts
have been reclassified to conform with the current year's presentation.

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

2.   GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

                      Three Months Ended         Six Months Ended
                    December     December    December     December
                       29,          30,         29,          30,
                      2002          2001        2002         2001
  -------------    ----------     --------    ---------    ---------
Gross sales          $24,697       $31,209     $48,069     $63,295
Less sales
discounts			 292           428         522       1,438
-------------      ----------     --------    ---------    ---------
Net sales            $24,405       $30,781     $47,547     $61,857
================    =========     =========   ========     ========

The Company accepts sales discounts from a number of customers in the normal course of business.


3.   ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

                                      December 29,      June 30,
                                          2002            2002
  ------------------------------       ----------      ----------
Billed shipments, net of progress        $13,236        $15,347
payments
Less allowance for doubtful                  158            114
accounts
------------------------------         ----------      ----------
Trade receivables, net                    13,078         15,233
Other current receivables                  1,098          1,450
------------------------------         ----------      ----------
                                         $14,176        $16,683
  ===============================      ==========     ===========

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At December 29, 2002 and June 30, 2002, other current receivables include $510,000 and $318,000 of customer payments, expected to be received as settlement for a prior claim for material under a long-term contract.

At December 29, 2002, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $2.0 million (14.1%), $1.8 million (12.7%) and $1.6 million (11.3%), respectively. This compares with $3.3 million (19.7%), $2.0 million (12.0%) and $1.6 million (9.6%) at June 30, 2002, respectively. The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience. See "Results of Operations," under "Management's Discussion and Analysis."


4.   INVENTORIES

Inventories consist of the following:
(dollars in thousands)

                                   December 29,        June 30,
                                       2002              2002
  ---------------------------       ----------      -------------
Raw materials                         $15,552         $13,883
Work in progress                        9,602           9,936
Less reserve for obsolescence             612             318
---------------------------         ----------      -------------
                                       24,542          23,501
Less progress payments                  1,323           1,111
  ---------------------------       ----------      -------------
                                      $23,219         $22,390
  ===========================       ===========      ===========

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.


5.   INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

                                December 29,          June 30,
                                    2002                2002
    -------------------         -------------     ---------------
Goodwill                            $ 406            $ 406
Less amortization                     200              200
-------------------             -------------     ---------------
Net goodwill                          206              206

Software                            2,080            1,981
Less amortization                   1,605            1,465
-------------------             -------------     ---------------
Net software                          475              516

Other, net                             88               79
-------------------             -------------     ---------------

Total intangible assets,
net						$ 769            $ 801
===================            ==============      ==============

The Company adopted the provisions of Statement 142, "Goodwill and Other Intangible Assets," in the first quarter ended September 30, 2001. Goodwill amortization expense was $0 for the three and six months ended December 29, 2002 and December 30, 2001, respectively. The net present value of the cash flow of the operation to which the goodwill relates generates sufficient cash flow to substantiate there is no impairment to the value of goodwill.

Software amortization expense was $71,000 and $45,000 for the three months ended December 29, 2002 and December 30, 2001, respectively. Software amortization expense was $140,000 and $84,000 for the six months ended December 29, 2002 and December 30, 2001, respectively. Software is amortized over a three-year period.

6.   OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

                                    December 29,        June 30,
                                        2002              2002
      -------------------           -------------      ---------
Cash value of life insurance            $4,605          $4,039
Deposits, licenses and other,            1,029             814
net						     $ 769           $ 801
Restricted cash                            530               -
Investments in businesses                  136             136
      -------------------           -------------     -----------
                                        $6,300          $4,989
   =========================        =============     ===========

Investments in businesses primarily refers to the Company's securities in Norwood Abbey, Ltd. Please see Note 2, "Notes to Consolidated
Financial Statements," for additional
information.

Restricted cash refers to cash in an escrow account which is related to the sale of the railroad industry portion of its ScadaNET Network(Trade Mark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC. See Note 8, "Discontinued Operations."

7.   SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

                                        December 29,     June 30,
                                            2002           2002
    ------------------------------        --------       --------
Short-term borrowings:
Revolving credit agreement:
 Balance at period-end                       $  -             $2,583
Interest rate at period-end                      -%            2.90%
Average amount of short-term borrowings
outstanding during period                   $ 512             $2,548
Average interest rate for period              3.38%            3.96%
Maximum short-term borrowings at any       $2,389             $6,320
month-end
===================================       =========       ==========
Senior long-term debt:
Senior lender:
Term loan                                  $6,316             $6,400
Other                                         881                925
Total senior long-term debt                 7,197              7,325
Less current maturities                       328                278
Long-term debt, less current maturities    $6,869             $7,047
===================================       =========       ==========
Subordinated debt:
Current maturities of subordinated debt    $5,621             $5,621
  ===================================     =========       ==========

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company has a senior, secured loan agreement with a bank.

The following is a summary of the agreement:

  * A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base
     formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit. As of
December 29, 2002, the
     maximum allowable was $10.9 million, net of letters of credit outstanding of
     $4.1 million. The revolver borrowing at December 29, 2002 was $0. Unused revolving credit available at December 29, 2002 was
$10.9 million.  This credit
     facility matures on September 30, 2004.

  * A $6.4 million term loan secured by the Company's headquarters building in
     St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and began in December 2002 with a final balloon payment due in October 2009. The balance at December 29, 2002 was $6.3 million.

  * Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 3.38%.

  * Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in
     relation to interest, minimum levels of EBITDA and
tangible net worth.   The
     Company is in compliance with its borrowing agreement covenants as of December
     29, 2002.

Subordinated Convertible Notes:
In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as the Network Technologies Group, achieves certain levels of net earnings. No participation payments were earned in the second quarter or first six months of fiscal 2003. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date.

In December 2002, the Company offered to repay the subordinated notes at a 1% premium. In January 2003, $1.3 million of the subordinated notes were tendered and repaid.

Other long-term debt:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at December 29, 2002 was $861,000.

The remaining $20,000 represents a long-term auto loan with a financial institution.
The loan is payable over five years with an interest rate of 0%.

To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company's exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap amounting to approximately $34,000 and $51,000 for the three and six months ended December 29, 2002, respectively, was recorded to other comprehensive loss.

Other Long-Term Liabilities:
Other long-term liabilities consist of customer advances in the amount of $2.3 million.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

          Fiscal Year
          -------------------------------------
          2003                            $5,754
          2004                               395
          2005                               403
          2006                               410
          2007                               418


8.   DISCONTINUED OPERATIONS

On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network(Trade Mark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri.

The sale is valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. The unclaimed balance will be released in equal increments over the next three years on the anniversary date of the sale. LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge will continue to produce the ScadaNET hardware. The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. Under a separate service agreement, LaBarge will also provide back-end network services to GETS Global Signaling through the earlier of June 2003 or such date as GETS Global Signaling integrates the service. The Company recognized a pre-tax gain of $2.2 million and a book tax expense of ($2.4 million), netting to a loss of $212,000.

The Company has recorded a deferred tax asset of $1.8 million related to the disposition of assets of the railroad business. Due to the uncertainty of realization of this asset, a reserve of $1.8 million has also been established.

9.   CASH FLOWS

Total cash payments for interest for the three and six months ended December 29, 2002 were $317,000 and $446,000, respectively, compared with $237,000 and $569,000, for the three and six months ended December 30, 2001, respectively. Cash receipts for federal and state income taxes were ($56,000) and ($738,000) for the three and six months ended December 29, 2002, respectively, compared with cash payments of $880,000 and $1.2 million for the three and six months ended December 30, 2001, respectively. The cash receipts represent a refund of overpayments of estimated taxes in prior periods.

10.  EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:

                                     Three Months Ended     Six Months Ended
                                    December   December   December   December
                                      29,         30,        29,        30,
                                      2002       2001       2002       2001
     -----------------------        --------    -------    -------    -------
Numerator:
Net earnings (loss) from
continuing operations			$  581      $1,155    $  681       $2,027
-----------------------             --------    -------    -------    -------
Net (loss) from discontinued
operations					  (198)         45      (216)         208
-----------------------             --------    -------    -------    -------
Net earnings                        $  383      $1,200    $  465       $2,235
-----------------------             --------    -------    -------    -------
Denominator:
Denominator for basic net earnings
per share					15,017      14,961    15,016       14,971
-----------------------             --------    -------    -------    -------
Potential common shares:
Denominator for diluted net
earnings per share - adjusted
weighted-average shares and
assumed conversions		      15,199      15,364    15,227      15,254
-----------------------             --------    -------    -------    -------

Basic net earnings per share:
Net income from continuing          $ 0.04      $ 0.08    $ 0.04      $ 0.14
operations
Net (loss) income from
discontinued operations              (0.01)          -     (0.01)       0.01
Basic net earnings                  $ 0.03      $ 0.08    $ 0.03      $ 0.15
-----------------------             --------    -------    -------    -------
Average common shares outstanding   15,017      14,961    15,016      14,971
==========================          ========   ========    =======    ======

Diluted net earnings per share:
 Net income from continuing
 operations					$ 0.04      $ 0.08     $ 0.04    $ 0.14
Net (loss) income from
discontinued operations              (0.01)          -     (0.01)      0.01
Diluted net earnings                $ 0.03      $ 0.08    $ 0.03     $ 0.15
-----------------------             --------    -------    -------    -------
Average diluted common shares
outstanding                         15,199      15,364    15,227     15,254
     ========================      =========    =======    =======    ======

Basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

The number of shares used in the calculation of earnings per share for each period presented is as follows:

                              Three Months Ended    Six Months Ended
                              December  December   December  December
                                 29,       30,       29,        30,
                                2002      2001       2002      2001
  -----------------------     --------- --------   --------  -------
Average common shares
outstanding - Basic		15,017    14,961     15,016      14,971
Dilutive options                 182       403        211         283
  -----------------------     --------- --------   --------  -------
Adjusted average common
shares
outstanding - Diluted		 15,199   15,364     15,227      15,254
 =========================     =======  ========   ========   ======

Options to purchase 260,000 shares (at a per-share price of $7.24 - $3.03) and 178,000 shares (at a per-share price of $7.24 - $4.38) were outstanding during the three months ended December 29, 2002 and December 30, 2001, respectively. Options to purchase 183,000 shares (at a per-share price of $7.24 - $3.43) and 242,000 shares (at per-share prices of $7.24 - $3.43) were outstanding during the six months ended December 29, 2002 and December 30, 2001, respectively. These options amounts were not included in the respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011. In addition, there are 703,000 shares reserved for issuance upon conversion of the Company's Subordinated Convertible Notes, at a conversion price of $8.00 per share, where not included because the conversion price was greater than the average market price of the common shares.


11.  LITIGATION AND CONTINGENCIES

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation ("MDC"), a wholly-owned subsidiary of The Boeing Company to supply aircraft wire harnesses. The Company has alleged that MDC supplied a defective bid package in its request for proposal. To date, attempts to negotiate a settlement of the claim arising from this defective bid package have not been successful. If a negotiated settlement is not reached, the Company anticipates filing an action in circuit court to seek an equitable adjustment.

Under the contract through December 29, 2002, the Company has delivered 126 sets of the wire harnesses with a sales value of $3.0 million. Included in the Accounts Receivable balance at December 29, 2002 is $510,000 representing a portion of the Company's claim against MDC on these shipments. Included in the Company's work-in-process balance at December 29, 2002 is $150,000, which will not be recovered at the current contract price and will be added to the Company's claim, plus lost profits.

In addition, MDC has exercised options under the contract, for an additional 52 sets of wire harnesses with a sales value of $1.2 million. Based on current cost estimates, the Company would have an additional claim of $290,000, plus lost profits, on these units. Sales taken on this contract are being recognized at zero gross profit.

MDC has options to purchase up to 150 additional sets of wire harnesses per year through calendar year 2006. Management's estimate, based upon forecasted information from MDC, is that the potential additional sales are 248 sets through fiscal year 2006. If these additional orders are placed at the current contract price, the additional sales would total $5.6 million and the Company would incur an additional loss of $1.5 million which would be added to the claim, plus lost profits.

The Company has consulted with legal counsel, and believes that it will recover these contract costs.

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales for the three months and six months ended December 29, 2002.

For the three and six months ended December 29, 2002, the Company's three largest customers were L-3 Communications, Schlumberger and Lockheed Martin.

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

LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware Corporation. The Company is engaged in the following business activities:

The Company's electronics manufacturing services business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers.

The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. Customers are served in a variety of markets with significant revenues from customers in the government systems, defense, aerospace, oil and gas, and other commercial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The sales backlog increased to $104.4 million at December 29, 2002, compared with $98.0 million at December 30, 2001. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. The diversification of the Company's customer base helps to protect it from volatility in any one market segment.

SIGNIFICANT EVENTS
Recent significant events include:

  * On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network(Trade Mark) remote equipment monitoring business to GE Transportation System Global Signaling, LLC
("GETS Global Signaling"), Grain Valley, Missouri.

  * The sale is valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. The unclaimed balance will be released in equal
     increments over the next three years on the anniversary date of the sale. LaBarge and GETS Global Signaling have entered into a manufacturing agreement
     under which LaBarge will continue to produce the ScadaNET hardware.
The pricing
     and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. Under a separate service agreement, LaBarge will also provide back-end network services to GETS Global Signaling through the earlier of June 2003 or such date as GETS Global Signaling integrates the service. The
     Company recognized a pre-tax gain of $2.2 million and a book tax expense of ($2.4 million), netting to a loss of $212,000.

  * As a result of the November 2002 sale of the railroad portion of the Company's ScadaNET Network(Trade Mark) business, the Network
Technologies Group
     will no longer be reported as a segment, since the remaining business accounts for less than one-half percent of total sales. See Note 8, "Discontinued Operations," and "Significant Events," below.

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

     The Company has adopted the provisions of Statement 142 with the first fiscal quarter ended September 30, 2001. At that time, an independent appraisal of the value of the assets of the former Network Technologies Group of the Company was obtained. That independent appraisal indicated that the fair market value of the assets exceeded book value; therefore,
     there was no impairment at that date.   As discussed above, a portion of
     these assets, including all the goodwill, was sold in November 2002 for a pretax gain of $2.2 million.

RESULTS OF OPERATIONS - Three and Six Months Ended December 29, 2002
Net Sales
(dollars in thousands)
                     Three Months Ended         Six Months Ended
                 December 29,    December    December    December 30,
                     2002           30,         29,          2001
                                   2001        2002
 Net sales          $24,405       $30,781     $47,547         $61,857
  ============     ========      ========    =========    =========

For the fiscal 2003 second quarter ended December 29, 2002, net sales were $24.4 million compared with $30.8 million for the same period of fiscal 2002. Prior year sales included $8.8 million of postal sorting equipment. This contract has been completed. Partially offsetting this was a $4.0 million increase in sales of airport security equipment. Customer-requested delays in shipment schedules also contributed to the sales decline.

Sales to the Company's 10 largest customers represented 83.4% of total revenue in the second quarter of fiscal 2003 versus 80.5% for the same period of fiscal 2002. The Company's top three customers and the portion of total second-quarter sales they represented were as follows: Schlumberger, 19%; L-3 Communications, 16%; and Lockheed Martin, 13%.

Gross Profit
(dollars in thousands)

                   Three Months Ended           Six Months Ended
                December 29,    December    December    December 30,
                    2002          30,          29,          2001
                                  2001        2002
 Gross profit      $4,711        $6,291      $9,308       $11,918
 Gross margin       19.3%         20.4%        19.6%         19.3%
 ============     ========      ========    =========     =========

The lower product margin in the fiscal 2003 second quarter, compared with the year-ago period is primarily a result of product mix. The margins are comparable for the first six months of fiscal years 2003 and 2002.

Selling and Administrative Expenses
(dollars in thousands)
                       Three Months Ended        Six Months Ended
                    December 29,  December     December     December
                        2002         30,         29,          30,
                                    2001         2002         2001
 Selling and
 administrative
 expenses		    $4,272      $4,170       $8,530        $8,195
 Percent of sales       17.5%       13.5%        17.9%         13.2%
 ============       ========      ========    =========      =========

Selling and administrative expenses as a percent of sales increased in the fiscal 2003 periods due to the relatively fixed component of these costs as a percentage of reduced sales volume. Higher medical costs of approximately $275,000 also contributed to the higher selling and administrative expenses.

Interest Expense
(dollars in thousands)
                   Three Months Ended           Six Months Ended
               December 29,    December     December    December 30,
                   2002           30,          29,          2001
                                 2001         2002
 Interest
 expense		 $202          $336         $425          $652
 ============    ========      ========     =========    =========

Interest expense decreased for the quarter ended December 29, 2002, primarily due to lower debt levels. Average short-term borrowings for the three- and six-month period ended December 29, 2002 were $1.5 million and $2.0 million lower than the same periods of fiscal 2002, respectively. Average interest rates declined 159 basis points for the three months ended December 29, 2002, as compared with the previous year.

Pretax Earnings from Continuing Operations
(dollars in thousands)
                      Three Months Ended         Six Months Ended
                  December 29,    December     December    December
                      2002           30,          29,         30,
                                    2001         2002        2001
 Pretax earnings
 from continuing
 operations		    $818        $1,887        $982        $3,269
  ============      ========      ========    =========    =========

The decrease in pretax earnings for the quarter ended December 29, 2002, compared with the same period of fiscal 2002, is primarily attributable to lower gross profit ($1.6 million) on a sales decrease of $6.4 million, an increase in selling and administration of $102,000, offset by a $134,000 reduction in interest expense. In addition, the Company recorded other income of $436,000 in the quarter ended December 29, 2002, representing a return of premiums under a split-dollar insurance benefit program.

Tax Expense from Continuing Operations
(dollars in thousands)
                      Three Months Ended         Six Months Ended
                  December 29,    December     December    December
                      2002           30,          29,         30,
                                    2001         2002        2001
Tax expense
 from continuing
 operations			$237          $732         $301       $1,242
  ============      ========      ========     =========   =========

The effective income tax rate for the three months ended December 29, 2002 was 29%, compared with 39% for the three months ended December 30, 2001. The decrease in the effective income tax rate is primarily due to the non-taxable $436,000 of other income received in the quarter. See "Pretax Earnings from Continuing Operations," above.

Discontinued Operations, Net of Tax
(dollars in thousands)

                         Three Months Ended      Six Months Ended
                        December    December    December   December
                           29,        30,          29,        30,
                          2002        2001        2002       2001
  -----------------    ----------   --------    --------    -------
Income (loss) from
 discontinued
 operations,(less
 applicable income
 taxes of  $10, $28,
 ($2), $127,
 respectively		$ 14        $  45        $   (4)      $ 208
Income on disposal
 of discontinued
 operations of $2,222
 (less applicable
 income tax expense
 of $2,434)			$ (212)     $  -         $ (212)     $   -
  ==================     =======    ========    ========    ========

Discontinued operations arose from the sale of the railroad industry portion of the Company's ScadaNET Network(Trade Mark) remote equipment monitoring business. See Note 8, "Discontinued Operations."

FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)
                          December 29,         June 30,
                              2002               2002
    Stockholders'
    equity			    $34,109            $33,684
    Debt                    $12,818            $15,529
    ================     ============         ==========

The Company's continuing operations provided $5.6 million of net cash for the six months ended December 29, 2002.

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit. As of December 29, 2002, the maximum allowable was $10.9 million, net of letters of credit outstanding of $4.1 million. The revolver borrowing at December 29, 2002 was $0. Unused revolving credit available at December 29, 2002 was $10.9 million. This credit facility matures on September 30, 2004.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

          Fiscal Year

          2003                            $5,754
          2004                               395
          2005                               403
          2006                               410
          2007                               418


Current cash balances will be sufficient to retire the remainder of the Subordinated Conversion Notes outstanding on their maturity date, June 29, 2003.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

Currently, the total debt-to-equity ratio for the Company is .38 to 1, versus ..46 to 1 at the end of fiscal 2002.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. The Company believes there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company's senior management discusses the accounting policies described below with the audit committee of the Company's board of directors on a periodic basis.

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

The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience.

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

Net Accounting Standards
In June 2002, the financial accounting standards board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.
The provisions of this statement are effective for exit or disposal activities that are inititated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for interim periods beginning after December 15, 2002.

                                     PART I

ITEM 4    Controls and Procedures

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

                                     PART II


ITEM 4.   Submission of Matter to a Vote of Security Holders

          On November 20, 2002, at the Company's Annual Meeting of Stockholders, stockholders took the following actions:

          a) We conducted the election for directors, received the votes of the stockholders, canvassed the votes cast, and the following persons received the number of votes set opposite their respective names:

           Name         Number of Votes FOR   Withheld Authority to
                                                       Vote
   Class A:
   Craig E. LaBarge           13,756,665               112,534
   James  P.  Shanahan,
   Jr.				13,806,654                62,545
   Jack E. Thomas, Jr.        13,804,554                64,645

          b) We conducted the balloting upon the proposed ratification of the selection of KPMG LLP as independent accountants for the fiscal year ending June 29, 2003, received the votes of the stockholders, canvassed the votes cast, and said proposal received 13,718,710 FOR votes, 115,666 AGAINST votes, and 34,823 votes
               ABSTAINED.  Said proposal was therefore adopted.


ITEM 6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Reports on Form 8-K:  Current reports on Form 8-K were filed:

          (a) on November 12, 2002, reporting the disposition of the railroad industry portion of its ScadaNET Network(Trade Mark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC
("GETS Global Signaling"),
               Grain Valley, Missouri; and
(b) on November 13, 2002, in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  LaBARGE, INC.




Date:  February 11, 2003



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

Date:  February 11, 2003

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

Date:  February 11, 2003