Form 10-Q
period 2003-03-30
LABARGE INC
filed 2003-05-14
CIK 57139

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 2003	Commission file number: 1-5761

LaBARGE, INC.

(Exact Name of Registrant as specified in its charter)

DELAWARE	73-0574586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900A Clayton Road, St. Louis, Missouri	63124

(Address)	(Zip Code)

(314) 997-0800

(Registrant’s telephone number, including Area Code)

N/A

(Forrmer name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of March 30, 2003 15,773,253 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarter Ended March 30, 2003

             Financial Information (Unaudited)

	I	Consolidated Statements of Operations	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Financial Statements	6
	II	Management’s Discussion and Analysis of Results of Operations and Financial Condition	15
Part I	Item 4.	Controls and Procedures	22
Part II	Item 6.	Exhibits and Reports on Form 8-K	23
Signature			24
Certifications			25-26

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(dollars in thousands, except per-share data)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net sales	$25,794	$29,553	$73,165	$91,235

Costs and expenses:
Cost of sales	20,447	23,710	58,590	73,507
Selling and administrative expense	3,660	3,551	11,542	11,261
Interest expense	197	269	622	920
Other income, net	(37)	(239)	(668)	(436)

Income before income taxes	1,527	2,262	3,079	5,983
Income tax expense	535	836	1,053	2,251

Net earnings from continuing operations	992	1,426	2,026	3,732

Discontinued operations:
Income (loss) from discontinued operations, (less applicable income taxes of ($170), ($106), ($389), ($152), respectively)	(276)	(181)	(632)	(252)
Income on disposal of discontinued operations of $2,222 (less applicable income tax expense of $2,434)	—	—	(212)	—

Net earnings	$716	$1,245	$1,182	$3,480

Basic net earnings per share:
Net income from continuing operations	$0.07	$0.09	$0.14	$0.25
Net income from discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)

Basic net earnings	$0.05	$0.08	$0.08	$0.23

Average common shares outstanding	14,950	14,964	14,994	14,969

Diluted net earnings per share:
Net income from continuing operations	$0.07	$0.09	$0.13	$0.24
Net income from discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)

Diluted net earnings	$0.05	$0.08	$0.08	$0.23

Average diluted common shares outstanding	15,053	15,499	15,170	15,344

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	March 30,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,185	$2,533
Accounts and notes receivable, net	14,732	16,569
Inventories	26,071	22,255
Prepaid expenses	655	537
Deferred tax assets, net	803	627
Current assets of discontinued operations	208	727

Total current assets	$47,654	$43,248

Property, plant and equipment, net	13,979	13,828
Deferred tax assets, net	272	937
Intangible assets, net	535	609
Other assets, net	6,055	4,980
Non-current assets of discontinued operations	251	4,604

	$68,746	$68,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$2,583
Current maturities of subordinated debt	4,297	5,621
Current maturities of long-term debt	394	278
Trade accounts payable	7,543	6,510
Accrued employee compensation	5,548	5,448
Other accrued liabilities	5,751	3,486
Current liabilities of discontinued operations	164	85

Total current liabilities	$23,697	$24,011

Customer advances	3,510	2,103
Other long-term liabilities of discontinued operations	—	1,361
Long-term debt	6,768	7,047

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; issued 15,773,253 at March 30, 2003 and 15,773,253 shares at June 30, 2002 including shares in treasury	158	158
Additional paid-in capital	13,500	13,515
Retained earnings	23,917	22,736
Accumulated other comprehensive loss	(42)	(131)
Less cost of common stock in treasury, shares of 845,880 at March 30, 2003 and 806,956 at June 30, 2002	(2,762)	(2,594)

Total stockholders’ equity	34,771	33,684

	$68,746	$68,206

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(dollars in thousands)

	Nine Months Ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net earnings	$1,182	$3,480
Adjustments to reconcile net cash provided by operating activities:
(Gain) on disposal of discontinued operations	(2,222)	—
Taxes payable on gain from discontinued operations (included in other accrued liabilities)	2,434	—
Net (earnings) loss from discontinued operations	632	252
Depreciation and amortization	1,738	1,573
Loss on disposal of property, plant and equipment	23	27
Deferred taxes	488	1,107
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	1,837	1,895
Inventories	(3,816)	1,047
Prepaid expenses	(118)	(71)
Trade accounts payable	1,033	(2,066)
Accrued liabilities and other	1,426	(1,817)

Net cash provided by continuing activities	4,637	5,427

Net cash used by discontinued operations	(118)	(170)

Net cash provided by operating activities	4,519	5,257

Cash flows from investing activities:
Additions to property, plant and equipment	(1,143)	(1,844)
Proceeds from disposal of plant and equipment	14	—
Additions to other assets	(1,784)	(108)
Proceeds from disposal of discontinued operations	5,300	—

Net cash provided (used) by investing activities	2,387	(1,952)

Cash flows from financing activities:
Additions to long-term debt	20	517
Repayments of long-term senior debt	(183)	(2,439)
Issuance of stock to employee benefit plan	229	207
Purchase of treasury stock	(412)	(231)
Net change in short-term borrowings	(3,908)	(1,175)

Net cash used by financing activities	(4,254)	(3,121)

Net increase in cash and cash equivalents	2,652	184
Cash and cash equivalents at beginning of year	2,533	666

Cash and cash equivalents at end of period	$5,185	$850

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS — BASIS OF PRESENTATION

The consolidated balance sheets at March 30, 2003 and June 30, 2002, the related consolidated statements of operations for the three and nine months ended March 30, 2003 and March 31, 2002, and the consolidated statements of cash flows for the nine months ended March 30, 2003 and March 31, 2002, have been prepared by LaBarge, Inc. (the “Company”) without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

2.     GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Gross sales	$26,055	$30,279	$73,948	$93,399
Less sales discounts	261	726	783	2,164

Net sales	$25,794	$29,553	$73,165	$91,235

The Company accepts sales discounts from a number of customers in the normal course of business.

3.     ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Billed shipments, net of progress payments	$13,997	$15,233
Less allowance for doubtful accounts	118	114

Trade receivables, net	13,879	15,119
Other current receivables	853	1,450

	$14,732	$16,569

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At March 30, 2003 and June 30, 2002, other current receivables include $510,000 and $318,000, of customer payments expected to be received as settlement for a prior claim for material under a long-term contract. See Note 11, “Litigations and Contingencies.”

At March 30, 2003, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $2.2 million (15.7%), $2.0 million (14.2%) and $1.5 million (10.4%), respectively. This compares with $3.3 million (21.0%), $2.0 million (12.6%) and $1.6 million (10.0%) at June 30, 2002, respectively. The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience. See “Results of Operations,” under “Management’s Discussion and Analysis.”

4.     INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Raw materials	$16,470	$13,757
Work in progress	10,844	9,922
Less reserve for obsolescence	787	313

	26,527	23,366

Less progress payments	456	1,111
	$26,071	$22,255

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

5.     INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Goodwill	$406	$406
Less amortization	200	200

Net goodwill	206	206

Software	1,878	1,814
Less amortization	1,587	1,450

Net software	291	364

Other, net	38	39

Total intangible assets, net	$535	$609

The Company adopted the provisions of Statement 142, “Goodwill and Other Intangible Assets,” in the first quarter ended September 30, 2001. Goodwill amortization expense was $0 for the three and nine months ended March 30, 2003 and March 31, 2002 respectively. The net present value of the cash flow of the operation to which the goodwill relates is sufficient to substantiate that there is no impairment to the value of goodwill. For this calculation, the Company assumes cash flow from operations to continue at current levels over a five-year period.

Software amortization expense was $43,000 and $53,000 for the three months ended March 30, 2003 and March 31, 2002, respectively. Software amortization expense was $137,000 and $131,000 for the nine months ended March 30, 2003 and March 31, 2002, respectively. Software is amortized over a three-year period.

6.     OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Cash value of life insurance	$4,386	$4,039
Deposits, licenses and other, net	1,003	805
Restricted cash	530	—
Investments in businesses	136	136

	$6,055	$4,980

Investments in businesses primarily refers to the Company’s securities in Norwood Abbey, Ltd. Please see Note 2, “Notes to Consolidated Financial Statements,” for additional information.

Restricted cash refers to cash in an escrow account which is related to the sale of the railroad industry portion of the Company’s ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC. See Note 8, “Discontinued Operations.”

7.     SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$—	$2,583
Interest rate at period-end	—%	2.90%
Average amount of short-term borrowings outstanding during period	$341	$2,548
Average interest rate for period	3.38%	3.96%
Maximum short-term borrowings at any month-end	$2,389	$6,320

Senior long-term debt:
Senior lender:
Term loan	$6,315	$6,400
Other	847	925

Total senior long-term debt	7,162	7,325
Less current maturities	394	278

Long-term debt, less current maturities	$6,768	$7,047

Subordinated debt:
Current maturities of subordinated debt	$4,297	$5,621

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company has a senior, secured loan agreement with a bank.
The following is a summary of the agreement:

•	A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit. As of March 30, 2003, the maximum allowable was $13.0 million, net of letters of credit outstanding of $2.0 million. The revolver borrowing at March 30, 2003 was $0. Unused revolving credit available at March 30, 2003 was $13.0 million. This credit facility matures on September 30, 2004.

•	A $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri. The loan payment schedule is based on a 25-year amortization and began in December 2002 with a final balloon payment due in October 2009. The balance at March 30, 2003 was $6.3 million.

•	Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 4.87%.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to interest, and minimum tangible net worth. The Company is in compliance with its borrowing agreement covenants as of March 30, 2003.

Subordinated Convertible Notes:

In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued its Subordinated Convertible Notes (“Notes”) due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bear interest at 7.5% per annum payable quarterly, and noteholders are entitled to participation payments if LaBarge-OCS, Inc., operating as the Network Technologies Group, achieves certain levels of net earnings. No participation payments were earned in the third quarter or first nine months of fiscal 2003. The Notes are convertible by the holders into LaBarge, Inc. Common Stock at $8.00 per share at any time up to their maturity date. In January 2003, $1.3 million of the subordinated notes were repaid.

Other Long-Term debt:

Industrial Revenue Bonds:

In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at March 30, 2003 was $829,000.

To mitigate the exposure to changes in interest rates, the Company entered into an interest rate swap agreement. This agreement, designated as a cash flow hedge, swaps a portion of the Company’s exposure to three-month LIBOR rates with a fixed rate of 5.95%. The notional amount of the agreement is $3.5 million and it expires in June 2003. In accordance with SFAS 133, as amended by SFAS 138, the change in fair value of the swap amounting to approximately $38,000 and $89,000 for the three and nine months ended March 30, 2003, respectively, was recorded to other comprehensive loss.

Other Long-Term Liabilities:

Other long-term liabilities consist of customer advances in the amount of $3.5 million.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2003	$4,395
2004	395
2005	403
2006	410
2007	418

8.     DISCONTINUED OPERATIONS

On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC (“GETS Global Signaling”), Grain Valley, Missouri.

The sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling’s assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. The unclaimed balance will be released in equal increments over the next three years on the anniversary date of the sale. LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge will continue to produce the ScadaNET hardware. The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. Under a separate service agreement, LaBarge will also provide back-end network services to GETS Global Signaling through the earlier of June 2003 or such date as GETS Global Signaling integrates the service. The Company recognized a pre-tax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000.

The Company has recorded a deferred tax asset of $1.8 million related to the disposition of assets of the railroad business. Due to the uncertainty of realization of this asset, a reserve of $1.8 million has also been established.

On March 28, 2003, the Company determined it will exit its remaining ScadaNET Network™ business. As a result the remaining assets and liabilities are classified, “discontinued operations.” The results of discontinued operations are divided between the railroad industry portion, sold on November 1, 2002 and other ScadaNET Network business as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Railroad ScadaNET Network business	$—	$(42)	$(4)	$168
Other ScadaNET Network business	(276)	(139)	(628)	(420)

Loss on discontinued operations, net of tax	$(276)	$(181)	$(632)	$(252)

9.     CASH FLOWS

Total cash payments for interest for the three and nine months ended March 30, 2003 were $252,000 and $674,000, respectively, compared with $407,000 and $976,000, for the three and nine months ended March 31, 2002, respectively. Net cash payments for federal and state income taxes were $1.8 million and $1.1 million for the three and nine months ended March 30, 2003, respectively, compared with cash payments of $139,000 and $1.4 million for the three and nine months ended March 31, 2002, respectively.

10.     EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Numerator:
Net earnings from continuing operations	$992	$1,426	$2,026	$3,732
Net loss from discontinued operations	(276)	(181)	(844)	(252)

Net earnings	$716	$1,245	$1,182	$3,480

Denominator:
Denominator for basic net earnings per share	14,950	14,964	14,994	14,969

Potential common shares:
Denominator for diluted net earnings per share — adjusted weighted-average shares and assumed conversions	15,053	15,499	15,170	15,344

Basic net earnings per share:
Net earnings from continuing operations	$0.07	$0.09	$0.14	$0.25
Net loss from discontinued operations	(0.02)	(0.01)	(0.06)	(0.02)

Basic net earnings	$0.05	$0.08	$0.08	$0.23

Average common shares outstanding	14,950	14,964	14,994	14,969

Diluted net earnings per share:
Net earnings from continuing operations	$0.07	$0.09	$0.13	$0.24
Net loss from discontinued operations	(0.02)	(0.01)	(0.05)	(0.01)

Diluted net earnings	$0.05	$0.08	$0.08	$0.23

Average diluted common shares outstanding	15,053	15,499	15,170	15,344

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

The number of shares used in the calculation of earnings per share for each period presented is as follows:

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Average common shares outstanding — basic	14,950	14,964	14,994	14,969
Dilutive options	103	535	176	375

Adjusted average common shares outstanding — diluted	15,053	15,499	15,170	15,344

Options to purchase 579,000 shares (at a per-share price of $7.24 to $2.85) and 80,000 shares (at a per-share price of $7.24 to $4.38) were outstanding during the three months ended March 30, 2003 and March 31, 2002, respectively. Options to purchase 260,000 shares (at a per-share price of $7.24 to 3.03) and 105,000 shares (at per-share prices of $7.24 to 3.77) were outstanding during the nine months ended March 30, 2003 and March 31, 2002, respectively. These options amounts were not included in the respective computations of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011. In addition, there are 537,000 shares reserved for issuance upon conversion of the Company’s Subordinated Convertible Notes, at a conversion price of $8.00 per share, which were not included because the conversion price was greater than the average market price of the common shares.

11.     STOCK COMPENSATION

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement 123,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company’s stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Net earnings, as reported	$716	$1,245	$1,182	$3,480
Pro forma net earnings	679	1,182	1,071	3,291

Net earnings per share:
Basic—as reported	$0.05	$0.08	$0.08	$0.23
Basic—pro forma	0.05	0.08	0.07	0.22

Diluted—as reported	$0.05	$0.08	$0.08	$0.23
Diluted—pro forma	0.05	0.08	0.07	0.21

12.     LITIGATION AND CONTINGENCIES

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation (“MDC”), a wholly-owned subsidiary of The Boeing Company to supply aircraft wire harnesses. The Company has alleged that MDC supplied a defective bid package in its request for proposal. To date, attempts to negotiate a settlement of the claim arising from this defective bid package have not been successful. If a negotiated settlement is not reached, the Company anticipates filing an action in circuit court to seek an equitable adjustment.

Under the contract through March 30, 2003, the Company has delivered 151 sets of the wire harnesses with a sales value of $3.5 million. Included in the accounts receivable balance at March 30, 2003 is $510,000 representing a portion of the Company’s claim against MDC on these shipments. Included in the Company’s work-in-process balance at March 30, 2003 is $180,000, which will not be recovered at the current contract price and will be added to the Company’s claim, plus lost profits.

In addition, MDC has exercised options under the contract, for an additional 120 sets of wire harnesses with a sales value of $2.7 million. Based on current cost estimates, the Company would have an additional claim of $381,000, plus lost profits, on these units. Sales taken on this contract are being recognized at zero gross profit.

MDC has options to purchase up to 150 additional sets of wire harnesses per year through calendar year 2006. Management’s estimate, based upon forecasted information from MDC, is that the potential additional sales are 155 sets through fiscal year 2006. If these additional orders are placed at the current contract price, the additional sales would total $3.6 million and the Company would incur an additional loss of $626,000 which would be added to the claim, plus lost profits.

The Company has consulted with legal counsel, and believes that it will recover these contract costs.

Geographic Information

The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales for the three months and nine months ended March 30, 2003.

For the three and nine months ended March 30, 2003, the Company’s three largest customers were Schlumberger, L-3 Communications and Lockheed Martin.

LaBARGE, INC.
FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to the risks, uncertainties and assumptions.

LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware Corporation. The Company is engaged in the following business activities:

The Company’s electronics manufacturing services business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers.

The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration. Customers are served in a variety of markets with significant revenues from customers in the government systems, defense, aerospace, oil and gas, and other commercial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The sales backlog increased to $110.4 million at March 30, 2003, compared with $99.5 million at March 31, 2002. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company’s core competencies and the application of those competencies to targeted large customers in a variety of industries. The diversification of the Company’s customer base helps to protect it from volatility in any one market segment.

SIGNIFICANT EVENTS
Recent significant events include:

•	On March 28, 2003, the Company determined to exit the remaining ScadaNET Network ™ business, which is treated as discontinued operations.

•	On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation System Global Signaling, LLC (“GETS Global Signaling”), Grain Valley, Missouri.

•	The sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling’s assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. The unclaimed balance will be released in equal increments over the next three years on the anniversary date of the sale. LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge will continue to produce the ScadaNET hardware. The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. Under a separate service agreement, LaBarge will also provide back-end network services to GETS Global Signaling through the earlier of June 2003 or such date as GETS Global Signaling integrates the service. The Company recognized a pre-tax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000.

•	As a result of the November 2002 sale of the railroad portion of the Company’s ScadaNET Network™ business, the Network Technologies Group will no longer be reported as a segment.

•	The Company has adopted the provisions of Statement 142 “Goodwill and Other Intangible Assets,” with the first fiscal quarter ended September 30, 2001. At that time, an independent appraisal of the value of the assets of the former Network Technologies Group of the Company was obtained. That independent appraisal indicated that the fair market value of the assets exceeded book value; therefore, there was no impairment at that date. As discussed above, a portion of these assets, including all the goodwill, was sold in November 2002 for a pretax gain of $2.2 million.

RESULTS OF OPERATIONS — Three and Nine Months Ended March 30, 2003
Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2003

Net sales	$25,794	$29,553	$73,165	$91,235

For the fiscal 2003 third quarter ended March 30, 2003, net sales were $25.8 million compared with $29.6 million for the same period of fiscal 2002. Prior year sales included $4.0 million of postal sorting equipment. This contract has been completed. Partially offsetting this was a $2.1 million increase in sales of airport security equipment and an $800,000 increase in sales to defense customers. Sales to oil and gas customers declined $1.5 million during the quarter.

Sales to the Company’s 10 largest customers represented 83% of total revenue in the third quarter of fiscal 2003 versus 77% for the same period of fiscal 2002. The Company’s top three customers and the portion of total third-quarter sales they represented were as follows: Schlumberger, 15%; L-3 Communications, 14%; and Lockheed Martin, 12%.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Gross profit	$5,347	$5,843	$14,575	$17,728
Gross margin	20.7%	19.8%	19.9%	19.4%

The higher gross profit margin in the fiscal 2003 third quarter, compared with the year-ago period is primarily a result of product mix. The margins are comparable for the first nine months of fiscal years 2003 and 2002.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Selling and administrative expenses	$3,660	$3,551	$11,542	$11,262
Percent of sales	14.2%	12.0%	15.8%	12.3%

Selling and administrative expenses as a percent of sales increased in the fiscal 2003 periods due to the relatively fixed component of these costs as a percentage of reduced sales volume. Higher medical costs of approximately $91,000 and $256,000 for the three- and nine-month periods ended March 30, 2003, respectively, contributed to the increase in selling and administrative expenses over prior periods.

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Interest expense	$197	$269	$622	$920

Interest expense decreased for the quarter ended March 30, 2003, primarily due to lower debt levels. Average short-term borrowings for the three- and nine-month periods ended March 30, 2003 were $3.8 million and $2.6 million lower than the same periods of fiscal 2002, respectively. Average floating interest rates declined 142 basis points for the three months ended March 30, 2003, as compared with the previous year.

Pretax Earnings from Continuing Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Pretax earnings from continuing operations	$1,527	$2,262	$3,079	$5,983

The decrease in pretax earnings for the quarter ended March 30, 2003, compared with the same period of fiscal 2002, is primarily attributable to lower gross profit ($496,000) on a sales decrease of $3.8 million, an increase in selling and administrative expenses of $109,000, offset by a $72,000 reduction in interest expense. For the nine-month period, reduced gross profit ($3.2 million) on an $18.1 million decrease in sales were the significant factors for the decrease in pretax earnings. In addition, the Company recorded other income of $436,000 in the quarter ended December 29, 2002, representing a return of premiums under a split-dollar insurance benefit program.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Tax expense from continuing operations	$535	$836	$1,053	$2,251

The effective income tax rate for the three months ended March 30, 2003 was 35%, compared with 37% for the three months ended March 31, 2002. The decrease in the effective income tax rate is primarily due to the non-taxable $436,000 of other income received in the quarter. See “Pretax Earnings from Continuing Operations,” above.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2003	2002	2003	2002

Loss from discontinued operations, (less applicable income taxes of ($170), ($106), ($389), ($152), respectively	$(276)	$(181)	$(632)	$(252)
Income on disposal of discontinued operations of $2,222 (less applicable income tax expense of $2,434)	$—	$—	$(212)	$—

Discontinued operations arose from the sale of the railroad industry portion of the Company’s ScadaNET Network™ remote equipment monitoring business on November 1, 2002, and the decision of March 28, 2003, to seek a buyer of the remaining ScadaNET Network business. See Note 8, “Discontinued Operations.”

FINANCIAL CONDITION AND LIQUIDITY
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	March 30,	June 30,
	2003	2002

Stockholders’ equity	$34,771	$33,684
Debt	$11,459	$15,529

The Company’s continuing operations provided $4.6 million of net cash for the nine months ended March 30, 2003.

The Company has a revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit. As of March 30, 2003, the maximum allowable was $13.0 million, net of letters of credit outstanding of $2.0 million. The revolver borrowing at March 30, 2003 was $0. Unused revolving credit available at March 30, 2003 was $13.0 million. This credit facility matures on September 30, 2004.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2003	$4,395
2004	395
2005	403
2006	410
2007	418

Current cash balances are expected to be sufficient to retire the remainder of the Subordinated Convertible Notes outstanding on their maturity date, June 29, 2003.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

Currently, the total debt-to-equity ratio for the Company is .33 to 1, versus  .46 to 1 at the end of fiscal 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. The Company believes there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The Company’s senior management discusses the accounting policies described below with the audit committee of the Company’s board of directors on a periodic basis.

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

The SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. The Company’s revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

Accounts Receivable

Accounts receivables have been reduced by an allowance for amounts that may become uncollectable in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the Company’s customers.

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

Goodwill and Other Long-Lived Assets

The Company has adopted the provisions of SFAS No. 142 on July 2, 2001, and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill is reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company’s judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” that provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the new disclosure requirements of this statement.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which provide guidance on when certain entities should be consolidated or the interest in those entities should be disclosed by enterprises that do not control them through majority voting interest. Management does not believe adoption of this interpretation will have a material impact on the Company’s financial statements.

PART I

ITEM 4.	Controls and Procedures

The Company’s Chief Executive Officer and President, Craig E. LaBarge, and the Company’s Vice President, Chief Financial Officer and Secretary, Donald H. Nonnenkamp, have evaluated the Company’s internal controls and disclosure controls systems within 90 days of the filing of this report.

Messrs. LaBarge and Nonnenkamp have concluded that the Company’s disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Since Messrs. LaBarge’s and Nonnenkamp’s most recent review of the Company’s internal controls systems, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II

ITEM 6.     Exhibits and Reports on Form 8-K

     (a)  Exhibits:

10.20	Third Amendment to Loan Agreement was made and entered into as of the 17th day of March, 2003, by and among LABARGE, INC., LABARGE PROPERTIES, INC., and U.S. BANK NATIONAL ASSOCIATION.

     (b)  Reports on Form 8-K:

Current reports on Form 8-K were filed:

*	on January 13, 2003, Amendment No. 1 to its Form 8-K filed on November 12, 2002. This amendment was submitted to file certain pro forma financial information related to the disposition of the railroad portion of its ScadaNET Network™ remote equipment monitoring business.

*	on March 11, 2003, in accordance with Regulation FD to report certain information the Registrant intended to present to certain institutional investors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date: May 13, 2003

/s/Donald H. Nonnenkamp Donald H. Nonnenkamp Vice President and Chief Financial Officer

LaBarge, Inc.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig E. LaBarge, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LaBarge, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Craig E. LaBarge

Chief Executive Officer and President
Date: May 13, 2003

LaBarge, Inc.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald H. Nonnenkamp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LaBarge, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Donald H. Nonnenkamp

Vice President, Chief Financial
Officer and Secretary

Date: May 13, 2003