Form 10-K
period 2003-06-29
LABARGE INC
filed 2003-09-05
CIK 57139

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 29, 2003 Commission File Number 1-5761

LaBARGE, INC.

(Exact name of registrant specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

73-0574586

(I.R.S. Employer Identification Number)

9900A CLAYTON ROAD, ST. LOUIS, MISSOURI 63124

(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code:	(314) 997-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	American Stock Exchange

Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
NONE

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant's is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [ X].

As of June 29, 2003, 14,928,350 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $36.6 million, based upon the closing price of the common stock on the American Stock Exchange on June 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part III herein.

LaBarge, Inc.

Form 10-K
 For The Year Ended June 29, 2003

Part I

Item 1.	Business Summary
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Auditing and Financial Disclosures
Item 9a.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

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

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

The Company's dependence on a few large customers;
The Company's dependence on government contracts, which are subject to cancellation;
The Company's ability to control costs, especially on fixed-price contracts;
The size and time of new contract awards to replace completed or expired contracts;
Cutbacks in defense spending by the U.S. Government;
Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
Availability and increases in the cost of raw materials, labor and other resources;
Increased competition in the Company's markets;
The Company's ability to manage operating expenses;
The outcome of litigation to which the Company may become a party; and
The availability, amount, type and cost of financing for the Company, and any change to that financing.

       Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.
ITEM 1.	BUSINESS

General Development of Business and Information about Business Activity
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware corporation.

LaBarge manufactures and designs high-performance electronics and interconnect systems for customers in diverse technology-driven markets. The Company's core competencies are to provide complete electronic systems solutions, including the design, engineering and manufacturing of interconnect systems, circuit card assemblies and high-level assemblies for its customers' specialized applications. This has been the Company's principal business since 1985.

The Company markets its services to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The Company serves customers in a variety of markets with revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The Company's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas. The Company employs approximately 840 people including 15 sales personnel, 29 engineers and 50 technicians who provide direct customer support as needed, and 30 executive and corporate administrative support people.

Sales were $102.9 million for fiscal 2003, compared with $117.2 million in fiscal 2002, and $116.7 million in fiscal 2001. The backlog for the Company at June 29, 2003 was approximately $123.6 million, compared with $98.0 million at June 30, 2002, an increase of 26%. The growth in backlog is the result of a sales and marketing effort that concentrate on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. Approximately $41.9 million of the backlog at fiscal 2003 year end is not scheduled to ship within the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $21.0 million at fiscal 2002 year end.

Sales and Marketing
During fiscal 2003, the Company generated significant revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation in oil and gas wells, and mail sorting equipment. However, the Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets. The diversification of the Company's customer base helps protect it from volatility in any one market segment.

With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments. The Company typically carries inventories only related to specific contracts, and title passes to the customer when products are shipped.

The Company seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales. These close relationships allow the Company to better understand the customers' business needs and identify ways to provide greater value to the customer.

Competition
There is intense competition for all of the Company's targeted customers. While the Company is not aware of another entity that competes in all of its capabilities, there are numerous companies, many larger, which compete in one or more of these capabilities. The Company's customers frequently have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, outsource production of such products to the Company. The principal bases of competition are service, price, engineering expertise, technical and manufacturing capability, quality, reliability, and overall project management capability.

Concentration of Business
Three customers, each with multiple operating units, together accounted for in excess of 40% of the Company's consolidated sales in fiscal 2003: L3 Communications accounted for 15% of total sales; Schlumberger accounted for 14% of total sales; and Lockheed Martin accounted for 12% of total sales. No other customer accounted for more than 9% of total sales. Sales to the largest 10 customers represented approximately 82% of the Company's total sales in fiscal year 2003, and 75% in fiscal year 2002.

Manufacturing Operations
The Company has organized its engineering and production to provide flexible independent plant locations with specific design and manufacturing capabilities. This approach allows local management at each facility to concentrate the necessary attention on specific customer needs and, at the same time, control all key aspects of the engineering and manufacturing processes.

Strategy
The Company's strategy is to continue to focus on core competencies and grow its business through internal development and acquisition.

Capital Structure

The Company has a bank credit facility that provides financing for the Company's headquarters building in St. Louis, Missouri, and provides working capital for its operations.

The following is a summary of the credit facility:

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of June 29, 2003, net of letters of credit outstanding of $2.1 million, the maximum available was $12.9 million. The revolver borrowing at June 29, 2003 was $0. This credit facility matures on September 30, 2004.

A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization and began in December 2002 with a balloon final payment due in October 2009. The current balance at June 29, 2003 was $6.3 million.

Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the period, the average rate was approximately 2.4%.

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to interest and tangible net worth. The Company is in compliance with its borrowing agreement covenants as of June 29, 2003.

Other long-term debt:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at June 29, 2003 was $797,000.

Other Long-Term Liabilities:

Other long-term liabilities are advances from customers in the amount of $2.8 million.

The ratio of debt-to-equity as of June 29, 2003 was .20 to 1, compared with .46 to 1 at June 30, 2002.

Environmental Compliance
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of any segment of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company's foreign sales in each of fiscal 2003, fiscal 2002 and fiscal 2001 were less than 10% of the total Company revenue.

ITEM 2.	PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:
Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	49,000	Owned

Stafford, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	48,000	2019

Joplin, MO	Manufacturing & Offices	5	50,400	Owned

Joplin, MO	Manufacturing	4	33,000	2005

Lenexa, KS	Offices	.5	4,137	2003

St. Louis, MO	Offices	8	65,176	Owned

Tulsa, OK	Manufacturing & Offices	3	55,000	2004

Tulsa, OK	Manufacturing	1	6,425	2004

Tulsa, OK	Offices	.5	3,235	2005

ITEM 3.	LEGAL PROCEEDINGS

In June 2000, the Company entered into a contract with McDonnell Douglas Corporation ("MDC"), a wholly-owned subsidiary of The Boeing Company ("Boeing"), to supply aircraft wire harnesses. The Company claimed that MDC supplied a defective bid package in its request for proposal. During fiscal 2002, the Company submitted a claim to Boeing. As of June 30, 2002, the Company had amounts associated with this claim included in accounts receivable and work in process inventory of approximately $207,000 and $298,000, respectively. In fiscal year 2003, Boeing and the Company negotiated a settlement of the claim. As a result, the Company recorded additional sales revenue of $900,000 and profit of $205,000 in the fourth quarter due to a retroactive price adjustment on units shipped. The settlement also provides for revised unit pricing on future options.
ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 29, 2003.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 39 filed herewith.

The following table contains certain information as of June 29, 2003 with respect to options granted and outstanding under the Company's three stock option plans, shares available for purchase as of that date under the Company's employee stock purchase plan, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by security holders	1,562,863	$2.94	547,117

ITEM 6.	SELECTED FINANCIAL DATA

Reference is made to the information contained in the section entitled "Selected Financial Data" on page 38 filed herewith.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 through 45 herewith.
ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2003, 2002 and 2001 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of June 29, 2003, the Company had $7.1 million in total debt. Industrial revenue bonds totaling $797,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $6.3 million is subject to fluctuation. The additional interest cost to the Company if interest rates went up 1%, would be approximately $63,000 for one year. In the past, the Company has used interest rate swaps to mitigate the impact of increasing interest rates. The Company's interest rate swap expired in June 2003. The Company may elect to utilize similar interest rate swaps in the future.
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedule" contained on page 15 filed herewith.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President, Craig E. LaBarge, and the Company's Vice President, Chief Financial Officer and Secretary, Donald H. Nonnenkamp, have evaluated the Company's internal controls and disclosure controls systems within 90 days of the filing of this report.

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
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in the Company's definitive proxy materials to be filed within 120 days after the end of the Company's fiscal year covered by this report and is incorporated by reference.

PART IV
ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
a.	Consolidated Financial Statements.
See "Index to Consolidated Financial Statements and Schedule" contained on page 15.
b.	Reports on Form 8-K.
The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the fiscal quarter ended June 29, 2003:
1.

 May 14, 2003 to file Certifications by the Company's Chief Executive Officer and
 Chief Financial Officer of the Company Quarterly Report on Form 10-Q for its fiscal quarter ended March 30, 2003, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	2.	May 7, 2003 to make certain Regulation FD disclosures.
	3.	May 1, 2003 to file as an exhibit the Company's press release announcing results of its fiscal 2003 third quarter and first nine months.
c.	Exhibits.
See "Exhibits" below.
d.	Consolidated Financial Statement Schedule.
See "Index to Consolidated Financial Statements and Schedule"
contained on page 15.

EXHIBITS
Exhibit Number	Description
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

10.1(a)

Second Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on November 30, 1993. Previously filed with the Securities and Exchange Commission July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.1(b)

Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.1(c)

Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 3, 1995. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.1(d)

Fifth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

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

10.3

LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675and incorporated herein by reference.

10.3(a)

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.4

Management Retirement Savings Plan of LaBarge, Inc. Previously filed with the Securities and Exchange Commission on July 23, 1996 with the Company's Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.7

LaBarge, Inc. 1995 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.10

LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company''s definitive Proxy Statement on Schedule 14A, filed on September 21, 1998, and incorporated herein by reference.

10.10(a)

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 12, 1999 and incorporated here in by reference.

10.15

Agreement and Plan of Merger dated February 9, 1999, among LaBarge, Inc., LaBarge-OCS, Inc. and Open Cellular Systems, Inc., with an Index of omitted exhibits and schedules and agreement by LaBarge to furnish such omitted exhibits and schedules upon request. Previously filed with the Securities and Exchange Commission with the Company Annual Report on Form 10-K on September 27, 1999, and incorporated herein by reference.

10.16	LaBarge, Inc. 1999 Non-Qualified Stock Option Plan. Previously filed with the Company's definitive Proxy Statement on Schedule 14A filed on October 8, 1999, and incorporated herein by reference.
10.17

Executive Severance Agreement dated November 8, 1999, between Donald H. Nonnenkamp and LaBarge, Inc., previously filed with Securities and Exchange Commission with the Company's Current Report on Form 10-K on September 22, 2000, and incorporated herein by reference.

10.19

Loan Agreement by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc. Previously filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q on May 14, 2002 and incorporated herein by reference.

10.19(a)*	First Amendment to the Loan Agreement dated March 12, 2002, by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc.
10.19(b)*	Second Amendment to the Loan Agreement dated March 12, 2002, by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc.
10.19(c)

Third Amendment to the Loan Agreement dated March 12, 2002, by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc. previously filed with the Securities and Exchange Commission with the Current Report Form 10-Q on May 14, 2003, and incorporated herein by reference.

10.20

Asset Purchase Agreement dated November 1, 2002, between G.E. Transportation Systems Global Signaling, LLC and the Company, previously filed with the Securities and Exchange Commission with the Current Report Form 8-K dated November 12, 2002 and incorporated herein by reference.

10.21

Manufacturing Agreement dated November 1, 2002, between G.E. Transportation Systems Global Signaling, LLC and the Company, previously filed with the Securities and Exchange Commission with the Current Report Form 8-K dated November 12, 2002 and incorporated herein by reference.

21*	Subsidiaries of the Company.
23(a)*	Independent Auditors' Consent.
24*	Power of Attorney (see signature page).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(a).

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(a).

32*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(b).

*Document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:
LaBarge, Inc.

By:	/s/Donald H. Nonnenkamp

Donald H. Nonnenkamp Vice President & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and Donald H. Nonnenkamp and each of them, and substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

SIGNATURE	TITLE	DATE

/s/Craig E. LaBarge	Chief Executive Officer, President and Director	August 20, 2003

Craig E. LaBarge

/s/Donald H. Nonnenkamp	Vice President, Chief Financial Officer	August 20, 2003

Donald H. Nonnenkamp	and Secretary

/s/Robert H. Chapman	Director	August 20, 2003

Robert H. Chapman

/s/Robert G. Clark	Director	August 20, 2003

Robert G. Clark

/s/Richard P. Conerly	Director	August 20, 2003

Richard P. Conerly

/s/John G. Helmkamp, Jr.	Director	August 20, 2003

John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand	Director	August 20, 2003

Lawrence J. LeGrand

/s/James P. Shanahan, Jr.	Director	August 20, 2003

James P. Shanahan, Jr.

/s/Jack E. Thomas, Jr.	Director	August 20, 2003

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Consolidated Financial Statements and Schedule	Page

Independent Auditors' Report	16

Consolidated Statements of Income,
Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
17

Consolidated Balance Sheets,
As of June 29, 2003, and June 30, 2002	18

Consolidated Statements of Cash Flows,
Years Ended June 29, 2003, June 30, 2002 and July 1, 2001	19

Consolidated Statements of Stockholders' Equity,
Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
20

Notes to Consolidated Financial Statements	21 - 39

Schedule II - Valuation and Qualifying Accounts	46

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

Independent Auditors' Report

The Board of Directors and Stockholders
of LaBarge, Inc.:

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, in fiscal year 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/KPMG LLP
St. Louis, Missouri August 15, 2003

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (Amounts In Thousands -- Except Per Share Amounts)

	Year Ended

	June 29, 2003	June 30, 2002	July 1, 2001

Net sales	$102,901	$117,190	$116,655

Cost and expenses:
Cost of sales	82,053	95,239	93,138
Selling and administrative expense	15,662	14,742	14,478
Interest expense	820	1,144	1,873
Other income, net	(710)	(622)	(714)

Earnings from continuing operations
before income taxes	5,076	6,687	7,880
Income tax expense	1,757	2,326	2,880

Net earnings from continuing operations	3,319	4,361	5,000

Discontinued operations:
Loss from discontinued operations, (less
applicable income tax benefit of ($519, $263 and $182, respectively)	(859)	(431)	(1,172)
Disposal of discontinued operations of $2,222
(less applicable income tax expense of $2,434)	(212)	---	---

Net earnings	$2,248	$3,930	$3,828

Basic net earnings per common share:
Net earnings from continuing operations	$0.22	$0.29	$0.34
Net earnings from discontinued operations	(0.07)	(0.03)	(0.08)

Basic net earnings	$0.15	$0.26	$0.26

Average common shares outstanding	14,977	14,975	14,914

Diluted net earnings per share:
Net earnings from continuing operations	$0.22	$0.28	$0.34
Net earnings from discontinued operations	(0.07)	(0.02)	(0.08)

Diluted net earnings	$0.15	$0.26	$0.26

Average diluted common shares outstanding	15,101	15,404	14,914

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (Amounts In Thousands -- Except Share Amounts)

	June 29, 2003		June 30, 2002

ASSETS
Current assets:
Cash and cash equivalents		$4,030	$2,533
Accounts and other receivables, net		15,653	16,569
Inventories		25,743	22,255
Prepaid expenses		956	537
Deferred tax assets, net		637	627
Current assets of discontinued operations		215	727

Total current assets		47,234	43,248

Property, plant and equipment, net		14,255	13,828
Deferred tax assets, net		299	937
Intangible assets, net		476	609
Other assets, net		4,727	4,980
Non-current assets of discontinued operations		171	4,604

		$67,162	$68,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$	---	$2,583
Current maturities of subordinated debt		---	5,621
Current maturities of long-term debt		395	278
Trade accounts payable		7,808	6,510
Accrued employee compensation		5,930	5,448
Other accrued liabilities		7,627	3,486
Current liabilities of discontinued operations		66	85

Total current liabilities		$21,826	$24,011

Other long-term liabilities		2,788	2,103
Other long-term liabilities of discontinued operations		---	1,361
Long-term debt		6,669	7,047

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at June 29, 2003, and 15,773,253 at June 30, 2002, including shares in treasury		158	158
Additional paid-in capital		13,486	13,515
Retained earnings		24,984	22,736
Accumulated other comprehensive loss		---	(131)
Less cost of common stock in treasury, shares of 844,903 at June 29, 2003 and 779,143 at June 30, 2002	(2,749)		(2,594)

Total stockholders' equity		35,879	33,684

		$67,162	$68,206

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts In Thousands)

	Year Ended

	June 29, 2003	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net earnings	$2,248	$3,930	$3,828
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	(2,222)	---	---
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	2,434	---	---
Net loss from discontinued operations	859	431	1,172
Depreciation and amortization	2,294	2,103	1,908
Deferred Taxes	628	1,430	737
Other	48	25	1
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	916	(351)	1,140
Inventories	(3,488)	657	(945)
Prepaid expenses	(419)	170	153
Trade accounts payable	1,298	(3,093)	1,382
Accrued liabilities and other	2,993	1,738	1,955

Net cash provided by continuing operations	7,589	7,040	11,331
Net cash used by discontinued operations	(361)	(414)	(219)

Net cash provided by operating activities	7,228	6,626	11,112

Cash flows from investing activities:
Additions to property, plant and equipment	(2,579)	(2,833)	(2,121)
Proceeds from disposal of plant and equipment	14	---	---
Disposition of (additions to) other assets	183	(130)	(229)
Proceeds from disposal of discontinued operations	5,300	---	---

Net cash provided (used) by investing activities	2,918	(2,963)	(2,350)

Cash flows from financing activities:
Borrowings of long-term senior debt	20	6,400	---
Repayments of long-term senior debt	(281)	(8,351)	(1,812)
Issuance of stock to employees	293	303	212
Purchase of treasury stock	(477)	(231)	---
Net change in short-term borrowings	(2,583)	83	(7,230)
Repayments of subordinated debt	(5,621)	---	---

Net cash used by financing activities	(8,649)	(1,796)	(8,830)

Net increase (decrease) in cash and cash equivalents	1,497	1,867	(68)
Cash and cash equivalents at beginning of year	2,533	666	734

Cash and cash equivalents at end of period	$4,030	$2,533	$666

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts In Thousands -- Except Share Amounts)
	Common Stock					Treasury Stock
			Additional Paid-in Capital
				Retained Earnings

	Shares	Par Value			Accumulated Other Comprehensive Loss	Shares	Par Value
Balance at July 2, 2000	15,773,253	$158	$13,722	$14,978	$ ---	(921,199)	$(3,085)

Comprehensive income:
Net earnings	---	---	---	3,828	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	(97)	---	---

Issued for the Employee Stock Purchase Plan	---	---	(153)	---	---	109,027	365

Purchase of common stock to treasury	---	---	---	---	---	(4)	---

Balance at July 1, 2001	15,773,253	$158	$13,569	$18,806	$(97)	(812,176)	$(2,720)

Comprehensive income:
Net earnings	---	---	---	3,930	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	(34)	---	---

Issued for the Employee Stock Purchase Plan	---	---	(47)	---	---	87,163	290

Purchase of common stock to treasury	---	---	---	---	---	(74,130)	(231)

Exercise of stock options	---	---	(7)	---	---	20,000	67

Balance at June 30, 2002	15,773,253	$158	$13,515	$22,736	$(131)	(779,143)	$(2,594)

Comprehensive income:
Net earnings	---	---	---	2,248	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	131	---	---

Issued for the Employee Stock Purchase Plan	---	---	(21)	---	---	87,640	289

Purchase of common stock to treasury	---	---	---	---	---	(163,400)	(477)

Exercise of stock options	---	---	(8)	---	---	10,000	33

Balance at June 29, 2003	15,773,253	$158	$13,486	$24,984	$ ---	(844,903)	$(2,749)

For the fiscal years ended June 29, 2003, June 30, 2002, and July 1, 2001, total comprehensive income was $2.4 million, $3.9 million and $3.7 million, respectively.

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company's financial results reflect the following primary business activities:

The Company's electronics manufacturing business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

Services are marketed to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The Company serves customers in the defense, aerospace, oil and gas, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri. See Note 2, "Acquisitions, Discontinued Operations and Investments."

Principles of Consolidation
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries, and joint ventures in which LaBarge has an interest greater than 50%. Significant intercompany accounts and transactions have been eliminated. Investments in 20% to .50%-owned companies are accounted for on the equity method. Investments in less than 20%-owned companies are accounted for at cost.

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2003 consisted of 52 weeks, as did fiscal years 2002 and 2001.

Reclassifications of Prior Year Amounts
Certain prior period amounts have been reclassified to conform to the current year's presentation.

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

Revenue Recognition and Cost of Sales
Revenue on production contracts is recorded when specific contract terms are fulfilled, usually upon delivery (the delivery method). Under long-term contracts for which the delivery method is an inappropriate measure of performance, revenue is recognized on the percentage-of-completion method based upon incurred costs compared with total estimated costs under the contract. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.

Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that may become uncollectable in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the Company's customers.

The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience.

Inventories
Inventories are valued at the lower of cost or market and have been reduced by an allowance for excess and obsolete inventories. The Company adjusts the value of its allowance based upon assumptions of future usage and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, any adjustment to the carrying value of the deferred tax assets would be charged to income in the period such determination was made.

Goodwill and Other Long-Lived Assets
The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives.

Fair Value of Financial Instruments
The Company considered the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the term loan, and the Industrial Revenue Bonds and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of June 29,2003.

Property, Plant and Equipment
Property, plant and equipment is carried at cost and includes additions and improvement which extend the remaining useful life of the assets. Depreciation is computed on the straight-line method.

Cash Equivalents
The Company considers cash equivalents to be temporary investments which are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of less than three months.

Employee Benefit Plans
The Company has a contributory savings plan covering certain employees. The Company expenses all plan costs as incurred.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123. Under APB No. 25, no compensation expense was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Fiscal Year Ended

	June 29	June 30,	July 1,
	2003	2002	2001

Net earnings, as reported	$2,248	$3,930	$3,828
Pro forma net earnings	2,134	3,751	3,559

Net earnings per share:
Basic -- as reported	$0.15	$0.26	$0.26
Basic -- pro forma	0.14	0.25	0.24

Diluted -- as reported	$0.15	$0.26	$0.26
Diluted -- pro forma	0.14	0.24	0.24

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.3%; expected dividend yield of 0%; expected life of six years and, expected volatility of 48%. The expected life of stock options for fiscal 2002 and fiscal 2001 was six and three years, respectively.

New Accounting Standards
In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45," "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.") FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. Management does not believe adoption of this interpretation will have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which provide guidance on when certain entities should be consolidated or the interest in those entities should be disclosed by enterprises that do not control them through majority voting interest. Management does not believe adoption of this interpretation will have a material impact on the Company's financial statements.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe adoption of this statement will have a material impact on the Company's financial statements.
2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

Discontinued Operations
On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri. The ScadaNET Network remote equipment monitoring business had been operated as the Network Technologies Group.