Form 10-K/A
period 2003-06-29
LABARGE INC
filed 2003-09-11
CIK 57139

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
Series C Junior Participating Preferred Stock Purchase Rights

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [ X].

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

LaBarge, Inc.

Form 10-K/A
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

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

-	The Company's dependence on a few large customers;
-	The Company's dependence on government contracts, which are subject to cancellation;
-	The Company's ability to control costs, especially on fixed-price contracts;
-	The size and time of new contract awards to replace completed or expired contracts;
-	Cutbacks in defense spending by the U.S. Government;
-	Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
-	Availability and increases in the cost of raw materials, labor and other resources;
-	Increased competition in the Company's markets;
-	The Company's ability to manage operating expenses;
-	The outcome of litigation to which the Company may become a party; and
-	The availability, amount, type and cost of financing for the Company, and any change to that financing.

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
3.3

Certificate of Designations for Series C Junior Participating Preferred Stock, previously filed as Exhibit 3 to the Company's Registration Statement on Form 8-A on September 11, 2001 and incorporated herein by reference.

4.1(a)

Form of Rights Agreement dated as of November 8, 2001 between the Company and UMB Bank, as Rights Agent, which includes as Exhibit B the form of Rights Certificate, previously filed as Exhibit 4 to the Company's Registration Statement on Form 8-A on September 11, 2001 and incorporated herein by reference.

4.1(b)**

Amendment dated December 5, 2001 to the Rights Agreement appointing Registrar and Transfer Company as successor Rights Agent with respect to Series C Junior Participating Preferred Stock Purchase Rights.

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

10.10

LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company's definitive Proxy Statement on Schedule 14A, filed on September 21, 1998, and incorporated herein by reference.

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

10.19(a)*

First Amendment to the Loan Agreement dated March 12, 2002, by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc. previously filed with the Securities and Exchange Commission with the Current Report Form 10-K on September 5, 2003, and incorporated herein by reference.

10.19(b)*

Second Amendment to the Loan Agreement dated March 12, 2002, by and among U.S. Bank, N.A., LaBarge, Inc. and LaBarge Properties, Inc. previously filed with the Securities and Exchange Commission with the Current Report Form 10-K on September 5, 2003, and incorporated herein by reference.

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

21*	Subsidiaries of the Company.
23(a)**	Independent Auditors' Consent.
24	Power of Attorney (see signature page).

31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(a).

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(a).

32**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(b).

*  Document filed previously with initial Form 10-K on September 5, 2003.

** Document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 10, 2003
LaBarge, Inc.

By:	/s/DONALD H. NONNENKAMP

Donald H. Nonnenkamp Vice President & Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to the Report has been signed as of September 10, 2003 by the following persons on behalf of the Registrant and in the capacities indicated:

SIGNATURE	TITLE	DATE

/s/CRAIG E. LABARGE	Chief Executive Officer, President and Director	9/10/2003

Craig E. LaBarge

/s/DONALD H. NONNENKAMP	Vice President, Chief Financial Officer	9/10/2003

Donald H. Nonnenkamp	and Secretary

*	Director	9/10/2003

Robert H. Chapman

*	Director	9/10/2003

Robert G. Clark

*	Director	9/10/2003

Richard P. Conerly

*	Director	9/10/2003

John G. Helmkamp, Jr.

*	Director	9/10/2003

Lawrence J. LeGrand

*	Director	9/10/2003

James P. Shanahan, Jr.

*	Director	9/10/2003

Jack E. Thomas, Jr.

*By: /s/DONALD H. NONNENKAMP
       Donald H. Nonnenkamp
       Attorney-in-fact

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

On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network(TradeMark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri. See Note 2, "Acquisitions, Discontinued Operations and Investments."

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123. Under APB No. 25, no compensation expense was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

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

Discontinued Operations
On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network(TradeMark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri. The ScadaNET Network remote equipment monitoring business had been operated as the Network Technologies Group.

The sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. The Company expects the escrowed balance to be released in equal installments over the next three years on the anniversary date of the sale. LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge continues to produce the ScadaNET hardware. The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. Under a separate service agreement, LaBarge agreed to provide support services to GETS Global Signaling through the earlier of June 2003 or such date as GETS Global Signaling integrates the service. This agreement was terminated by GETS Global Signaling in May 2003. The Company recognized a pre-tax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000.

On March 28, 2003, the Company committed to exit the non-railroad ScadaNET Network(TradeMark) business. As a result, the non-railroad assets and liabilities are classified as discontinued operations. The loss from discontinued operations is divided as follows between the railroad business, sold on November 1, 2002, and other ScadaNET Network business:
	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2003	2002	2001

Railroad ScadaNET Network business	$(4)	$125	$(1,172)
Other ScadaNET Network business	(855)	(556)	---

Loss on discontinued operations, net of tax	$(859)	$(431)	$(1,172)

Subsequent to year-end, on August 7, 2003, the Company sold the non-railroad ScadaNET Network business for $225,000. This amount approximated the book value of the assets sold.
3.	GROSS AND NET SALES

Gross and net sales consist of the following:

(dollars in thousands)
	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2003	2002	2001

Gross sales	$104,443	$120,923	$118,773
Less sales discounts	1,542	3,733	2,118

Net sales	$102,901	$117,190	$116,655

The Company accepts sales discounts from a number of customers in the normal course of business.

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended June 29, 2003, June 30, 2002 and July 1, 2001 were as follows:
Customer	2003	2002	2001

1	15%	19%	27%
2	14%	17%	17%
3	12%	14%	10%

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(dollars in thousands)
	June 29,	June 30,
	2003	2002

Billed shipments, net of progress payments	$15,324	$15,233
Less allowance for doubtful accounts	100	114

Trade receivables, net	15,224	15,119
Other current receivables	429	1,450

	$15,653	$16,569

Progress payments are from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

At June 29, 2003 and June 30, 2002, other current receivables include $0 and $318,000, respectively, of customer payments to be received as a settlement under a prior claim for material.

For the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, expense for doubtful accounts charged to income before income taxes was $26,000, $(83,000) and $324,000, respectively.

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	June 29,	June 30,
	2003	2002

Raw materials	$15,618	$13,444
Work in progress	10,275	9,921

	$25,893	$23,365
Less progress payments	150	1,110

	$25,743	$22,255

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, expense for obsolete or slow moving inventory charged to income before income taxes was $581,000, $185,000 and $1.1 million, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

			Estimated
	June 29,	June 30,	useful life
	2003	2002	in years

Land	$2,458	$2,458	-
Building and improvements	8,669	8,331	5-33
Leasehold improvements	2,923	2,716	2-10
Machinery and equipment	13,384	12,122	2-12
Furniture and fixtures	1,994	1,927	5-20
Computer equipment	2,528	2,413	3
Construction in progress	52	117	-

	$32,008	$30,084
Less accumulated depreciation	17,753	16,256

	$14,255	$13,828

Depreciation expense was $2.1 million, $1.9 million and $1.7 million for the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:

(dollars in thousands)
	June 29,	June 30,
	2003	2002

Goodwill	$406	$406
Less amortization	200	200

Net goodwill	$206	$206

Software	1,900	1,814
Less amortization	1,634	1,450

Net software	$266	$364
Other, net	4	39

Total intangible assets, net	$476	$609

The Company adopted the provisions of SFAS No. 142 in the first quarter ended September 30, 2001. Goodwill amortization expense was $0, $0 and $927,000 for the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively. The net present value of the cash flow of the operation to which the goodwill relates is sufficient to substantiate that there is no impairment to the value of goodwill.

Software is amortized over a three-year period. Software amortization expense was $204,000, $192,000 and $144,000 for the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

The Company anticipates that amortization expense will approximate $250,000 per year for the next five years.

Basic and diluted earnings (loss) per share are computed as follows and include adjustment to prior periods required by the adoption of SFAS No. 142:

	June 29,	June 30,	July 1,
	2003	2002	2001

Net earnings	$2,248	$3,930	$3,828
Add back:
Goodwill amortization expense	---	---	927

Adjusted net earnings	$2,248	$3,930	$4,755

Basic net earnings per share:
Net earnings	0.15	0.26	0.26
Goodwill amortization	---	---	0.06

Adjusted basic net earnings per share	$0.15	$0.26	$0.32

Diluted net earnings per share:
Net earnings	0.15	0.26	0.26
Goodwill amortization	---	---	0.06

Adjusted diluted net earnings per share	$0.15	$0.26	$0.32

8.	OTHER ASSETS

Other assets is summarized as follows:

(dollars in thousands)
	June 29,	June 30,
	2003	2002

Cash value of life insurance	$3,551	$4,039
Deposits, licenses and other, net	510	805
Restricted cash	530	---
Other	136	136

	$4,727	$4,980

Restricted cash refers to cash in an escrow account which is related to the sale of the railroad industry portion of the Company's ScadaNET Network(TradeMark) remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC. See Note 2, "Discontinued Operations."
9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)
	June 29,	June 30,
	2003	2002

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$ ---	$2,583
Interest rate at year-end		2.90%
Average amount of short-term borrowings
outstanding during period	$256	$2,548
Average interest rate for fiscal year	3.38%	3.96%
Maximum short-term borrowings at any month-end	2,389	6,320

Senior long-term debt:
Senior lender:
Term loan	$6,251	$6,400
Other	813	925

Total senior long-term debt	7,064	7,325
Less current maturities	395	278

Long-term debt, less current maturities	$6,669	$7,047

Subordinated debt	$ ---	$5,621

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for the interest in fiscal years 2003, 2002 and 2001 were $0.8 million, $1.2 million and $2.0 million, respectively.

Senior Lender:

The Company has a credit facility with a bank that provides financing for the Company's headquarters building in St. Louis, Missouri, and provides working capital for its operations.

The following is a summary of the credit facility:
-

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

-

A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization and began in December 2002 with a balloon final payment due in October 2009. The current balance at June 29, 2003 was $6.3 million.

-	Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For fiscal 2003, the average rate was approximately 2.4%.

-

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

The aggregate maturities of long-term obligations are as follows:

(dollars in thousands)

Fiscal Year

2004	$395
2005	403
2006	410
2007	418
2008	423
Thereafter	5,015

Total	$7,064

Subordinated Convertible Notes:
In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bore interest at 7.5% per annum payable quarterly, and noteholders were entitled to participation payments if LaBarge-OCS, Inc., operating as the Network Technologies Group, achieved certain levels of net earnings. No participation payments were earned in fiscal 2003. The Notes were convertible by the holders into LaBarge, Inc. common stock at $8.00 per share at any time up to their maturity date. In January 2003, $1.3 million of the Notes were repaid. In June 2003, the remaining $4.3 million of Notes were repaid.

Other Long-Term Liabilities:
Other long-term liabilities consist of customer advances in the amount of $2.8 million at June 29, 2003, and $2.1 million at June 30, 2002.
10.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2019. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

Rental expense under operating leases is as follows:
(dollars in thousands)

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2003	2002	2001

Initial term of more than one year	$1,791	$1,851	$1,061
Short-term rentals	345	250	758

	$2,136	$2,101	$1,819

At June 29, 2003, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:
(dollars in thousands)

Fiscal Year

2004		$1,388
2005		832
2006		545
2007	.	458
2008	.	443

11.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess of the first 8% of this contribution. During 2003, 2002 and 2001, Company matching contributions were $358,000, $385,000 and $346,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no such contributions for 2003, 2002 and 2001.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The increase in the cash value of the life insurance policies exceeded the premiums paid by $115,000, $92,000 and $123,000 in fiscal years 2003, 2002 and 2001, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.2 million, at June 29, 2003, compared with $1.3 million at June 30, 2002. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $2.4 million at June 29, 2003 versus $2.1 million at June 30, 2002.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. In fiscal 2003, 87,640 shares were purchased in the amount of $268,500, of which the Company recognized expense of approximately $36,000. In fiscal 2002, 87,163 shares were purchased by employees in the amount of $243,836, of which the Company recognized expense of approximately $40,000.

12.	OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

	Fiscal Year Ended

	June 29,	June 30,	July 1,
	2003	2002	2001

Interest income	$71	$48	$175
Property rental income	937	1,008	900
Property rental expense	(592)	(404)	(649)
Other, net	294	(30)	288

	$710	$622	$714

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

In fiscal 2003, Other, net includes $436,000, representing a return of premiums under a split-dollar insurance benefit program. In fiscal 2002, Other, net includes income recognized in connection with the sale of certain technology totaling $70,000. In fiscal 2001, Other, net includes income recognized in connection with the sale of certain technology totaling $513,000 net of related expenses, and expenses incurred associated with the sale of LaBarge Clayco Wireless in June 2000, totaling $262,000.

At June 29, 2003, the future minimum rental income under leases with tenants in excess of one year is as follows:
(dollars in thousands)

Fiscal Year

2004	.	$919
2005		902
2006		555
2007		428
2008		423

13.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

	June 29,	June 30,	July 1,
	2003	2002	2001

Current:
U.S. Federal	$1,391	$519	$1,540
State and Local	265	231	281

Total	$1,656	$750	$1,821

Deferred:
U.S. Federal	$92	$1,377	$967
State and Local	9	199	92

Total	$101	$1,576	$1,059

Discontinued operations:
U.S. Federal	$(434)	$(219)	$(152)
State and Local	(85)	(44)	(30)

Total	$(519)	$(263)	$(182)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:
(dollars in thousands)

	June 29,	June 30,	July 1,
	2003	2002	2001

Computed "expected" tax expense (benefit)	$1,726	$2,274	$2,679
Increase (reduction) in income taxes resulting from:
Federal tax credit	$(76)	$(254)	$ ---
State and local tax	163	283	246
Other	(56)	23	(45)

Total	$1,757	$2,326	$2,880

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
	June 29,	June 30,
	2003	2002

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory reserves	$379	$305
Deferred compensation	902	782
Intangibles	3	13
Other	225	287
Deferred revenue	---	518
Net operating loss carryforwards	---	83

Total gross deferred tax assets	$1,509	$1,988

Deferred tax liabilities:
Property, plant and equipment, principally due to
differences in depreciation	$(573)	$(424)

Total gross deferred tax liabilities	$(573)	$(424)

Net deferred tax assets	$936	$1,564

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operation will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $1.8 million for fiscal 2003, $1.8 million for fiscal 2002 and $2.3 million for fiscal 2001.

14.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	June 29,	June 30,	July 1,
	2003	2002	2001

Numerator:
Net earnings from continuing operations	$3,319	$4,361	$5,000
Net loss from discontinued operations	(859)	(431)	(1,172)
Loss on disposal, net of tax	(212)	---	---

Net earnings	$2,248	$3,930	$3,828

Denominator:
Denominator for basic net
earnings per share	14,977	14,975	14,914

Potential common shares:
Denominator for diluted net earnings per share -- adjusted weighted-average shares and assumed conversions	15,101	15,404	14,914

Basic net earnings (loss) per share:
Net earnings (loss) from continuing
operations	$0.22	$0.29	$0.34
Net loss from discontinued operations	(0.06)	(0.03)	(0.08)
Loss on disposal, net of tax	(0.01)	---	---

Basic net earnings	$0.15	$0.26	$0.26

Diluted earnings (loss) per share:
Net earnings (loss) from continuing
operations	$0.22	$0.28	$0.34
Net loss from discontinued operations	(0.06)	(0.02)	(0.08)
Loss on disposal, net of tax	(0.01)	---	---

Diluted net earnings per share	$0.15	$0.26	$0.26

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.
	Twelve Months Ended

	June 29,	June 30,
	2003	2002

Average common shares outstanding -- basic	14,977	14,975
Dilutive options	124	429

Adjusted average common shares outstanding -- diluted	15,101	15,404

Options to purchase 270,000 shares (at a per-share price of $3.03 to $7.24) and 132,000 shares (at a per-share price of $4.38 to $7.24) were outstanding during the twelve months ended June 29, 2003, and June 30, 2002, respectively. These options amounts were not included in the respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011.

15.	STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at July 2, 2000	919,628	$3.16	160,788	$5.86

Canceled	(74,515)	4.77	---	---
Granted	388,475	2.62	---	---	$0.76
Exercised	---	---	---	---

Outstanding at July 1, 2001	1,233,588	$2.96	308,651	$4.20

Canceled	(16,775)	7.24	---	---
Granted	336,050	3.07	---	---	$1.89
Exercised	(20,000)	3.30	---	---

Outstanding at June 30, 2002	1,532,863	$2.94	565,010	$3.41

Canceled	(35,513)	4.48	---	---
Granted	75,513	3.61	---	---	$1.51
Exercised	(10,000)	2.50	---	---

Outstanding at June 29, 2003	1,562,863	$2.94	791,840	$3.05

The following table summarizes information about stock options outstanding:

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Number Outstanding at June 29, 2003	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable at June 29, 2003	Weighted Average Exercise Price

$2.50 - $3.76	1,402,075	7.00	$2.63	663,340	$2.60
$3.77 - $5.96	101,513	2.67	$4.98	86,000	$4.82
$5.97 - $7.24	59,275	3.14	$6.69	42,500	$6.47

$2.50 - $7.24	1,562,863			791,840

All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans.
16.	LITIGATION AND CONTINGENICIES

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

17.	SUBSEQUENT EVENT

On August 7, 2003, the Company sold the remainder of its ScadaNET Network(TradeMark) business for $225,000 cash. This amount approximates the book value of the assets sold.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per share amounts)

	September 29,	December 29,	March 30,	June 29,
FY2003	2002	2002	2003	2003

Net sales	$23,070	$24,302	$25,794	$29,735

Cost of sales	18,511	19,633	20,447	23,462
Selling and administrative expense	3,965	3,916	3,660	4,121
Interest expense	223	202	197	198
Other (income) expense, net	(48)	(580)	(37)	(45)

Net earnings before income taxes	$419	$1,131	$1,527	$1,999
Income tax expense	162	355	535	705
Net earnings from continuing operations	257	776	992	1,294

Discontinued operations:
Loss from discontinued operations	(174)	(181)	(276)	(228)
Disposal of discontinued operations	---	(212)	---	---

Net earnings	$83	$383	$716	$1,066

Basic net earnings per share:
Net earnings from continuing operations	$0.02	$0.05	$0.07	$0.09
Net earnings from discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)

Basic net earnings	0.01	0.03	0.05	0.07

Average common shares outstanding	15,015	15,017	14,950	14,927

Diluted earnings per share:
Net earnings from continuing operations	$0.02	$0.05	$0.07	$0.09
Net earnings from discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)

Diluted net earnings	0.01	0.03	0.05	0.07

Average diluted common shares outstanding	15,272	15,199	15,053	15,072

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(continued)
	September 30,	December 30,	March 31,	June 30,
FY2002	2001	2001	2002	2002

Net sales	$31,029	$30,653	$29,552	$25,955

Cost of sales	25,379	24,438	23,710	21,712
Selling and administrative expense	3,809	3,901	3,551	3,481
Interest expense	315	336	269	223
Other (income) expense, net	(95)	(102)	(240)	(185)

Net earnings before income taxes	$1,621	$2,080	$2,262	$724

Income tax expense	599	807	836	84
Net earnings from continuing operations	1,022	1,273	1,426	640

Discontinued operations:
Income (loss) from discontinued operations	14	(73)	(181)	(191)

Net earnings	$1,036	$1,200	$1,245	$449

Basic net earnings per share:
Net earnings from continuing operations	$0.07	$0.09	$0.10	$0.04
Net earnings from discontinued operations	---	(0.01)	(0.02)	(0.01)

Basic net earnings	0.07	0.08	0.08	0.03

Average common shares outstanding	14,981	14,961	14,964	14,991

Diluted earnings per share:
Net earnings from continuing operations	$0.07	$0.08	$0.09	$0.04
Net earnings from discontinued operations	---	---	(0.01)	(0.01)

Diluted net earnings	0.07	0.08	0.08	0.03

Average diluted common shares outstanding	15,147	15,364	15,499	15,550

In the fourth quarter of fiscal 2002, the Company recognized a $925,000 charge resulting from a change in an estimate on long-running customer contracts.

LaBarge, Inc.
SELECTED FINANCIAL DATA
(Dollars In Thousands -- Except Per Share Amounts)

	Year Ended

	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000	June 27, 1999

Net sales	$102,901	$117,190	$116,655	$78,271	$78,519
Pretax earnings (loss) from
continuing operations	5,076	6,687	7,880	(32)	(3,280)
Net earnings (loss) from
continuing operations	3,319	4,361	5,000	(27)	(2,753)

Discontinued operations:
Income (loss) from
operations, net of taxes	(859)	(431)	(1,172)	(1,231)	(327)

Gain (loss) on disposal,
net of taxes	(212)	---	---	2,833	---

Net earnings (loss)	$2,248	$3,930	$3,828	$1,575	$(3,080)

Basic earnings (loss) per share:
Net earnings (loss) from
continuing operations	$0.22	$0.29	$0.34	$ ---	$(0.18)
Net earnings (loss) from
discontinued operations	(0.07)	(0.03)	(0.08)	0.11	(0.02)

Basic net earnings (loss)	$0.15	$0.26	$0.26	$0.11	$(0.20)

Diluted earnings (loss) per share:
Net earnings (loss) from
continuing operations	$0.22	$0.28	$0.34	$ ---	$(0.18)
Net earnings (loss) from
discontinued operations	(0.07)	(0.02)	(0.08)	0.11	(0.02)

Diluted net earnings (loss)	$0.15	$0.26	$0.26	$0.11	$(0.20)

Total assets	$67,162	$68,206	$67,538	$68,733	$59,654
Long-term debt	$6,669	$7,047	$13,121	$15,025	$20,290

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The disposal of the Company's interest in LaBarge Clayco Wireless was reported as a discontinued operation. Accordingly, the operating results of LaBarge Clayco Wireless in fiscal years 1999 and 2000 are reported as discontinued operations. The Company's interest in the Network Technologies Group was reported as a discontinued operation (see Note 2). Accordingly, the operating results of Network Technologies Group for fiscal years 1999, 2000, 2001, 2002 and 2003 are reported as discontinued operations.

The results of discontinued operations, net of taxes is divided between LaBarge Clayco Wireless and Network Technologies Group as follows:

	Year Ended

	June 29, 2003		June 30, 2002		July 1, 2001		July 2, 2000	June 27, 1999

LaBarge Clayco Wireless	$	---	$	---	$	---	$293	$200
Network Technologies Group		(859)		(431)		(1,172)	(1,524)	(527)

		$(859)		$(431)		$(1,172)	$(1,231)	$(327)

Stock Price and Cash Dividends: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 21, 2003, there were approximately 3,017 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2003 and 2002, as reported by the American Stock Exchange.
2002-2003	High	Low
July - September	$4.00	$2.80
October - December	$3.32	$2.60
January - March	$3.04	$2.54
April - June	$3.60	$2.69

2001 - 2002	High	Low
July - September	$3.29	$2.77
October - December	$4.43	$2.87
January - March	$5.09	$3.39
April -June	$5.60	$3.85

The Company has paid no cash dividends on its common stock.

LaBarge, Inc.
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

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

-	The Company's dependence on a few large customers;
-	The Company's dependence on government contracts, which are subject to cancellation;
-	The Company's ability to control costs, especially on fixed-price contacts;
-	The size and time of new contract awards to replace completed or expired contracts;
-	Cutbacks in defense spending by the U.S. Government;
-	Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
-	Availability and increases in the cost of raw materials, labor and other resources;
-	Increased competition in the Company's markets;
-	The Company's ability to manage operating expenses;
-	The outcome of litigation to which the Company may become a party; and
-	The availability, amount, type and cost of financing for the Company, and any change to that financing.

       Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview

LaBarge, Inc. ("LaBarge or the "Company") is a Delaware corporation.

The Company's electronics manufacturing services business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers. During fiscal year 2003, the Company exited its ScadaNET Network(TradeMark) businesses.

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

The sales backlog increased to $123.6 million at June 29, 2003, compared with $98.0 million at June 30, 2002. The growth in backlog is the result of an improved and reorganized sales and marketing effort that concentrates on the Company's core competencies and the application of those competencies to targeted large customers in a variety of industries. The diversification of the Company's customer base helps protect it from volatility in any one market segment.

Results of Operations - Fiscal 2003 - 2002 - 2001

Net Sales
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Net sales	(12.2)%	$102,901	$117,190	$116,655

Sales declined from 2002 to 2003 primarily as a result of: the completion in March 2002 of a large contract for postal sorting equipment that contributed $21.4 million in sales in fiscal 2002; and a $7.6 million reduction in oil and gas industry sales attributable to weak economic conditions. These declines were partially offset by an increase of $8.4 million in airport security equipment sales and a $4.1 million increase in defense sales.

Sales to the Company's 10 largest customers represented 82% of total revenue in fiscal 2003 versus 75% for fiscal 2002 and 75% for fiscal 2001. The Company's top three customers for fiscal 2003 and the portion of total sales they represented were as follows: L-3 Communications, 15%; Schlumberger, 14%; and Lockheed Martin, 12%.

Sales increased slightly from 2001 to 2002. Defense sales increased 39.5% to $46.0 million. Offsetting this increase were reductions in sales of mail sorting equipment and sales to commercial aerospace markets.

Gross Profit
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Gross profit	$(1,103)	$20,848	$21,951	$23,517
Gross margin	1.6%	20.3%	18.7%	20.2%

The higher gross margin percentage in fiscal 2003, compared with the year-ago period, is primarily a result of favorable product mix and the absence of the $925,000 charge resulting from a change in an estimate on long-running customer contracts in 2002. This 2002 charge also accounts for the change between gross margins in fiscal 2002 and 2001. These items were partially offset by higher medical expenses and an increase in the provision for obsolete and slow moving inventory in fiscal 2003.

Selling and Administrative Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Selling and administrative expenses	$920	$15,662	$14,742	$14,478
Percent of sales	2.6%	15.2%	12.6%	12.4%

Selling and administrative expense, as a percent of sales, increased in the fiscal 2003 period due to the relatively fixed component of these costs as a percentage of reduced sales volume. The Company incurred higher commission expenses of approximately $360,000 relating to specific contracts subject to commissions. In addition, higher medical costs of approximately $168,000 and general insurance costs of approximately $162,000, contributed to the increase in selling and administrative expenses in fiscal 2003 over fiscal 2002.

Selling and administrative expense in total increased modestly from 2001 to 2002 primarily as a result of higher compensation expense of approximately $500,000, offset by lower legal expense of approximately $240,000.

Interest Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Interest expense	$(324)	$820	$1,144	$1,873

Interest expense decreased in fiscal 2003 and fiscal 2002 due to lower average debt levels and lower interest rates on borrowing. For further discussion of our capital structure, see "Financial Condition and Liquidity" below.

Pretax Earnings from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Pretax earnings	$(1,611)	$5,076	$6,687	$7,880

Comparing fiscal 2003 to fiscal 2002, the $1.6 million decline in pretax earnings from continuing operations is attributable to: 1) a $1.1 million decline in gross profit on lower sales volume; 2) a $900,000 increase in selling and general administrative expense; 3) a $324,000 decline in interest expense; and 4) $436,000 of other income representing the return of premiums under a spilt-dollar insurance benefit program.

The $1.2 million decline in pretax earnings from continuing operations in fiscal 2002 compared with 2001 is attributable to: 1) a $1.6 million decline in gross profit, 2) a $264,000 increase in selling and general administrative expense and 3) a $729,000 decline in interest expense.

Tax Expense from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2003 vs. 2002	2003	2002	2001

Tax expense (benefit) from continuing operations	$(569)	$1,757	$2,326	$2,880

Tax expense was impacted in fiscal year 2003 by lower pretax earnings and the application of federal research and experimentation credits of $76,000. Fiscal year 2002 tax expense was impacted by $254,000 of research and experimentation credits.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Fiscal Year Ended

	2003	2002			2001

Loss from discontinued operations,
(less applicable income tax benefit of $519, $263 and $182, respectively)	$(859)		$(431)		$(1,172)

Income on disposal of discontinued
operations of $2,222 (less applicable
income tax expense of $2,434)	$(212)	$	---	$	---

Discontinued operations arose from the sale of the railroad industry portion of the Company's ScadaNET Network(TradeMark) remote equipment monitoring business on November 1, 2002, and the decision of March 28, 2003 to seek a buyer for the non-railroad ScadaNET Network business. See Note 2, "Discontinued Operations."

Net Earnings and Earnings Per Share

(dollars in thousands, except per-share data)
	Fiscal Year Ended

	2003	2002	2001

Net earnings	$2,248	$3,930	$3,828

Basic net earnings per share:
Net earnings from continuing operations	0.22	0.29	0.34
Loss from discontinued operations	(0.07)	(0.03)	(0.08)

Basic net earnings	$0.15	$0.26	$0.26
		k
Diluted earnings per share:
Net earnings from continuing operations	0.22	0.28	0.34
Loss from discontinued operations	(0.07)	(0.02)	(0.08)

Diluted net earnings	$0.15	$0.26	$0.26

Financial Condition and Liquidity

The following shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	Fiscal Year Ended

	2003	2002

Stockholders' equity	$35,879	$33,684
Debt	7,064	15,529

The Company's continuing operations provided $7.6 million of cash in fiscal 2003 compared with $7.1 million in fiscal 2002.

Investing activities, primarily the proceeds from the sale of a discontinued operation offset by capital expenditures, provided an additional $2.9 million. These funds were used to repay debt and increase cash balances.

Currently, our total debt-to-equity ratio is .20 to 1 versus .46 to 1 at the end of fiscal 2002.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

The following show LaBarge's contractual obligations as of June 29, 2003:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt	$7,064	$395	$813	$841	$5,015
Operating lease obligations	7,725	1,388	1,377	901	4,059

Total	$14,789	$1,783	$2,190	$1,742	$9,074

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

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

Management estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

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

Schedule II

LaBarge, Inc.
Valuation and Qualifying Accounts
(dollars in thousands)

Years ended June 29, 2003, June 30, 2002
and July 1, 2001

Allowance for Doubtful Accounts

This account represents amounts that may be uncollectible in future periods.
	Balance	Additions		Balance
	Beginning	Charged to		End of
Year	of Period	Expense	Deductions	Period

2001	168	324	203	289
2002	289	(83)	92	114
2003	$114	$26	$40	$100

Provision for Slow-Moving and Obsolete Inventory

This account represents the Company's provision for obsolete or slow-moving inventories.
	Balance	Additions	Deductions	Balance
	Beginning	Charged to	from Reserve	End of
Year	of Period	Expense	for Write-offs	Period

2001	747	1,121	1,118	750
2002	750	185	622	313
2003	$313	$581	$164	$730