Form 10-Q
period 2003-09-28
LABARGE INC
filed 2003-11-06
CIK 57139

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2003	Commission file number: 1-5761

LaBarge, Inc.

(Exact Name of Registrant as specified in its charter)

DELAWARE	73-0574586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900A Clayton Road, St. Louis, Missouri	63124

(Address)	(Zip Code)

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of September 28, 2003: 14,456,244 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarter Ended September 28, 2003

Table of Contents

Part I	Item I	Financial Information (Unaudited)

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Results of Operations
and Financial Condition

Part I	Item 4	Controls and Procedures

Part II	Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per Share Amounts)

	Three Months Ended

	September 28,	September 29,
	2003	2002

Net sales	$29,743	$23,070

Cost and expenses:
Cost of sales	22,899	18,511
Selling and administrative expense	4,698	3,965
Interest expense	50	223
Other income, net	(116)	(48)

Earnings from continuing operations before income taxes	2,212	419
Income tax expense	841	162

Net earnings from continuing operations	1,371	257

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $70 and $110, respectively)	(114)	(174)
Gain on disposal of discontinued operations $20 (less applicable income tax expense of $8)	12	--

Net earnings	$1,269	$83

Basic net earnings per common share:
Net earnings from continuing operations	$0.09	$0.02
Net earnings from discontinued operations	(0.01)	(0.01)

Basic net earnings	$0.08	$0.01

Average common shares outstanding	14,949	15,015

Diluted net earnings per share:
Net earnings from continuing operations	$0.09	$0.02
Net earnings from discontinued operations	(0.01)	(0.01)

Diluted net earnings	$0.08	$0.01

Average common shares outstanding	15,328	15,272

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts In Thousands -- Except Share Amounts)

	September 28, 2003	June 29, 2003

ASSETS
Current assets:
Cash and cash equivalents	$7,524	$4,030
Accounts and other receivables, net	15,899	15,653
Inventories	26,520	25,743
Prepaid expenses	847	956
Deferred tax assets, net	515	637
Current assets of discontinued operations	--	215

Total current assets	51,305	47,234

Property, plant and equipment, net	14,566	14,255
Deferred tax assets, net	202	299
Intangible assets, net	663	476
Other assets, net	4,497	4,727
Non-current assets of discontinued operations	--	171

Total assets	$71,233	$67,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$397	$395
Trade accounts payable	7,899	7,808
Accrued employee compensation	6,019	5,930
Other accrued liabilities	10,099	7,627
Current liabilities of discontinued operations	--	66

Total current liabilities	24,414	21,826

Other long-term liabilities	3,026	2,788
Long-term debt	6,569	6,669

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at, September 28, 2003 and 15,773,253 at June 29, 2003, including shares in treasury	158	158
Additional paid-in capital	13,507	13,486
Retained earnings	26,253	24,984
Less cost of common stock in treasury, shares of 817,244 at September 28, 2003 and 844,903 at June 29, 2003	(2,694)	(2,749)

Total stockholders' equity	37,224	35,879

Total liabilities and stockholders' equity	$71,233	$67,162

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Thousands)

	Three Months Ended

	September 28, 2003	September 29, 2002

Cash flows from operating activities:
Net earnings	$1,269	$83
Adjustments to reconcile net cash provided by operating activities:
(Gain) on disposal of discontinued operations	(12)	--
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	(8)	--
Net loss from discontinued operations	114	174
Depreciation and amortization	614	574
Deferred Taxes	219	187
Other	2	16
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(246)	3,254
Inventories	(777)	(1,451)
Prepaid expenses	109	(358)
Trade accounts payable	91	324
Accrued liabilities and other	2,798	538

Net cash provided by continuing operations	4,173	3,341
Net cash provided by discontinued operations	2	189

Net cash provided by operating activities	4,175	3,530

Cash flows from investing activities:
Additions to property, plant and equipment	(867)	(711)
(Additions to) disposition of other assets	(17)	66
Proceeds from disposal of discontinued operations	225	--

Net cash (used) by investing activities	(659)	(645)

Cash flows from financing activities:
Repayments of long-term senior debt	(98)	(32)
Issuance of stock to employees	178	90
Purchase of treasury stock	(102)	--
Net change in short-term borrowings	--	(2,583)

Net cash used by financing activities	(22)	(2,525)

Net increase in cash and cash equivalents	3,494	360
Cash and cash equivalents at beginning of year	4,030	2,532

Cash and cash equivalents at end of period	$7,524	$2,892

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at September 28, 2003, the related consolidated statements of operations for the three months ended September 28, 2003 and September 29, 2002, and the consolidated statements of cash flows for the three months ended September 28, 2003 and September 29, 2002, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 29, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement 123,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company previously adopted the disclosure-only provisions of SFAS 123.  Under APB 25, no compensation cost was recognized for the Company’s stock option plans.  The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

Stock Compensation

3657:
	Three Months Ended

	September 28,	September 29,
	2003	2002

Net earnings, as reported	$1,269	$83
Pro forma net earnings	1,195	54

Net earnings per share:
Basic--as reported	$0.08	$0.01
Basic--pro forma	0.08	--

Diluted--as reported	$0.08	$0.01
Diluted--pro forma	0.08	--

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45,” “Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”).  FIN
No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities.  All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002.  For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet.  Existing guarantees will be grandfathered and will not be recognized on the balance sheet.  Management does not believe adoption of this interpretation will have a material impact on the Company's financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Management does not believe adoption of this statement will have a material impact on the Company's financial statements.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:

(dollars in thousands)

	Three Months Ended

	September 28,	September 29,
	2003	2002

Gross sales	$29,981	$23,300
Less sales discounts	238	230

Net sales	$29,743	$23,070

The Company accepts sales discounts from a number of customers in the normal course of business.

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales for the three months ended September 28, 2003.

For the three months ended September 28, 2003, the Company’s three largest customers were Northrop Grumman Corporation, The Boeing Company and Schlumberger Ltd.
3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(dollars in thousands)

	September 28,	June 29,
	2003	2003

Billed shipments, net of progress payments	$15,673	$15,324
Less allowance for doubtful accounts	126	100

Trade receivables, net	15,547	15,224
Other current receivables	352	429

	$15,899	$15,653

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At June 29, 2003, other current receivables included $318,000 expected to be received as settlement for a claim for material under a long-term contract.  The receivable was collected in the quarter ended September 28, 2003.

At September 28, 2003, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $2.7 million (17%), $2.1 million (13%) and
$1.4 million (9%), respectively.  This compares with $3.4 million (22%), $2.3 million (15%) and $1.7 million (11%) at June 29, 2003.  The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience.  See “Results of Operations,” under “Management’s Discussion and Analysis.”
4.	INVENTORIES

Inventories consist of the following:

(dollars in thousands)

	September 28,	June 29,
	2003	2003

Raw materials	$17,971	$14,852
Work in progress	7,816	10,275
Less reserve for obsolescence	887	766

	26,674	25,893
Less progress payments	154	150

	$26,520	$25,743

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended September 28, 2003 and September 29, 2002, expense for obsolescence charged to income before taxes was $189,000 and $165,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:

(dollars in thousands)

	September 28,	June 29,
	2003	2003

Goodwill	$403	$406
Less accumulated amortization	200	200

Net goodwill	$203	$206

Software	2,147	1,900
Less accumulated amortization	1,691	1,634

Net software	$456	$266
Other, net	4	4

Total intangible assets, net	$663	$476

Software amortization expense was $59,000 and $49,000 for the three months ended September 28, 2003 and September 29, 2002, respectively.  Software is amortized over a three-year period.

The Company anticipates that amortization expense will approximate $250,000 per year for the next five years.
6.	OTHER ASSETS

Other assets is summarized as follows:

(dollars in thousands)

	September 28,	June 29,
	2003	2003

Cash value of life insurance	$3,333	$3,551
Deposits, licenses and other, net	498	510
Restricted cash	530	530
Other	136	136

	$4,497	$4,727

Restricted cash refers to cash in an escrow account related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC.  See Note 8, “Discontinued Operations.”

7.	LONG-TERM OBLIGATIONS

Long-term debt and the current maturities of long-term debt consist of the following:
(dollars in thousands)

	September 28,	June 29,
	2003	2003

Senior long-term debt:
Senior lender:
Term loan	$6,203	$6,251
Other	763	813

Total senior long-term debt	6,966	7,064
Less current maturities	397	395

Long-term debt, less current maturities	$6,569	$6,669

Senior Lender:

The Company has a senior, secured loan agreement with a bank.  The following is a summary of the agreement:

•

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit.  As of September 28, 2003, net of letters of credit outstanding of $1.9 million, the maximum available was $13.1 million.  The revolver borrowing at September 28, 2003 and June 29, 2003 was $0.  This credit facility matures on September 30, 2004.

•

A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization and began in December 2002 with a balloon final payment due in October 2009.  The current balance at September 28, 2003 was $6.2 million.

•	Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended September 28, 2003, the average rate was approximately 2.0%.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to interest, and tangible net worth.  The Company is in compliance with its borrowing agreement covenants as of
September 28, 2003.

Other long-term debt:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas facility.  The outstanding balance at September 28, 2003 was $763,000.

The aggregate maturities of long-term obligations are as follows:

(dollars in thousands)

Fiscal Year

2004	………………………………………………………	$297
2005	………………………………………………………	403
2006	………………………………………………………	410
2007	………………………………………………………	418
2008	………………………………………………………	422
Thereafter	………………………………………………………	5,016

Total	………………………………………………………	$6,966

8.	DISCONTINUED OPERATIONS

On August 7, 2003, the Company sold the non-railroad portion of its ScadaNET Network™ remote equipment monitoring business for $225,000.  The Company recognized a pre-tax gain of $20,000 and book tax expense of $8,000 netting to a gain of $12,000.

On November 1, 2002, the Company sold the railroad industry portion of the ScadaNET Network™ business to GE Transportation Systems Global Signaling, LLC (“GETS Global Signaling”), Grain Valley, Missouri.

The sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling’s assumption of approximately $1.5 million in certain liabilities.  The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties.  The unclaimed balance will be released in equal increments over the next three years on the anniversary date of the sale.  LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge will continue to produce the ScadaNET hardware.  The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms.  The Company recognized a pre-tax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000 on the transaction.

9.	CASH FLOWS

Total cash payments for interest for the three months ended September 28, 2003 amounted to $50,000, compared with $129,000 for the three months ended September 29, 2002.  Net cash payments for federal and state income taxes were $76,000 for the three months ended September 28, 2003, compared with cash payments of $118,500 for the three months ended September 29, 2002.
10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	September 28,	September 29,
	2003	2002

Net earnings from continuing operations	$1,371	$257
Net loss from discontinued operations	(114)	(174)
Gain on disposal, net of tax	12	--

Net earnings	$1,269	$83

Shares outstanding, basic	14,949	15,015

Shares outstanding, fully diluted	15,328	15,272

Basic net earnings (loss) per share:
Net earnings from continuing operations	$0.09	$0.02
Net loss from discontinued operations	(0.01)	(0.01)

Basic net earnings	$0.08	$0.01

Diluted earnings (loss) per share:
Net earnings from continuing operations	$0.09	$0.02
Net loss from discontinued operations	(0.01)	(0.01)

Diluted net earnings per share	$0.08	$0.01

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

	Three Months Ended

	September 28,	September 29,
	2003	2002

Average common shares outstanding -- basic	14,949	15,015
Dilutive options	379	257

Adjusted average common shares outstanding -- diluted	15,328	15,272

Options to purchase 135,788 shares (at a per-share price of $4.38 to $7.24) and options to purchase 209,788 shares (at a per-share price of $3.43 to $7.24) were outstanding during the three months ended September 28, 2003, and September 29, 2002, respectively.  These option amounts were not included in the respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.  These options expire in various periods through 2011.

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

The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration.  Customers are served in a variety of markets with significant revenues from customers in the defense government systems, aerospace, oil and gas, and other commercial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The backlog of unshipped orders at September 28, 2003 was $109.7 million down from the record $123.6 million at June 29, 2003, and up from $94.6 million at September 29, 2002.  The decrease in backlog from June 29, 2003 is the result of lower bookings of new business combined with the high level of shipments during the quarter.  Based on our current rate of bookings and bid activity, we expect bookings to be stronger in the second fiscal quarter, compared with first quarter levels.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash. The Company recorded a $20,000 pre-tax gain on the transaction.  This sale completes the Company’s exit from the ScadaNET Network™ business.

Results of Operations -- Three Months Ended September 28, 2003

Net Sales
(dollars in thousands)

6468: 6512: 6536:
	Three Months Ended

		September 28,	September 29,
	Change	2003	2002

Net sales	+28.9%	$29,743	$23,070

For the fiscal 2004 first quarter ended September 28, 2003, net sales were $29.7 million compared with $23.1 million for the same period of fiscal 2003.  The current quarter included $5.0 million of shipments to Northrop Grumman for postal sorting equipment.  In addition, defense industry sales were up $3.8 million or 38% over last year.

Sales to the Company’s 10 largest customers represented 82% of total revenue in the first quarter of fiscal 2004 versus 83% for the same period of fiscal 2003.  The Company’s top three customers and the portion of total first-quarter sales they represented were as follows: Northrop Grumman, 26%, Boeing, 10%, and Schlumberger, 9%.

Gross Profit
 (dollars in thousands)

6555: 6641: 6655: 6671:
Three Months Ended

	Change	September 28, 2003	September 29, 2002

Gross profit Gross margin	$2,285 3.2%	$6,844 23.0%	$4,559 19.8%

The higher gross profit margin in the fiscal 2004 first quarter compared with the year-ago period is primarily a result of product mix and improved labor efficiencies that have been realized by our operations over the past 12 months.

Selling and Administrative Expenses
(dollars in thousands)

6718: 6726: 6796: 6812: 6828:
	Three Months Ended

	Change	September 28, 2003	September 29, 2002

Selling and administrative expenses	$733	$4,698	$3,965
Percent of sales	- 1.4%	15.8%	17.2%

Selling and administrative expenses as a percent of sales decreased in the fiscal 2004 first quarter due to increased sales volume.  Total selling and administrative expenses increased primarily due to higher compensation costs ($420,000), general insurance and medical costs.

Interest Expense
(dollars in thousands)

6841: 6876: 6884: 6914:
	Three Months Ended

	Change	September 28, 2003	September 29, 2002

Interest expense	$(173)	$50	$223

Interest expense decreased for the quarter ended September 28, 2003, primarily due to lower debt levels.  The quarter ended September 29, 2002 included $105,000 of interest expense on $5.6 million subordinated notes that were repaid in the second half of fiscal 2003.

Pretax Earnings from Continuing Operations
(dollars in thousands)

6946: 6981:
	Three Months Ended

	Change	September 28, 2003	September 29, 2002

Pretax earnings from continuing operations	$1,793	$2,212	$419

The increase in pretax earnings for the quarter ended September 28, 2003, compared with the same period of the prior fiscal year, is primarily attributable to higher gross profit ($2.2 million) on a sales increase of $6.6 million, offset by an increase in selling and administrative expenses of $0.7 million.  Additionally, interest expense declined by $0.2 million.

Tax Expense from Continuing Operations
(dollars in thousands)

7142:
	Three Months Ended

	Change	September 28, 2003	September 29, 2002

Tax expense from continuing operations	$657	$819	$162

The effective income tax rate for the three months ended September 28, 2003 was 38.0%, compared with 38.7% for the three months ended September 29, 2002

Discontinued Operations, Net of Tax
(dollars in thousands)

7173: 7216:
	Three Months Ended

	Change	September 28, 2003	September 29, 2002

Loss from discontinued operations (less applicable income tax benefit of $70, $110, respectively)	$60	$(114)	$(174)
Income on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	$12	$12	$--

Discontinued operations arose from the sale of the railroad industry portion of the Company’s ScadaNET Network™ remote equipment monitoring business on November 1, 2002 and the sale of the remaining non-railroad ScadaNET Network business on August 7, 2003.  See Note 8, "Discontinued Operations."

Financial Condition and Liquidity

The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt

(dollars in thousands)

	September 28,	June 29,
	2003	2003

Stockholders’ equity	$37,224	$35,879
Debt	6,966	7,064

The Company’s continuing operations provided $4.2 million of net cash for the three months ended September 28, 2003.

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit.  As of September 28, 2003, net of letters of credit outstanding of $1.9 million, the maximum available was $13.1 million.  The revolver borrowing at
September 28, 2003 was $0.  This credit facility matures on September 30, 2004.

The aggregate maturities of long-term obligations are as follows:

(dollars in thousands)

Fiscal Year

2004	………………………………………………………	$297
2005	………………………………………………………	403
2006	………………………………………………………	410
2007	………………………………………………………	418
2008	………………………………………………………	422
Thereafter	………………………………………………………	5,016

Total	………………………………………………………	$6,966

Overall, management believes the Company’s availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

Currently, the total debt-to-equity ratio for the Company is .19 to 1, versus .20 to 1 at the end of fiscal 2003.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements.  The Company believes there is a likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies described below.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  The Company's senior management discusses the accounting policies described below with the audit committee of the Company's Board of Directors on a periodic basis.

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K/A.

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

New Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (“FIN No. 45,” “Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”).  FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  FIN No. 45 affects leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities.  All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002.  For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet.  Existing guarantees will be grandfathered and will not be recognized on the balance sheet.  Management does not believe adoption of this interpretation will have a material impact on the Company's financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Management does not believe adoption of this statement will have a material impact on the Company's financial statements.

PART I

ITEM 4.	Controls and Procedures

The Company’s Chief Executive Officer, and the Company’s management, with the participation of the Company's Chief Financial Officer, have evaluated the Company’s disclosure controls systems and procedures.

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

Since Messrs. LaBarge’s and Nonnenkamp’s most recent review of the Company’s internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d-15(f) under the Exchange Act), there have been no changes in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6.              Exhibits and Reports on Form 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer and President pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Vice President, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	August 21, 2003 - Current Report on Form 8-k for the quarter and fiscal year ended June 29, 2003, earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date:  November 6, 2003

/s/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer