Form 10-Q
period 2003-12-28
LABARGE INC
filed 2004-02-06
CIK 57139

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1938

For the Quarter Ended December 28, 2003

Commission File Number: 1-5761

LaBarge, Inc.

(Exact name of registrant as specified in its charter.)

DELAWARE	73-0574586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9900A Clayton Road, St. Louis, Missouri	63124

(Address)	(Zip Code)

(314) 997-0800

(Registrant"s telephone number, including area code.)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X].

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of December 28, 2003: 15,773,253 shares of common stock.

		Page

Part I.	Financial Information
Item 1.	Financial Statements

	Consolidated Statements of Income	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Results of Operations and Financial Condition	13

Item 4	Controls and Procedures	20

Part II	Other Information	21
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures		22

LABARGE, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net sales	$29,070	$24,302	$58,813	$47,371

Costs and expenses:
Cost of sales	22,568	19,633	45,467	38,143
Selling and administrative expense	4,352	3,916	9,050	7,882
Interest expense	50	202	99	425
Other income, net	(176)	(580)	(291)	(630)

Earnings from continuing operations before income taxes	2,276	1,131	4,488	1,551
Income tax expense	872	355	1,713	518

Net earnings from continuing operations	1,404	776	2,775	1,033

Discontinued operations:
Loss from discontinued operations less applicable income tax benefit of $(109), $(70) and $(219), respectively	---	(181)	(114)	(356)
Gain (loss) on disposal of discontinued operations net of income tax expense of $2,434, $8 and $2,434, respectively	---	(212)	12	(212)

Net earnings	$1,404	$383	$2,673	$465

Basic net earnings per common share:
Net earnings from continuing operations	$0.09	$0.05	$0.19	$0.07
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.04)

Basic net earnings	$0.09	$0.03	$0.18	$0.03

Average common shares outstanding	15,026	15,017	14,987	15,016

Diluted net earnings per share:
Net earnings from continuing operations	$0.09	$0.05	$0.18	$0.07
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.04)

Diluted net earnings	$0.09	$0.03	$0.17	$0.03

Average diluted common shares outstanding	15,581	15,199	15,459	15,227

See accompanying notes to consolidated financial statements.
LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts In Thousands -- Except Share Amounts)
	December 28, 2003	June 29, 2003

ASSETS
Current assets:
Cash and cash equivalents	$8,684	$4,030
Accounts and other receivables, net	17,790	15,653
Inventories	26,419	25,743
Prepaid expenses	777	956
Deferred tax assets, net	253	637
Current assets of discontinued operations	---	215

Total current assets	53,923	47,234

Property, plant and equipment, net	14,468	14,255
Deferred tax assets, net	---	299
Intangible assets, net	596	476
Other assets, net	6,403	4,727
Non-current assets of discontinued operations	---	171

Total assets	$75,390	$67,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$399	$395
Trade accounts payable	6,107	7,808
Accrued employee compensation	6,484	5,930
Advances from customers for purchase of materials	10,267	4,208
Other accrued liabilities	1,518	3,419
Current liabilities of discontinued operations	---	66

Total current liabilities	24,775	21,826

Long-term advances from customers for purchase of materials	4,607	2,788
Deferred tax liability, net	146	---
Long-term debt	6,469	6,669

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at December 28, 2003 and 15,773,253 at June 29, 2003, including shares in treasury	158	158
Additional paid-in capital	13,459	13,486
Retained earnings	27,657	24,984
Accumulated other comprehensive gain	624	---
Less cost of common stock in treasury, shares of 728,600 at December 28, 2003 and 844,903 at June 29, 2003	(2,505)	(2,749)

Total stockholders' equity	39,393	35,879

Total liabilities and stockholders' equity	$75,390	$67,162

See accompanying notes to consolidated financial statements.
	LaBarge, Inc.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Amounts In Thousands -- Except Share Amounts)
	Six Months Ended

	December 28, 2003	December 29, 2002

Cash flows from operating activities:
Net earnings	$2,673	$465
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	(12)	(2,222)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	(8)	2,434
Net loss from discontinued operations	114	356
Depreciation and amortization	1,283	1,160
Loss on disposal of property, plant and equipment	---	13
Gain on sale of investment	(41)	---
Deferred taxes	444	600
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(2,137)	2,649
Inventories	(676)	(870)
Prepaid expenses	179	(91)
Trade accounts payable	(1,701)	470
Advances from customers for purchase of materials	7,247	1,752
Accrued liabilities and other	(716)	(937)

Net cash provided by continuing operations	6,649	5,779
Net cash provided by discontinued operations	2	144

Net cash provided by operating activities	6,651	5,923

Cash flows from investing activities:
Additions to property, plant and equipment	(1,365)	(1,221)
Proceeds from sale of investment	130	---
(Additions to) disposition of other assets	410	(1,369)
Proceeds from disposal of property and equipment	7	---
Proceeds from disposal of discontinued operations	225	5,300
Purchase of investment	(1,425)	---

Net cash (used) provided by investing activities	(2,018)	2,710

Cash flows from financing activities:
Additions to long-term debt	---	20
Repayments of long-term senior debt	(196)	(148)
Issuance of stock to employees	563	164
Purchase of treasury stock	(346)	(255)
Net change in short-term borrowings	---	(2,583)

Net cash provided (used) by financing activities	21	(2,802)

Net increase in cash and cash equivalents	4,654	5,831
Cash and cash equivalents at beginning of period	4,030	2,533

Cash and cash equivalents at end of period	$8,684	$8,364

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at December 28, 2003, the related consolidated statements of income for the three and six months ended December 28, 2003 and December 29, 2002, and the consolidated statements of cash flows for the six months ended December 28, 2003 and December 29, 2002, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 29, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS 123. Under APB 25, no compensation cost was recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

Pro Forma EPS
(dollars in thousands, except per-share amounts)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net earnings, as reported	$1,404	$383	$2,673	$465
Pro forma net earnings	1,330	354	2,526	408

Net earnings per share:
Basic, as reported	$0.09	$0.03	$0.18	$0.03
Basic, pro forma	0.09	0.02	0.17	0.03

Diluted, as reported	$0.09	$0.03	$0.17	$0.03
Diluted, pro forma	0.09	0.02	0.16	0.03

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Gross sales	$29,624	$24,594	$59,605	$47,893
Less sales discounts	(554)	(292)	(792)	(522)

Net sales	$29,070	$24,302	$58,813	$47,371

The Company grants sales discounts to a number of customers in the normal course of business.

For the three months ended December 28, 2003, the Company's three largest customers were Northrop Grumman Corporation, 21%, Lockheed Martin, 12%, and Schlumberger, 9%. For the six months ended December 28, 2003, the Company's three largest customers were Northrop Grumman Corporation (24%), Lockheed Martin (10%), and The Boeing Company (10%).
3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Billed shipments, net of progress payments	$17,383	$15,324
Less allowance for doubtful accounts	(115)	(100)

Trade receivables, net	17,268	15,224
Other current receivables	522	429

	$17,790	$15,653

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. These payments are recognized as revenue when the completed units are shipped.

At December 28, 2003, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $4.1 million (23%), $1.9 million (11%) and $1.6 million (9%), respectively. This compares with $3.4 million (22%), $2.3 million (15%) and $1.7 million (11%) at June 29, 2003. The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience. See "Results of Operations" under "Management's Discussion and Analysis."

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Raw materials	$18,503	$15,618
Work in progress	8,232	10,275

	26,735	25,893
Less progress payments	(316)	(150)

	$26,419	$25,743

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended December 28, 2003 and December 29, 2002, expense for obsolescence charged to income before taxes was $87,000 and $165,000, respectively. For the six months ended December 28, 2003 and December 29, 2002, expense for obsolescence charged to income before taxes was $277,000 and $330,000, respectively.
5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Goodwill	$403	$406
Less accumulated amortization	(200)	(200)

Net goodwill	203	206

Software	2,158	1,900
Less accumulated amortization	(1,768)	(1,634)

Net software	390	266
Other, net	3	4

Total intangible assets, net	$596	$476

Software amortization expense was $77,000 and $48,000 for the three months ended December 28, 2003 and December 29, 2002, respectively.

Software amortization expense was $136,000 and $97,000 for the six months ended December 28, 2003 and December 29, 2002, respectively. Software is amortized over a three-year period.

The Company anticipates that amortization expense will approximate $250,000 per year for the next five years.

6.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Cash value of life insurance	$3,400	$3,551
Deposits, licenses and other, net	257	510
Restricted cash	265	530
Investment in Norwood Abbey Ltd.	2,445	100
Other	36	36

	$6,403	$4,727

Restricted cash refers to cash in an escrow account related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC. See Note 8, "Discontinued Operations."

In December 1999, the Company received 640,008 shares, and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable. At that time, Norwood Abbey Ltd. was a newly formed Australian company. These shares and options were valued at $100,000. Norwood Abbey was listed on the Australian Stock Exchange in August 2000. Options to acquire 2.4 million shares expired, unexercised, due to the market price. During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million. During the quarter ended December 28, 2003, 125,000 shares were sold, resulting in a pre-tax gain of $41,000. The remaining 2.5 million shares are held as available-for-sale securities, and reported at fair value of $2.4 million, with the unrealized gain of $624,000 net of tax, reported as accumulated other comprehensive income in stockholders' equity.
7.	LONG-TERM OBLIGATIONS

Long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Senior long-term debt:
Senior lender:
Term loan	$6,123	$6,251
Other	745	813

Total long-term debt	6,868	7,064
Less current maturities	(399)	(395)

Long-term debt, less current maturities	$6,469	$6,669

Senior Lender:
The Company has a senior, secured loan agreement with a bank. The following is a summary of the agreement:
*

A revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables and 40% of eligible inventories, less outstanding letters of credit. As of December 28, 2003, net of letters of credit outstanding of $1.9 million, the maximum available was $13.1 million. The revolver borrowing at December 28, 2003 and June 29, 2003 was $0. This credit facility matures on September 30, 2004.

*

A $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization and began in December 2002 with a balloon final payment due in October 2009. The balance at December 28, 2003 was $6.1 million.

*	Interest on the loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended December 28, 2003, the average rate was approximately 2.0%.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to interest, and tangible net worth. The Company is in compliance with its borrowing agreement covenants as of December 28, 2003.

Other Long-term Debt:
Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas facility. The outstanding balance at December 28, 2003 was $730,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	*****************	$199
2005	*************************	403
2006	*****************************	410
2007	***************************	418
2008	****************************	424
Thereafter	***************************	5,014

Total	*****************************	$6,868

8.	DISCONTINUED OPERATIONS

On August 7, 2003, the Company sold the non-railroad portion of its ScadaNET Network™ remote equipment monitoring business for $225,000. The Company recognized a pre-tax gain of $20,000 and book tax expense of $8,000, netting to a gain of $12,000.

On November 1, 2002, the Company sold the railroad industry portion of the ScadaNET Network™ business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri.

The sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. $265,000 was released to the Company from escrow on November 1, 2003. The unclaimed balance will be released in 50% increments on each of the next two anniversary dates of the transaction. LaBarge and GETS Global Signaling have entered into a manufacturing agreement under which LaBarge will continue to produce the ScadaNET hardware. The pricing and other terms of the manufacturing agreement were negotiated as an arms-length contract at market terms. The Company recognized a pre-tax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000 on the transaction.
9.	CASH FLOWS

Total cash payments for interest for the three and six months ended December 28, 2003 amounted to $49,000 and $99,000, respectively, compared with $317,000 and $446,000 for the three and six months ended December 29, 2002, respectively. Net cash payments for federal and state income taxes were $902,000 and $978,000 for the three and six months ended December 28, 2003, respectively, compared with receipts of refunds of $(56,000) and $(738,000) for the three months and six months ended December 29, 2002, respectively.
10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net earnings from continuing operations	$1,404	$776	$2,775	$1,033
Net loss from discontinued operations	---	(181)	(114)	(356)
Gain (loss) on disposal, net of tax	---	(212)	12	(212)

Net earnings	$1,404	$383	$2,673	$465

Shares outstanding, basic	15,026	15,017	14,987	15,016

Shares outstanding, fully diluted	15,581	15,199	15,459	15,227

Basic net earnings per share:
Net earnings from continuing operations	$0.09	$0.05	$0.19	$0.07
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.04)

Basic net earnings per share	$0.09	$0.03	$0.18	$0.03

Diluted net earnings per share:
Net earnings from continuing operations	$0.09	$0.05	$0.18	$0.07
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.04)

Diluted net earnings per share	$0.09	$0.03	$0.17	$0.03

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Average common shares outstanding, basic Dilutive options	15,026 555	15,017 182	14,987 472	15,016 211

Adjusted average common shares outstanding, diluted	15,581	15,199	15,459	15,227

In addition to the dilutive options outstanding, options to purchase 110,778 shares (at a per-share price of $5.86 to $7.24) were outstanding during the three and six months ended December 28, 2003. Options to purchase 259,788 shares (at a per-share price of $3.43 to $7.24) were outstanding during the three and six months ended December 29, 2002. These option amounts were not included in respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011.
11.	LITIGATION AND CONTINGENCIES

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies. In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits. As of December 28, 2003, the amounts associated with this contract included in accounts receivable and inventory are approximately $144,000 and $591,000, respectively. In addition, included in liabilities is a cash advance from DNA of approximately $439,000. It is the Company's position that it is entitled to keep the cash advance which would cover the accounts receivable and a portion of the inventory value. In addition, the remaining inventory is marketable and the Company feels that it can recover the cost of the inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $10 million.

After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.
LaBARGE, INC.
FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to the risks, uncertainties and assumptions.

General
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware corporation. The Company is engaged in the following business activities:

The Company's electronics manufacturing services business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers.

The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration. Customers do business in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, oil and gas, and other commercial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma and Texas.

The backlog of unshipped orders at December 28, 2003 was $113.7 million, an increase of $4.0 million over the fiscal 2004 first quarter, and up from $104.3 million at December 29, 2002. Bookings of new business strengthened during the fiscal 2004 second quarter from first-quarter levels, primarily attributable to orders from defense customers which represented the largest single component of second-quarter bookings. We continue to experience lingering weakness in our non-defense markets, although we have begun to see increased order activity from customers in the oil and gas sector. Based on our current rate of bookings and bid activity, we expect backlog to grow modestly in the third fiscal quarter.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash. The Company recorded a $20,000 pre-tax gain on the transaction. This sale completes the Company's exit from the ScadaNET Network™ business.

On February 5, 2004, the Company announced it had entered into a letter of intent to acquire substantially all of the assets of Pinnacle Electronics LLC. Pinnacle, a profitable, privately held contract electronics manufacturer, designs, engineers and manufactures printed circuit assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of industrial, non-military markets. Pinnacle, operating on a calendar year, had 2003 revenues of approximately $38.0 million. It operates one manufacturing facility in the Pittsburgh area. The letter of intent is subject to, among other things, satisfactory completion of due diligence, negotiation of a definitive asset purchase agreement and financing. Expected close of this transaction is February 2004.

LaBarge expects to fund the anticipated purchase price of approximately $41.0 million with a combination of cash on hand and bank financing, consisting of a new $25.0 million, 5-year term loan and a new $20.0 million dollar revolving credit agreement, that replaces the Company's current $15.0 million revolving credit agreement. The purchase price will be subject to adjustment based on Pinnacle's net working capital at closing.

Results of Operations - Three and Six Months Ended December 28, 2003

Net Sales
(dollars in thousands)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Net sales	$29,070	$24,302	$58,813	$47,371

The primary contributor to fiscal 2004 second-quarter revenues was shipments to defense customers representing 59% of sales versus 43% in last year's second quarter. During the current year's second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs. In addition, shipments of capital equipment to oil and gas customers, including down hole tools, represented 10% of fiscal 2004 second-quarter revenues, compared with 21% in the year-ago period. Commercial aerospace sales also represented 10% of fiscal 2004 second-quarter sales versus 12% in last year's second quarter. The current year's commercial aerospace sales are largely the result of shipments of electronic equipment to Boeing for that company's MD-10 freighter conversion program.

For the six-month period ended December 28, 2003, the sales increase is attributable to shipments to Northrop Grumman Corporation of postal automation equipment, wired chassis and radar systems totaling $11.4 million. Defense industry sales increased 51% and oil and gas industry sales decreased 34% during the six-month period compared with the same period last year.

Sales to the Company's 10 largest customers represented 79% of total revenue in the second quarter of fiscal 2004 versus 84% for the same period of fiscal 2003. The Company's top three customers and the portion of total second-quarter sales they represented were as follows: Northrop Grumman Corporation, 21%, Lockheed Martin, 12%, and Schlumberger, 9%.

Sales to the Company's 10 largest customers represented 79% of the total revenue for the six months ended December 28, 2003, versus 84% for the six months ended December 29, 2002. The Company's top three customers and the portion of total sales they represented are as follows: Northrop Grumman Corporation, 24%, Lockheed Martin, 10%, and The Boeing Company, 10%.

Gross Profit
(dollars in thousands)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Gross profit	$6,502	$4,669	$13,346	$9,228
Gross margin	22.4%	19.2%	22.7%	19.5%

The improvement in gross margin in the three- and six-month periods, compared with the prior year, is primarily the result of operating efficiencies achieved in our manufacturing processes.

Selling and Administrative Expenses
(dollars in thousands)
Three Months Ended			Six Months Ended

December 28,		December 29,	December 28,	December 29,
2003		2002	2003	2002

Selling and administrative expenses	$4,352	$3,916	$9,050	$7,882
Percent of sales	15.0%	16.1%	15.4%	16.6%

Selling and administrative expenses increased over prior periods as a result of higher accrued compensation costs due to higher earnings in fiscal year 2004. As a percent of sales, these costs declined on higher sales volume in these periods.

Interest Expense
(dollars in thousands)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Interest expense	$50	$202	$99	$425

Interest expense decreased for the three and six months ended December 28, 2003, primarily due to the repayment of $5.6 million of subordinated notes in the second half of fiscal 2003.

Pretax Earnings from Continuing Operations
(dollars in thousands)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Pretax earnings from continuing operations	$2,276	$1,131	$4,488	$1,551

The increase in pretax earnings for the quarter ended December 28, 2003 compared with the same period of fiscal 2003 is primarily attributable to higher gross profit of $1.8 million on a sales increase of $4.8 million, an increase in selling and administrative expenses of $436,000 offset by a $152,000 reduction in interest expense and a reduction of $404,000 of other income. Prior-period other income included a $436,000 return of premium under a split-dollar insurance benefit program.

The increase in pretax earnings for the six months ended December 28, 2003 compared with the prior period is primarily attributable to higher gross profit of $4.1 million on an $11.4 million increase in sales and an increase in selling and administrative expenses of $1.2 million offset by a $326,000 reduction in interest expense.

Tax Expense from Continuing Operations
(dollars in thousands)
	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002

Tax expense from continuing operations	$872	$355	$1,713	$518

The effective income tax rate for the three- and six-month periods ended December 28, 2003 was 38.3% and 38.2% for both periods compared with 31% and 33.4%, for the three- and six-month periods ended December 29, 2002, respectively. Lower tax rates in the 2002 periods is the result of receipt of $436,000 of a non-taxable return of premium under a split-dollar insurance benefit program in the second quarter of fiscal 2003.

Discontinued Operations, Net of Tax
(dollars in thousands)
	Three Months Ended			Six Months Ended

	December 28,		December 29,	December 28,	December 29,
	2003		2002	2003	2002

Loss from discontinued operations less applicable income tax benefit of $(109), $(70) and $(219), respectively	$	---	$(181)	$(114)	$(356)

Gain (loss) on disposal of discontinued operations net of income tax expense of $2,434, $8 and $2,434, respectively	$	---	$(212)	$12	$(212)

Discontinued operations resulted from the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business on November 1, 2002, and the sale of the remaining non-railroad ScadaNET Network business on August 7, 2003. See Note 8, "Discontinued Operations."

Financial Condition and Liquidity
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	December 28,	June 29,
	2003	2003

Stockholders' equity	$39,393	$35,879
Debt	6,868	7,064

The Company's continuing operations provided $6.6 million of net cash for the six months ended December 28, 2003.

The Company has revolving credit facility up to $15.0 million, secured by substantially all the assets of the Company other than real estate, based on a borrowing base formula equal to the sum of 80% of eligible receivables, and 40% of eligible inventories, less outstanding letters of credit. As of December 28, 2003, net of letters of credit outstanding of $1.9 million, the maximum available was $13.1 million. The revolver borrowing at December 28, 2003 was $0. This credit facility matures on September 30, 2004.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	*********************************	$199
2005	*********************************	403
2006	**********************************	410
2007	******************************	418
2008	**************************	424
Thereafter	**************************	5,014

Total	**************************	$6,868

The Company has negotiated a term sheet with its existing lender, as agent for a group of banks, which would provide a secured credit facility of $45.0 million consisting of a $25.0 million term loan and a $20.0 million revolving credit facility. The facility is subject to negotiation of definitive agreements. Proceeds of borrowings under the facility would be used to finance a portion of the purchase price for the assets of Pinnacle Electronics LLC discussed above, to repay any balance of the Company's existing facility and to provide funds for working capital and general corporate purposes. The existing term loan secured by the Company's headquarters building in St. Louis will remain outstanding and amortized as previously disclosed.

Overall, management believes the Company's availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

Currently, the total debt-to-equity ratio for the Company is .17 to 1, versus .20 to 1 at the end of fiscal 2003.

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

Goodwill and Intangible Assets
The Company has adopted the provisions of SFAS No. 142 on July 2, 2001, and has reassessed the useful lives and residual values of all recorded intangible assets. Goodwill is reviewed by management for impairment annually or whenever events or changes in circumstance indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment is based on the Company's judgment as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. All other intangible assets are amortized over their estimated useful lives.

PART I

ITEM 4.	Controls and Procedures

The Company's Chief Executive Officer ("CEO") and the Company's management, with the participation of the Company's Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls as of the end of the period covered by this report and procedures as of the end of this period covered by this report.

The CEO and CFO have concluded, as of the end of this period covered by this report, that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, there have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 4               Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders on November 29, 2003. At the meeting, John G. Helmkamp, Jr. and Lawrence J. LeGrand were reelected as Class B Directors with terms expiring in 2006 and Robert G. Clark was reelected as a Class C Director with a term expiring in 2004. The votes with respect to each nominee are set forth below:

		Total Votes
	Total Votes for	Withheld from
	Each Director	Each Director

Mr. Clark	13,539,626	58,311
Mr. Helmkamp	13,482,369	115,568
Mr. LeGrand	13,487,716	110,221

ITEM 5.               Other Information.

      On February 5, 2004, the Company announced it had entered into a letter of intent to acquire substantially all of the assets of Pinnacle Electronics LLC for cash of approximately $41.0 million. The transaction, which is subject to finalization of financing arrangements, negotiation of a definitive agreement and certain other customary conditions, is expected to be closed by the end of February 2004.

      Pinnacle is a contract electronics manufacturer with customers in a number of industrial, non-military markets with 2003 revenues of approximately $38.0 million. Pinnacle operates one manufacturing facility near Pittsburgh, Pennsylvania.

ITEM 6.              Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1	Certification of Chief Executive Officer and President pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Vice President, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter:
November 20, 2003 - To furnish Annual Meeting Slide Presentation pursuant to Regulation FD.
November 7, 2003 - To furnish Slide Presentation pursuant to Regulation FD.
October 31, 2003 - To furnish a Press Release announcing financial results for the quarter ended September 28, 2003, earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date: February 6, 2004
/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer