Form 10-Q
period 2004-03-28
LABARGE INC
filed 2004-05-06
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1938

For the Quarter Ended March 28, 2004

Commission File Number: 1-5761

LaBarge, Inc.

(Exact name of registrant as specified in its charter.)

DELAWARE	73-0574586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9900A Clayton Road, St. Louis, Missouri	63124

(Address)	(Zip Code)

(314) 997-0800

(Registrant's telephone number, including area code.)

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of March 28, 2004: 15,773,253 shares of common stock.

INDEX

		Page

Part I.	Financial Information
Item 1.	Financial Statements

	Consolidated Statements of Income	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Results of Operations and Financial Condition	15

Item 4	Controls and Procedures	22

Part II	Other Information	23
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

Signatures		24

LABARGE, INC. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net sales	$31,787	$25,794	$90,600	$73,165

Costs and expenses:
Cost of sales	24,437	20,447	69,903	58,590
Selling and administrative expense	4,442	3,660	13,492	11,542
Interest expense	192	197	291	622
Other income, net	(228)	(37)	(518)	(668)

Earnings from continuing operations before income taxes	2,944	1,527	7,432	3,079
Income tax expense	1,249	535	2,962	1,053

Net earnings from continuing operations	1,695	992	4,470	2,026

Discontinued operations:
Loss from discontinued operations less applicable income tax benefit of $0, $(109), $(70) and $(219), respectively	---	(276)	(114)	(632)
Gain (loss) on disposal of discontinued operations net of income tax expense of $0, $0, $8 and $2,434, respectively	---	---	12	(212)

Net earnings	$1,695	$716	$4,368	$1,182

Basic net earnings per common share:
Net earnings from continuing operations	$0.11	$0.07	$0.30	$0.14
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.06)

Basic net earnings	$0.11	0.05	$0.29	$0.08

Average common shares outstanding	14,985	14,950	14,907	14,994

Diluted net earnings per share:
Net earnings from continuing operations	$0.11	$0.07	$0.29	$0.13
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.05)

Diluted net earnings	$0.11	$0.05	$0.28	$0.08

Average diluted common shares outstanding	15,556	15,053	15,419	15,170

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)
	March 28, 2004	June 29, 2003

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,433	$4,030
Accounts and other receivables, net	21,999	15,653
Inventories	35,266	25,743
Prepaid expenses	1,317	956
Deferred tax assets, net	912	637
Current assets of discontinued operations	---	215

Total current assets	60,927	47,234

Property, plant and equipment, net	18,780	14,255
Deferred tax assets, net	---	299
Intangible assets, net	4,073	270
Goodwill	24,424	206
Other assets, net	5,722	4,727
Non-current assets of discontinued operations	---	171

Total assets	$113,926	$67,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,000	$ ---
Current maturities of long-term debt	4,419	395
Trade accounts payable	12,634	7,808
Accrued employee compensation	7,662	5,930
Advances from customers for purchase of materials	8,900	4,208
Other accrued liabilities	2,436	3,419
Current liabilities of discontinued operations	---	66

Total current liabilities	41,051	21,826

Long-term advances from customers for purchase of materials	5,172	2,788
Long-term debt	27,360	6,669

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at March 28, 2004 and 15,773,253 at June 29, 2003, including shares in treasury	158	158
Additional paid-in capital	13,474	13,486
Retained earnings	29,352	24,984
Accumulated other comprehensive gain	404	---
Less cost of common stock in treasury, shares of 811,711 at March 28, 2004 and 844,903 at June 29, 2003	(3,045)	(2,749)

Total stockholders' equity	40,343	35,879

Total liabilities and stockholders' equity	$113,926	$67,162

See accompanying notes to consolidated financial statements.
	LaBarge, Inc.
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	(Amounts In Thousands -- Except Share Amounts)
	Nine Months Ended

	March 28, 2004	March 30, 2003

Cash flows from operating activities:
Net earnings	$4,368	$1,182
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	(12)	(2,222)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	(8)	2,434
Net loss from discontinued operations	114	632
Depreciation and amortization	2,323	1,738
Loss on disposal of property, plant and equipment	1	23
Gain on sale of investment	(158)
Deferred taxes	(222)	488
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	1,193	1,837
Inventories	(2,616)	(3,816)
Prepaid expenses	(271)	(118)
Trade accounts payable	1,669	1,033
Advances from customers for purchase of materials	7,077	1,222
Accrued liabilities and other	250	204

Net cash provided by continuing operations	13,708	4,637
Net cash provided (used) by discontinued operations	2	(118)

Net cash provided by operating activities	13,710	4,519

Cash flows from investing activities:
Acquisition of Pinnacle	(43,396)	---
Additions to property, plant and equipment	(2,026)	(1,143)
Proceeds from sale of investment	585	14
(Additions to) disposition of other assets	340	(1,784)
Proceeds from disposal of property and equipment	7	---
Proceeds from disposal of discontinued operations	225	5,300
Purchase of investment	(1,425)	---

Net cash (used) provided by investing activities	(45,690)	2,387

Cash flows from financing activities:
Additions to long-term debt	25,000	20
Repayments of long-term senior debt	(309)	(183)
Issuance of stock to employees	578	229
Purchase of treasury stock	(886)	(412)
Net change in short-term borrowings	5,000	(3,908)

Net cash provided (used) by financing activities	29,383	(4,254)

Net (decrease) increase in cash and cash equivalents	(2,597)	2,652
Cash and cash equivalents at beginning of period	4,030	2,533

Cash and cash equivalents at end of period	$1,433	$5,185

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at March 28, 2004, the related consolidated statements of income for the three and nine months ended March 28, 2004 and March 30, 2003, and the consolidated statements of cash flows for the nine months ended March 28, 2004 and March 30, 2003, have been prepared by LaBarge, Inc. (the "Company") without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Pro Forma EPS
(dollars in thousands, except per-share amounts)
Three Months Ended			Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net earnings, as reported	$1,695	$716	$4,368	$1,182
Total stock-based employee
compensation expense
determined under fair value
based method for all awards,
net of related tax effect	(74)	(28)	(221)	(86)

Pro forma net earnings	$1,621	$688	$4,147	$1,096

Net earnings per share:
Basic, as reported	$0.11	$0.05	$0.29	$0.08
Basic, pro forma	0.11	0.05	0.28	0.07

Diluted, as reported	$0.11	$0.05	$0.28	$0.08
Diluted, pro forma	0.10	0.05	0.27	0.07

2.	ACQUISITION

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC. The acquired assets supplement the Company's electronic manufacturing services business with a new, leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix. Pinnacle's commercial/industrial market expertise, developed by a strong management team, supplements the Company's historic strength in the government/defense market place.

Pinnacle understands the unique characteristics of the commercial/industrial EMS (electronics manufacturing services) market and has developed competencies and inventory management practices to maximize productivity and profitability.

The Pittsburgh operation designs, engineers and manufactures printed circuit assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $41.0 million plus a post closing adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred estimated transaction costs of $0.3 million.

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation as of February 17, 2004, is as follows:
(dollars in thousands)
At February 17, 2004

Current assets	$14,538
Property and equipment	4,522
Intangible assets	3,800
Goodwill	24,218

Total assets acquired	47,078

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,396

The Company believes that substantially all of the goodwill will be deductible for tax purposes. Intangible assets consist of $3.4 million of a "Customer List" asset which will be amortized over six years and $0.4 million of "Employee Non-Compete Contracts" assets which will be amortized over three and one half years.

The following table represents LaBarge's pro forma consolidated results of operations as if the acquisition of Pinnacle had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical LaBarge results to include Pinnacle results of operations and incremental interest and other expenses related to acquisition debt. The pro forma results do not include any cost savings that may result from the combination of LaBarge and Pinnacle operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

(dollars in thousands, except per-share amounts)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net sales	$37,892	$36,589	$115,429	$100,653
Net earnings	1,821	1,791	5,553	3,428

Basic earnings per share	$0.12	$0.12	$0.37	$0.23
Diluted earnings per share	$0.12	$0.12	$0.36	$0.23

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Gross sales	$32,029	$26,055	$91,634	$73,948
Less sales discounts	242	261	1,034	783

Net sales	$31,787	$25,794	$90,600	$73,165

The Company grants sales discounts to a number of customers in the normal course of business.

For the three months ended March 28, 2004, the Company's three largest customers were Schlumberger, 14%; Northrop Grumman Corporation, 11%; and Raytheon, 11%. For the nine months ended March 28, 2004, the Company's three largest customers were Northrop Grumman Corporation, 19%; Schlumberger, 11%; and The Boeing Company, 9%.
4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Billed shipments, net of progress payments	$21,768	$15,324
Less allowance for doubtful accounts	(98)	(100)

Trade receivables, net	21,670	15,224
Other current receivables	329	429

	$21,999	$15,653

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. These payments are recognized as revenue when the completed units are shipped.

At March 28, 2004, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $4.0 million (18%), $2.5 million (11%) and $1.9 million (9%). This compares with $3.4 million (22%), $2.3 million (15%) and $1.7 million (11%) at June 29, 2003. The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience. See "Results of Operations" under "Management's Discussion and Analysis. "
5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Raw materials	$26,431	$15,618
Work in progress	8,868	10,275

	35,299	25,893
Less progress payments	(33)	(150)

	$35,266	$25,743

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended March 28, 2004 and March 30, 2003, expense for obsolescence charged to income before taxes was $69,000 and $180,320, respectively. For the nine months ended March 28, 2004 and March 30, 2003, expense for obsolescence charged to income before taxes was $345,000 and $510,000, respectively.
6.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Software	$2,201	$1,900
Less accumulated amortization	(1,850)	(1,634)

Net software	351	266

Customer list	3,400	---
Less accumulated amortization	(65)	---

Net customer list	3,335	---

Other, net	387	4

Total intangible assets, net	$4,073	$270

Software amortization expense was $84,000 and $67,000 for the three months ended March 28, 2004 and March 30, 2003, respectively. Software amortization expense was $230,000 and $137,000 for the nine months ended March 28, 2004 and March 30, 2003, respectively. Software is amortized over a three-year period.

Customer list amortization was $65,000 and $0 for the nine months ended March 28, 2004 and March 30, 2003, respectively. The customer list is amortized over a six-year period.

Total amortization expense was $210,000 and $76,000 for the three months ended March 28, 2004 and March 30, 2003, respectively. Total amortization was $309,000 and $213,000 for the nine months ended March 28, 2004 and March 30, 2003, respectively.

The Company anticipates that total amortization expense will approximate $995,000 per year for fiscal years 2005, 2006 and 2007, $938,000 for fiscal year 2008 and $881,000 for fiscal year 2009.
7.	GOODWILL

Changes in the carrying amount of goodwill for the period ended March 28, 2004 are as follows:
(dollars in thousands)

Balance at June 30, 2003	$206
Pinnacle acquisition	24,218

Balance at March 28, 2004	$24,424

8.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Cash value of life insurance	$3,370	$3,551
Deposits, licenses and other, net	303	510
Restricted cash	265	530
Investment in Norwood Abbey Ltd.	1,748	100
Other	36	36

	$5,722	$4,727

Restricted cash refers to cash in an escrow account related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC. See Note 10, "Discontinued Operations. "

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable. At that time, Norwood Abbey Ltd. was a newly formed Australian company. These shares and options were valued at $100,000. Norwood Abbey was listed on the Australian Stock Exchange in August 2000. Options to acquire 2.4 million shares expired, unexercised, due to the market price. During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million. During the quarter ended March 28, 2004, 475,000 shares were sold, resulting in a pre-tax gain of $116,000. During the nine months ended March 28, 2004, 600,000 shares were sold, resulting in a pre-tax gain of $158,000. The remaining 2.0 million shares are held as available-for-sale securities, and reported at fair value of $1.7 million, with the unrealized gain of $397,000 net of tax, reported as accumulated other comprehensive income in stockholders' equity.

9.	LONG-TERM OBLIGATIONS

Long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Senior long-term debt:
Senior lender - term loan	$25,000	$6,251
Mortgage loan	6,059	---
Other	720	813

Total long-term debt	31,779	7,064
Less current maturities	(4,419)	(395)

Long-term debt, less current maturities	$27,360	$6,669

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 28, 2004, outstanding loans under the revolving credit facility were $5.0 million. Letters of credit outstanding were $2.0 million and $13.0 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended March 28, 2004, the average rate was approximately 3.29%

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of March 28, 2004.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.1 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a balloon final payment due in October 2009. The balance at March 28, 2004 was $6.1 million.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at March 28, 2004 was $684,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	...............................................................	$1,094
2005	...............................................................	4,419
2006	...............................................................	4,660
2007	...............................................................	5,668
2008	...............................................................	6,424
Thereafter	...............................................................	9,514

Total	...............................................................	$31,779

10.	DISCONTINUED OPERATIONS

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
11.	CASH FLOWS

Total cash payments for interest for the three and nine months ended March 28, 2004 amounted to $79,000 and $179,000, respectively, compared with $252,000 and $674,000 for the three and nine months ended March 30, 2003, respectively. Net cash payments for federal and state income taxes were $1.3 million and $2.3 million for the three and nine months ended March 28, 2004, respectively, compared with cash payments of $1.8 million and $1.1 million for the three months and nine months ended March 30, 2003, respectively.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net earnings from continuing operations	$1,695	$992	$4,470	$2,026
Net loss from discontinued operations	---	(276)	(114)	(632)
Gain (loss) on disposal, net of tax	---	---	12	(212)

Net earnings	$1,695	$716	$4,368	$1,182

Shares outstanding, basic	14,985	14,950	14,907	14,994

Shares outstanding, fully diluted	15,556	15,053	15,419	15,170

Basic net earnings per share:
Net earnings from continuing operations	$0.11	$0.07	$0.30	$0.14
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.06)

Basic net earnings per share	$0.11	$0.05	$0.29	$0.08

Diluted net earnings per share:
Net earnings from continuing operations	$0.11	$0.07	$0.29	$0.13
Net loss from discontinued operations	---	(0.02)	(0.01)	(0.05)

Diluted net earnings per share	$0.11	$0.05	$0.28	$0.08

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Average common shares outstanding, basic Dilutive options	14,985 571	14,950 103	14,907 512	14,994 176

Adjusted average common shares outstanding, diluted	15,556	15,053	15,419	15,170

In addition to the dilutive options outstanding, options to purchase 51,775 shares (at a per-share price of $6.58 to $7.24) were outstanding during the three months ended March 28, 2004. Options to purchase 110,788 shares (at a per-share price of $5.86 to $7.24) were outstanding during the nine months ended March 28, 2004. Options to purchase 589,063 shares (at a per-share price of $2.85 to $7.24) and 269,788 (at a per-share price of $3.025 to $7.24) were outstanding during the three and nine months ended March 30, 2003. These option amounts were not included in respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011.

13.	LITIGATION AND CONTINGENCIES

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies. In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits. As of March 28, 2004, the amounts associated with this contract included in accounts receivable and inventory are approximately $144,000 and $335,000, respectively. In addition, included in liabilities is a cash advance from DNA of approximately $439,000. It is the Company's position that it is entitled to keep the cash advance which would cover the accounts receivable and a portion of the inventory book value. In addition, the remaining inventory is marketable and the Company feels that it can recover the book value of the remaining inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $10.0 million.

After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company's production of audio cassette machines during the period 1992 through 1996. The LOC claims the machines are defective. The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. The Company intends to vigorously defend its position.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
LaBARGE, INC.
FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including the impact of increasing competition or deterioration of economic conditions in our markets; cutbacks in defense spending by the U.S. Government; loss of one or more large customers; our ability to replace completed and expired contracts on a timely basis; our ability to integrate recently acquired businesses; the outcome of litigation we may be party to; increases in the cost of raw materials, labor and other resources necessary to operate our business; the availability, amount, type and cost of financing and any changes to that financing; and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to the risks, uncertainties and assumptions.

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

The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration. The Company's customers do business in a variety of markets with significant revenues from the defense, government systems, aerospace, natural resources, and other commercial/industrial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.

The backlog of unshipped orders at March 28, 2004 was $144.0 million, an increase of $30.0 million over the fiscal 2004 second quarter, and up from $110.2 million at March 28, 2003. The Pinnacle acquisition (discussed below) increased backlog at March 28, 2004 by $18.5 million. Bookings of new business strengthened during the fiscal 2004 third quarter from second-quarter levels, primarily attributable to orders from defense customers, which represented the largest single component of third-quarter bookings. We also are experiencing stronger booking activity from customers in the natural resources sector. Based on our current rate of bookings and bid activity, we expect backlog will continue to grow modestly in the fourth fiscal quarter.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC. The acquired assets supplement the Company's electronics manufacturing services business with a new, leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix. Pinnacle's commercial/industrial market expertise, developed by a strong management team, supplements the Company's historic strength in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS (Electronics Manufacturing Services) market and has developed competencies and inventory management practices to maximize productivity and profitability.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to out source non-core-competency manufacturing continues.

The purchase price for the acquired assets was $41.0 million plus a post closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred estimated transaction costs of $0.3 million.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash. The Company recorded a $20,000 pretax gain on the transaction. This sale completes the Company's exit from the ScadaNET Network™ business.

Results of Operations - Three and Nine Months Ended March 28, 2004

Net Sales
(dollars in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Net sales	$31,787	$25,794	$90,600	$73,165

The primary contributor to fiscal 2004 third-quarter revenues was shipments to defense customers representing 45% of sales versus 55% in last year's third quarter. During the current year's third quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs. In addition, shipments of capital equipment to natural resources customers, including downhole tools, and industrial mining equipment represented 19% of fiscal 2004 third-quarter revenues, compared with 17% in the year-ago period. The growth in sales includes $5.6 million from the newly acquired Pittsburgh operation, and primarily represents sales to industrial customers. Without the impact of the acquisition, net sales would have increased by $378,000.

For the nine-month period ended March 28, 2004, the sales increase is attributable to much stronger defense sales offset with lower sales to natural resources customers. Defense industry sales increased 31% and natural resources industry sales decreased 10% during the nine-month period compared with the same period last year.

Sales to the Company's 10 largest customers represented 77% of total revenue in the third quarter of fiscal 2004 versus 83% for the same period of fiscal 2003. The Company's top three customers and the portion of total third-quarter sales they represented were as follows: Schlumberger, 14%; Raytheon, 11%; and Northrop Grumman Corporation, 11%.

Sales to the Company's 10 largest customers represented 76% of the total revenue for the nine months ended March 28, 2004 versus 82% for the nine months ended March 30, 2003. The Company's top three customers and the portion of total sales they represented are as follows: Northrop Grumman Corporation, 19%, Lockheed Martin, 11%; and The Boeing Company, 9%.

Gross Profit
(dollars in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Gross profit	$7,350	$5,347	$20,697	$14,575
Gross margin	23.1%	20.7%	22.8%	19.9%

The improvement in gross margin percentage in the three- and nine-month periods, compared with the prior year, is primarily the result of operating productivity gains in our manufacturing processes plus the impact of higher volumes. The newly acquired Pittsburgh operation added $1.4 million of gross profit to the three- and nine-month periods. Absent the newly acquired Pittsburgh operation, gross margins would have been 22.5% and 22.6% for the three and nine months ended March 28, 2004, respectively.

Selling and Administrative Expenses
(dollars in thousands)
Three Months Ended			Nine Months Ended

March 28,		March 30,	March 28,	March 30,
2004		2003	2004	2003

Selling and administrative expenses	$4,442	$3,660	$13,492	$11,542
Percent of sales	14.0%	14.2%	14.9%	15.8%

Selling and administrative expenses increased over prior periods primarily as a result of higher accrued compensation costs due to significantly improved performance in fiscal year 2004, and the addition of the Pittsburgh operation which accounted for $417,000 of the increase in both the three- and nine-month periods. As a percent of sales, selling and administrative expenses declined on higher sales volume in these periods.

Interest Expense
(dollars in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Interest expense	$192	$197	$291	$622

Interest expense declined modestly for the three months ended March 28, 2004. The current period reflects additional debt levels incurred during the quarter to fund the acquisition of Pinnacle Electronics. Interest expense is expected to increase to approximately $350,000 in the fourth quarter, reflecting acquisition debt levels outstanding for the entire quarter.

Lower interest expense for the nine-month period reflects lower average debt levels, and the repayment at the end of fiscal 2003 of $5.6 million in 7% subordinated notes.

Pretax Earnings from Continuing Operations
(dollars in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Pretax earnings from continuing operations	$2,944	$1,527	$7,432	$3,079

The increase in pretax earnings for the quarter ended March 28, 2004, compared with the same period of fiscal 2003, is primarily attributable to higher gross profit of $2.0 million on a sales increase of $6.0 million, and an increase in selling and administrative expenses of $782,000 offset by a $190,000 increase in other income that is primarily attributable to the sale of stock of Norwood Abbey Ltd. The stock sale generated $116,000 of the other income. See Note 8, "Other Assets. "

The increase in pretax earnings for the nine months ended March 28, 2004, compared with the prior period, is primarily attributable to higher gross profit of $6.1 million on a $17.4 million increase in sales, an increase in selling and administrative expenses of $1.9 million offset by a $330,000 reduction in interest expense. Prior-period other income included $436,000 attributable to a return of premium under a split-dollar insurance benefit program.

The newly acquired Pittsburgh operation contributed $911,000 of pretax income to the three- and nine- month periods ended March 28, 2004.

Tax Expense from Continuing Operations
(dollars in thousands)
	Three Months Ended		Nine Months Ended

	March 28,	March 30,	March 28,	March 30,
	2004	2003	2004	2003

Tax expense from continuing operations	$1,249	$535	$2,962	$1,053

The effective income tax rate for the three- and nine-month periods ended March 28, 2004 was 42% and 40%, respectively, compared with 35% and 34% for the three- and nine-month periods ended March 30, 2003, respectively. The newly acquired Pittsburgh operation generated higher tax rates reflecting the 10% maximum statutory income tax rates in Pennsylvania. In addition, lower tax rates in the fiscal 2003 periods are the result of receipt of $436,000 of a non-taxable return of premium under a split-dollar insurance benefit program in the second quarter of fiscal 2003.

Discontinued Operations, Net of Tax
(dollars in thousands)
	Three Months Ended			Nine Months Ended

	March 28,		March 30,	March 28,	March 30,
	2004		2003	2004	2003

Loss from discontinued operations less applicable income tax benefit of $0, $(109), $(70) and $(219), respectively	$	---	$(276)	$(114)	$(632)
Gain (loss) on disposal of discontinued operations net of income tax expense of $0, $0, $8 and $2,434, respectively	$	---	$ ---	$12	$(212)

Discontinued operations resulted from the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business on November 1, 2002, and the sale of the remaining non-railroad ScadaNET Network business on August 7, 2003. See Note 10, "Discontinued Operations. "
	Three Months Ended		Nine Months Ended

March 28,		March 30,	March 28,	March 30,
2004		2003	2004	2003

Diluted earnings per share from
continuing operations	$0.11	$0.07	$0.29	$0.13

The newly acquired Pittsburgh operation contributed $0.03 per diluted share for the three- and nine-month periods ended March 28, 2004.

Financial Condition and Liquidity
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	March 28,	June 29,
	2004	2003

Stockholders' equity	$40,343	$35,879
Debt	36,779	7,064

The Company's continuing operations provided $13.7 million of net cash for the nine months ended March 28, 2004.

The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 28, 2004, outstanding loans under the revolving credit facility were $5.0 million. Letters of credit outstanding were $2.0 million and $13.0 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended March 28, 2004, the average rate was approximately 3.29%

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of March 28, 2004.

Other Long-term Debt:

Mortgage Loan:

The Company has a $6.1 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a balloon final payment due in October 2009. The balance at March 28, 2004 was $6.1 million.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at March 28, 2004 was $684,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	...............................................................	$1,094
2005	...............................................................	4,419
2006	...............................................................	4,660
2007	...............................................................	5,668
2008	...............................................................	6,424
Thereafter	...............................................................	9,514

Total	...............................................................	$31,779

Overall, management believes the Company's availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

Currently, the total debt-to-equity ratio for the Company is .91 to 1, versus .20 to 1 at the end of fiscal 2003, reflecting the debt increased in connection with the acquisition of Pinnacle Electronics LLC.

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

The Company's management, with the participation of the Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls as of the end of the period covered by this report and procedures as of the end of this period covered by this report.

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

PART II

ITEM 5.               Other Information.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC. The acquired assets supplement the Company's electronic manufacturing services business with a new, leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix. Pinnacle's commercial/industrial market expertise, developed by a strong management team, supplements the Company's historic strength in the government/defense market place.

Pinnacle understands the unique characteristics of the commercial/industrial EMS (electronics manufacturing services) market and has developed competencies and inventory management practices to maximize productivity and profitability.

The Pittsburgh operation designs, engineers and manufactures printed circuit assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $41.0 million plus a post closing adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred estimated transaction costs of $0.3 million.

ITEM 6.              Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1	Certification of Chief Executive Officer and President pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The following reports on Form 8-K were filed during the quarter:
March 8, 2004 - To furnish Annual Meeting Slide Presentation pursuant to Regulation FD.
February 23, 2004 - To furnish information regarding the acquisition of Pinnacle Electronics on February 17, 2004.
February 5, 2004 - To furnish a Press Release announcing financial results for the quarter ended December 28, 2003, earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date: May 6, 2004
/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer