Form 10-K
period 2004-06-27
LABARGE INC
filed 2004-09-03
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 27, 2004 Commission File Number 1-5761

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

As of June 27, 2004, 15,773,253 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $74.6 million, based upon the closing price of the common stock on the American Stock Exchange on June 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part III herein.

LaBarge, Inc.

Form 10-K
For The Year Ended June 27, 2004

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

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

-	The Company's dependence on a few large customers;
-	The Company's dependence on government contracts, which are subject to cancellation;
-	The Company's ability to control costs, especially on fixed-price contracts;
-	The size and time of new contract awards to replace completed or expired contracts;
-	Cutbacks in defense spending by the U.S. Government;
-	Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
-	The Company's ability to integrate recently acquired businesses;
-	Availability and increases in the cost of raw materials, labor and other resources;
-	Increased competition in the Company's markets;
-	The Company's ability to manage operating expenses;
-	The outcome of litigation to which the Company is or may become a party; and
-	The availability, amount, type and cost of financing for the Company, any change to that financing, and an increase in the level of interest rates.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets. The Company's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania. The Company employs approximately 980 people including 15 sales personnel, 29 engineers and 50 technicians who provide direct customer support as needed, and 34 executive and corporate administrative support people.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC ("Pinnacle" or "the Pittsburgh operation"). The acquired assets supplement the Company's electronics manufacturing services ("EMS") business with a leased manufacturing location in metropolitan Pittsburgh, Pennsylvania, substantially enhancing the Company's commercial/industrial sales mix. Pinnacle's commercial/industrial market expertise, supported by a strong management team, supplements the Company's historic strength in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to maximize productivity and profitability. The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash. The Company recorded a $20,000 pretax gain on the transaction. This sale completed the Company's exit from the ScadaNET Network™ businesses.

Fiscal 2004 Company net sales were $131.5 million, compared with $102.9 million for fiscal 2003, and $117.2 million in fiscal 2002. The backlog for the Company at June 27, 2004 was $156.9 million, compared with $123.6 million at June 30, 2003, an increase of 27%. The Pinnacle acquisition increased backlog by $18.5 million, or 15%. The 12% growth in other backlog is the result of a sales and marketing effort that focuses on matching the Company's core competencies to the outsourcing needs of targeted large customers in a variety of industries. Approximately $41.0 million of the backlog at fiscal 2004 year end is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $41.9 million at fiscal 2003 year end.

Sales and Marketing
During fiscal 2004, 48% of the Company's revenues were generated from defense customers, 14% from natural resource customers, 13% from industrial customers and 10% from customers in the government systems market. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation for oil and gas wells, and postal automation equipment. However, the Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets. The diversification of the Company's customer base helps protect it from volatility in any one market sector.

With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone or progress payments.

The Company seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales. These close relationships allow the Company to better understand each customer's business needs and identify ways to provide greater value to the customer.

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

Concentration of Business
Three customers, each with multiple operating units, together accounted for in excess of 35% of the Company's consolidated sales in fiscal 2004: Northrop Grumman accounted for 17% of total sales; Schlumberger accounted for 10% of total sales; and Lockheed Martin accounted for 9% of total sales. No other customer accounted for more than 9% of total sales. Sales to the largest 10 customers represented approximately 73% of the Company's total sales in fiscal year 2004 and 82% in fiscal year 2003.

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

Strategy
The Company's business strategy is to serve as an outsourcing partner to original equipment manufacturers (OEMs) that do business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company's core competencies in manufacturing complex electronic assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company's business historically was concentrated in the defense and other government related markets. In recent years, that focus has broadened to include industrial and commercial customers. This greater diversity in markets served helps protect the Company from down turns in any one market.

Capital Structure
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 27, 2004, outstanding loans under the revolving credit facility were $7.1 million. Letters of credit outstanding were $1.9 million and $11.0 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortizing at a quarterly rate of $1.0 million, beginning May 2004, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009. As of June 27, 2004, the outstanding balance was $24.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This Agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended June 27, 2004, the average rate was approximately 3.8%. For the year ended June 27, 2004, the average rate was approximately 3.4%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of June 27, 2004.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009. The balance at June 27, 2004 was $6.0 million. Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended June 27, 2004, the average rate was approximately 2.1%

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at June 27, 2004 was $661,000.

The aggregate maturities of long-term obligations are as follows:

(dollars in thousands)

Fiscal Year

2005	...............................................................	$4,415
2006	...............................................................	4,664
2007	...............................................................	5,668
2008	...............................................................	6,424
2009	...............................................................	4,798
Thereafter	...............................................................	4,716

Total	...............................................................	$30,685

Environmental Compliance
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company's foreign sales in each of fiscal 2004, fiscal 2003 and fiscal 2002 were less than 10% of the total Company revenue.

ITEM 2.	PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:
Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2019

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2005

Pittsburgh, PA	Manufacturing & Offices	5	135,504	2005

St. Louis, MO	Offices	8	65,176	Owned

Tulsa, OK	Manufacturing & Offices	3	55,000	2006

Tulsa, OK	Manufacturing	1	6,425	2006

Tulsa, OK	Offices	.5	3,235	2005

ITEM 3.	LEGAL PROCEEDINGS

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies. In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits. As of June 27, 2004, the amounts associated with this contract included in inventory total approximately $335,000. In addition, included in liabilities is a cash advance from DNA of approximately $295,000. It is the Company's position that it is entitled to keep the cash advance that would cover a portion of the inventory book value. In addition, the remaining inventory is marketable and the Company believes that it can recover the book value of the remaining inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $11.0 million.

After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company's production of audiocassette machines during the period 1992 through 1996. The LOC claims the machines are defective. The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. The Company intends to vigorously defend its position.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 27, 2004.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reference is made to the information contained in the section entitled "Stock Price and Cash Dividends" on page 40 filed herewith.

The following table contains certain information as of June 27, 2004 with respect to options granted and outstanding under the Company's three stock option plans, shares available for purchase as of that date under the Company's employee stock purchase plan, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by security holders	1,645,374	$3.06	317,614

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars In Thousands - Except Per Share Amounts)

	Year Ended

	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000

Net sales	$131,510	$102,901	$117,190	$116,655	$78,271
Pretax earnings (loss) from
continuing operations	11,503	5,076	6,687	7,880	(32)
Net earnings (loss) from
continuing operations	6,971	3,319	4,361	5,000	(27)

Discontinued operations:
Income (loss) from
operations, net of taxes	(114)	(859)	(431)	(1,172)	(1,231)

Gain (loss) on disposal,
net of taxes	12	(212)	---	---	2,833

Net earnings (loss)	$6,869	$2,248	$3,930	$3,828	$1,575

Basic earnings (loss) per share:
Net earnings from
continuing operations	$0.47	$0.22	$0.29	$0.34	$ ---
Net loss from
discontinued operations	(0.01)	(0.07)	(0.03)	(0.08)	0.11

Basic net earnings	$0.46	$0.15	$0.26	$0.26	$0.11

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.45	$0.22	$0.28	$0.34	$ ---
Net earnings (loss) from
discontinued operations	(0.01)	(0.07)	(0.02)	(0.08)	0.11

Diluted net earnings	$0.44	$0.15	$0.26	$0.26	$0.11

Total assets	$117,980	$67,162	$68,206	$67,538	$68,733
Long-term debt	26,270	6,669	7,047	13,121	15,025

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 42 through 48 herewith.
ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2004, 2003 and 2002 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of June 27, 2004, the Company had $37.7 million in total debt. Industrial revenue bonds totaling $661,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $37.1 million is subject to fluctuation. The additional interest cost to the Company if interest rates increased 1% would be approximately $371,000 for one year. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. At June 27, 2004, the unamortized balance of the fee paid under the Interest Rate Cap Agreement was $175,000.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedules" contained on page 17 filed herewith.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President, and the Company's Vice President, Chief Financial Officer and Secretary, have evaluated the design and effectiveness the Company's internal controls and procedures as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There were no significant changes in internal controls over financial reporting identified in connection with the evaluation that have materially affected or that are reasonably likely to materially affect these controls.

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

PART IV
ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
a.		Consolidated Financial Statements.
See "Index to Consolidated Financial Statements and Schedules" contained on page 17.
b.		Reports on Form 8-K.
The following Current Reports on Form 8-K/A and Form 8-K were filed by the Company with the Securities and Exchange Commission during the fiscal quarter ended June 27, 2004:
	1.	Financial Statements, Pro Forma Financial Information and Exhibits - April 27, 2004
	2.	Financial information for LaBarge, Inc. for the quarter ended March 28, 2003 and forward- looking statements relating to fiscal 2004 as presented in a press release of April 29, 2004.

c.		Exhibits.
See "Exhibits" below.
d.		Consolidated Financial Statements and Schedules.
See "Index to Consolidated Financial Statements and Schedules"

EXHIBITS
Exhibit Number	Description
2.1

Asset Sale and Purchase Agreement dated as of February 17, 2004 by and between LaBarge Electronics, Inc. and Pinnacle Electronics, Inc. previously filed with the Securities and Exchange Commission with the Company's Current Report on Form 8-K on February 23, 2004, and incorporated herein by reference.

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

4.1(a)

Form of Rights Agreement dated as of November 8, 2001, between the Company and UMB Bank, as Rights Agent, which includes as Exhibit B the form of Rights Certificate, previously filed as Exhibit 4 to the Company's Registration Statement on Form 8-A on September 11, 2001 and incorporated herein by reference.

4.1(b)

First Amendment to the Rights Agreement appointing Registrar and Transfer Company as successor Rights Agent with respect to Series C Junior Participating Preferred Stock Purchase Rights, previously filed with Securities & Exchange Commission on Current Report Form 8-K, dated January 4, 2002 and incorporated herein by reference.

10

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

10(a)

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company's Current Report on Form 8-K on February 23, 2004 and incorporated herein by reference.

10(b)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association as agent previously filed with the Company's Current Report on Form 8-K on February 23, 2004 and incorporated herein by reference.

10(c)*	First Amendment to the Loan Agreement dated April 16, 2004, between U.S. Bank National Association, National City Bank of Pennsylvania and the Company filed herewith.
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

Subsidiaries of the Company.
Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(a).

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(a).

32.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(b).
32.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(b).

* Document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 2, 2004
LaBarge, Inc.

By:	/s/DONALD H. NONNENKAMP

Donald H. Nonnenkamp Vice President & Chief Financial Officer

POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig E. LaBarge and Donald H. Nonnenkamp and each of them, and substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, herby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereto.

     Pursuant to the requirements of the Securities Act of 1934, the Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
SIGNATURE	TITLE	DATE

/s/Craig E. LaBarge	Chief Executive Officer, President and Director	August 25, 2004

Craig E. LaBarge

/s/Donald H. Nonnenkamp	Vice President, Chief Financial Officer	August 25, 2004

Donald H. Nonnenkamp	and Secretary

/s/Robert H. Chapman	Director	August 25, 2004

Robert H. Chapman

/s/Robert G. Clark	Director	August 25, 2004

Robert G. Clark

/s/John G. Helmkamp	Director	August 25, 2004

John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand	Director	August 25, 2004

Lawrence J. LeGrand

/s/James P. Shanahan	Director	August 25, 2004

James P. Shanahan, Jr.

/s/Jack E. Thomas	Director	August 25, 2004

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Consolidated Financial Statements and Schedules	Page

Report of Independent Registered Public Accounting Firm	18

Consolidated Statements of Income,
Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
19

Consolidated Balance Sheets,
As of June 27, 2004 and June 29, 2003	20

Consolidated Statements of Cash Flows,
Years Ended June 27, 2004, June 29, 2003 and June 30, 2002	21

Consolidated Statements of Stockholders' Equity,
Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
22

Notes to Consolidated Financial Statements	23 - 41

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of LaBarge, Inc.:

We have audited the accompanying consolidated balance sheets of LaBarge, Inc. as of June 27, 2004 and June 29, 2003, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the years in the three-year period ended June 27, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 27, 2004 and June 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP
St. Louis, Missouri
August 5, 2004

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (Amounts In Thousands -- Except Per-Share Amounts)

	Year Ended

	June 27, 2004	June 29, 2003	June 30, 2002

Net sales	$131,510	$102,901	$117,190

Cost and expenses:
Cost of sales	101,138	82,053	95,239
Selling and administrative expense	18,828	15,662	14,742
Interest expense	718	820	1,144
Other income, net	(677)	(710)	(622)

Earnings from continuing operations
before income taxes	11,503	5,076	6,687
Income tax expense	4,532	1,757	2,326

Net earnings from continuing operations	6,971	3,319	4,361

Discontinued operations:
Loss from discontinued operations, (less
applicable income tax benefit of ($70, $519 and $263, respectively)	(114)	(859)	(431)
Gain (loss) on disposal of discontinued operations of $20, $2,222 less applicable income tax expense of $8, and $2,434, respectively	12	(212)	---

Net earnings	$6,869	$2,248	$3,930

Basic net earnings per common share:
Net earnings from continuing operations	$0.47	$0.22	$0.29
Net loss from discontinued operations	(0.01)	(0.07)	(0.03)

Basic net earnings	$0.46	$0.15	$0.26

Average common shares outstanding	14,981	14,977	14,975

Diluted net earnings per share:
Net earnings from continuing operations	$0.45	$0.22	$0.28
Net loss from discontinued operations	(0.01)	(0.07)	(0.02)

Diluted net earnings	$0.44	$0.15	$0.26

Average diluted common shares outstanding	15,552	15,101	15,404

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (Amounts In Thousands -- Except Share Amounts)

	June 27, 2004	June 29, 2003

ASSETS
Current assets:
Cash and cash equivalents	$793	$4,030
Accounts and other receivables, net	22,335	15,653
Inventories	40,202	25,743
Prepaid expenses	854	956
Deferred tax assets, net	818	637
Current assets of discontinued operations	---	215

Total current assets	65,002	47,234

Property, plant and equipment, net	18,910	14,255
Deferred tax assets, net	---	299
Intangible assets, net	3,881	270
Goodwill, net	24,471	206
Other assets, net	5,694	4,727
Non-current assets of discontinued operations	---	171

	$117,958	$67,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$7,050	$ ---
Current maturities of long-term debt	4,415	395
Trade accounts payable	12,305	7,808
Accrued employee compensation	8,466	5,930
Other accrued liabilities	2,567	3,419
Cash advances	8,864	4,208
Current liabilities of discontinued operations	---	66

Total current liabilities	43,667	21,826

Long-term advances from customers for purchase of materials	5,370	2,788
Deferred tax liabilities, net	67	---
Long-term debt	26,270	6,669

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at June 27, 2004 and June 29, 2003, respectively, including shares in treasury	158	158
Additional paid-in capital	13,462	13,486
Retained earnings	31,853	24,984
Accumulated other comprehensive income	157	---
Less cost of common stock in treasury shares of 808,754 at June 27, 2004 and 844,903 at June 29, 2003	(3,046)	(2,749)

Total stockholders' equity	42,584	35,879

	$117,958	$67,162

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts In Thousands)

	Year Ended

	June 27, 2004	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net earnings	$6,869	$2,248	$3,930
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	(20)	(2,222)	---
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	8	2,434	---
Net loss from discontinued operations	114	859	431
Depreciation and amortization	2,938	2,294	2,103
Gain on sale of investment	(224)	---	---
Deferred Taxes	96	628	1,430
Other	(6)	48	25
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	857	916	(351)
Inventories	(7,551)	(3,488)	657
Prepaid expenses	192	(419)	170
Trade accounts payable	1,340	1,298	(3,093)
Accrued liabilities	1,183	740	1,550
Advance payments	7,238	2,253	188

Net cash provided by continuing operations	13,034	7,589	7,040
Net cash provided (used) by discontinued operations	2	(361)	(414)

Net cash provided by operating activities	13,036	7,228	6,626

Cash flows from investing activities:
Acquisition of Pinnacle	(43,348)	---	---
Additions to property, plant and equipment	(2,743)	(2,579)	(2,833)
Proceeds from disposal of property and equipment	7	14	---
Disposition of (additions to) other assets	(145)	183	(130)
Purchase of securities available-for-sale	(1,425)	---	---
Proceeds of from sale of securities available-for-sale	830	---	---
Proceeds from disposal of discontinued operations	225	5,300	---

Net cash provided (used) by investing activities	(46,599)	2,918	(2,963)

Cash flows from financing activities:
Borrowings of long-term senior debt	25,000	20	6,400
Repayments of long-term senior debt	(1,403)	(281)	(8,351)
Issuance of stock to employees	737	293	303
Purchase of treasury stock	(1,058)	(477)	(231)
Net change in short-term borrowings	7,050	(2,583)	83
Repayments of subordinated debt	---	(5,621)	---

Net cash provided (used) by financing activities	30,326	(8,649)	(1,796)

Net increase (decrease) in cash and cash equivalents	(3,237)	1,497	1,867
Cash and cash equivalents at beginning of year	4,030	2,533	666

Cash and cash equivalents at end of period	$793	$4,030	$2,533

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts In Thousands -- Except Share Amounts)
	Common Stock					Treasury Stock
			Additional Paid-in Capital
				Retained Earnings	Accumulated Other

	Shares	Par Value			Comprehensive Income (Loss)	Shares	Cost

Balance at July 1, 2001	15,773,253	$158	$13,569	$18,806	$(97)	(812,176)	$(2,720)

Net earnings	---	---	---	3,930	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	(34)	---	---

Issued for the Employee Stock Purchase Plan	---	---	(47)	---	---	87,163	290

Purchase of common stock to treasury	---	---	---	---	---	(74,130)	(231)

Exercise of stock options	---	---	(7)	---	---	20,000	67

Balance at June 30, 2002	15,773,253	$158	$13,515	$22,736	$(131)	(779,143)	$(2,594)

Net earnings	---	---	---	2,248	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	131	---	---

Issued for the Employee Stock Purchase Plan	---	---	(21)	---	---	87,640	289

Purchase of common stock to treasury	---	---	---	---	---	(163,400)	(477)

Exercise of stock options	---	---	(8)	---	---	10,000	33

Balance at June 29, 2003	15,773,253	$158	$13,486	$24,984	$ ---	(844,903)	$(2,749)

Net earnings	---	---	---	6,869	---	---	---

Change in fair value of securities available for sale	---	---	---	---	157	---	---

Issued for the Employee Stock Purchase Plan	---	---	67	---	---	57,337	194

Purchase of common stock to treasury	---	---	---	---	---	(189,743)	(1,058)

Exercise of stock options	---	---	(91)	---	---	168,555	567

Balance at June 27, 2004	15,773,253	$158	$13,462	$31,853	$157	(808,754)	$(3,046)

For the fiscal years ended June 27, 2004, June 29, 2003, and June 30, 2002, total comprehensive income was $7.0 million, $2.4 million and $3.9 million, respectively.

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

Our contract manufacturing capabilities are marketed to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The Company serves customers in the defense, aerospace, natural resources, industrial, and other commercial markets. The group's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.

On February 17, 2004, the Company acquired substantially all the assets of Pinnacle Electronics LLC, a complimentary electronics manufacturing services business, for approximately $43.1 million.

On August 7, 2003, LaBarge, Inc. sold the non-railroad industry portion of its ScadaNET Network™ remote equipment monitoring businesses for $225,000. See Note 2, "Acquisitions, Discontinued Operations and Investments."

Principles of Consolidation
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries. Investments in less than 20%-owned companies are accounted for at cost.

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2004 consisted of 52 weeks, as did fiscal years 2003 and 2002.

Reclassifications of Prior Year Amounts
Certain prior period amounts have been reclassified to conform to the current year's presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer. When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers which is usually upon shipment.

Management's estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that management estimates are un-collectable. This estimated allowance is based primarily on management's evaluation of the financial condition of the Company's customers.

The Company does not believe that concentration of accounts receivable is a significant credit risk due to the financial strength of the account debtors and collection experience.

Inventories
Inventories are valued at the lower of cost or market. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Fair Value of Financial Instruments
The Company considered the carrying amounts of cash and cash equivalents, securities and other including, accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the term loan, and the Industrial Revenue Bonds, and the Interest Rate Cap Agreement and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of June 27, 2004.

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

The Company offers a non-qualified deferred compensation program to certain key employees whereby they may defer a portion of their annual compensation for payment upon retirement plus a guaranteed return. The program is unfunded; however, the Company purchases Company-owned life insurance contracts through which the Company will recover a portion of its cost upon the death of the employee.

The Company also offers an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company previously adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation. " Under APB No. 25, "Accounting for Stock Issued to Employees, " no compensation expense is recognized for the Company's stock option plans. The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(dollars in thousands, except per-share amounts)

Fiscal Year Ended

	June 27,	June 29	June 30,
	2004	2003	2002

Net earnings, as reported	$6,869	$2,248	$3,930
Pro forma net earnings	6,574	2,134	3,751

Net earnings per share:
Basic -- as reported	$0.46	$0.15	$0.26
Basic -- pro forma	0.44	0.14	0.25

Diluted -- as reported	$0.44	$0.15	$0.26
Diluted -- pro forma	0.42	0.14	0.24

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2004: risk-free interest rate of 3.3%; expected dividend yield of 0%; expected life of six years and, expected volatility of 49%.

The risk-free interest rate was 3.3% and 1.7% for fiscal years 2003 and 2002, respectively. The expected volatility was 48% and 77% for fiscal years 2003 and 2002, respectively, and the expected life of stock options for fiscal 2003 and fiscal 2002 was six years.

Options to purchase 59,275 shares (at a per-share price of $5.97 to $7.24) and 270,000 shares (at a per-share price of $3.03 to $7.24) were outstanding during the twelve months ended June 27, 2004, and June 29, 2003, respectively. These options amounts were not included in the respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011.

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

Acquisitions

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC. The acquired assets supplement the Company's electronics manufacturing services ("EMS") business with a leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix. Pinnacle's commercial/industrial market expertise, supported by a strong management team, supplements the Company's historic position in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to maximize productivity and profitability.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customer applications in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets and liabilities based upon their estimated fair value as of the date of the acquisition. The purchase price allocation as of February 17, 2004, is as follows:

(dollars in thousands)

At February 17, 2004

Current assets	$14,611
Property and equipment	4,351
Intangible assets	3,800
Goodwill	24,268

Total assets acquired	47,030

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,348

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

(dollars in thousands, except per-share amounts)

	Twelve Months Ended

	June 27,	June 29,
	2004	2003

Net sales	$156,339	$138,958
Net earnings	8,054	5,211

Basic earnings per share	$0.54	$0.35
Diluted earnings per share	0.52	0.35

Discontinued Operations
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

The GETS Global Signaling sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash includes $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. One-third of the escrow was released on November 1, 2003. The Company expects the escrowed balance to be released in equal installments over the next two years on the anniversary date of the sale. The Company recognized a pretax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000.

(dollars in thousands)
	Fiscal Year Ended

	June 27,		June 29,	June 30,
	2004		2003	2002

Railroad ScadaNET Network business	$	---	$777	$2,545
Other ScadaNET Network business		38	431	400

Net sales on discontinued operations		$38	$1,208	$2,945

Railroad ScadaNET Network business	$	---	$(4)	$125
Other ScadaNET Network business	(114)		(855)	(556)

Loss on discontinued operations, net of tax		$(114)	$(859)	$(431)

3.	GROSS AND NET SALES

Gross and net sales consist of the following:

(dollars in thousands)
	Fiscal Year Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

Gross sales	$133,084	$104,443	$120,923
Less sales discounts	1,574	1,542	3,733

Net sales	$131,510	$102,901	$117,190

The Company accepts sales discounts from a number of customers in the normal course of business.

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customers accounting for more than 10% of net sales for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 were as follows:

Customer	2004	2003	2002

1	17%	15%	19%
2	10	14	17
3	9	12	14

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	June 27,	June 29,
	2004	2003

Billed shipments, net of progress payments	$22,376	$15,324
Less allowance for doubtful accounts	369	100

Trade receivables, net	22,007	15,224
Other current receivables	328	429

	$22,335	$15,653

Progress payments are from customers in accordance with contractual terms for contract costs incurred to date. Such payments are credited to the customer at the time of shipment.

Allowance for Doubtful Accounts
This account represents amounts that may be uncollectible in future periods.
	Balance	Additions		Balance
	Beginning	Charged to		End of
Year	of Period	Expense	Deductions	Period

2002	$289	$(83)	$92	$114
2003	114	26	40	100
2004	100	296	27	369

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	June 27,	June 29,
	2004	2003

Raw materials	$28,453	$15,618
Work in progress	11,749	10,275

	40,202	25,893
Less progress payments	---	150

	$40,202	$25,743

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, expense for obsolete or slow moving inventory charged to income before income taxes was $776,000, $581,000 and $185,000, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

			Estimated
	June27,	June 29,	useful life
	2004	2003	in years

Land	$2,458	$2,458	-
Building and improvements	8,899	8,669	5-33
Leasehold improvements	3,155	2,923	2-10
Machinery and equipment	18,565	13,384	2-12
Furniture and fixtures	2,577	1,994	5-20
Computer equipment	3,002	2,528	3
Construction in progress	388	52	-

	39,044	32,008
Less accumulated depreciation	20,134	17,753

	$18,910	$14,255

Depreciation expense was $2.4 million, $2.1 million and $1.9 million for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.
7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:

(dollars in thousands)
	June 27,	June 29,
	2004	2003

Software	$2,207	$1,900
Less accumulated amortization	1,877	1,634

Net software	330	266
Customer list	3,400	---
Less accumulated amortization	207	---

Net customer list	3,193	---

Other, net	358	4

Total intangible assets, net	$3,881	$270

Intangibles are amortized over a three- to six-year period. Amortization expense was $508,000, $297,000 and $192,000 for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, respectively.

The Company anticipates that amortization expense will approximate $995,000 for the fiscal years 2005, 2006 and 2007, $938,000 for fiscal year 2008 and $881,000 in fiscal year 2009.

8.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	June 27,	June 29,
	2004	2003

Goodwill	$24,671	$406
Less accumulated amortization	200	200

Net goodwill	$24,471	$206

The net present value of the cash flow of the operation to which the goodwill relates is sufficient to substantiate that there is no impairment to the value of goodwill. There was no impairment of goodwill at June 27, 2004.

Changes in the carrying amount of goodwill for the period ended June 27, 2004 are as follows:
(dollars in thousands)

Balance at June 29, 2003	$206
Pinnacle acquisition	24,268
Other	(3)

Balance at June 27, 2004	$24,471

9.	OTHER ASSETS

Other assets is summarized as follows:

(dollars in thousands)
	June 27,	June 29,
	2004	2003

Cash value of life insurance	$3,576	$3,551
Deposits, licenses and other, net	235	510
Securities held for sale	1,166	100
Restricted cash	265	530
Deferred financing costs, net	240	---
Other	212	36

	$5,694	$4,727

Restricted cash refers to cash in an escrow account which is related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring businesses to GE Transportation Systems Global Signaling, LLC. See Note 2, "Discontinued Operations."

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable. At that time, Norwood Abbey Ltd. was a newly formed Australian company. These shares and options were valued at $100,000. Norwood Abbey was listed on the Australian Stock Exchange in August 2000. Options to acquire 2.4 million shares expired, unexercised, due to the market price. During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million. During the year ended June 27, 2004, 850,000 shares were sold, resulting in a pre-tax gain of $225,000. The remaining 1.8 million shares are held as available-for-sale securities, and reported at fair value of $1.2 million, with the unrealized gain of $157,000 net of tax, reported as accumulated other comprehensive income in stockholders' equity.

The Company entered into a senior loan agreement on February 17, 2004. See Note 10. The Company incurred $264,000 of financing costs that have been deferred and will be amortized over a period beginning May 2004 and ending February 2009. At June 27, 2004, the unamortized amount was $240,000.
10.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)
	June 27,	June 29,
	2004	2003

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$7,050	$ ---
Interest rate at year-end	4.2%	---%
Average amount of short-term borrowings
outstanding during period	$2,150	$256
Average interest rate for fiscal year	3.73%	3.38%
Maximum short-term borrowings at any month-end	$7,050	$2,389

Senior long-term debt:
Senior lender:
Term loan	$24,000	$ ---
Mortgage loan	5,995	6,251
Other	690	813

Total senior long-term debt	30,685	7,064
Less current maturities	4,415	395

Long-term debt, less current maturities	$26,270	$6,669

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for the interest in fiscal years 2004, 2003 and 2002 were $0.6 million, $0.8 million and $1.2 million, respectively.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 27, 2004, outstanding loans under the revolving credit facility were $7.1 million. Letters of credit outstanding were $1.9 million and $11.0 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009. As of June 27, 2004, the amount outstanding was $24.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This Agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004

*

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended June 27, 2004, the average rate was approximately 3.8%. For the year ended June 27, 2004, the average rate was approximately 3.4%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of June 27, 2004.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009. The balance at June 27, 2004 was $6.0 million. Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended June 27, 2004, the average rate was approximately 2.1%

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at June 27, 2004 was $661,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2005	...............................................................	$4,415
2006	...............................................................	4,664
2007	...............................................................	5,668
2008	...............................................................	6,424
2009	...............................................................	4,798
Thereafter	...............................................................	4,716

Total	...............................................................	$30,685

Subordinated Convertible Notes:
In March 1999, the Company, through its subsidiary LaBarge-OCS, Inc., issued Subordinated Convertible Notes ("Notes") due June 2003 in the aggregate principal amount of $5.6 million for the acquisition of OCS. The Notes bore interest at 7.5% per annum payable quarterly. The Notes were convertible by the holders into LaBarge, Inc. common stock at $8.00 per share at any time up to their maturity date. In January 2003, $1.3 million of the Notes were repaid. In June 2003, the remaining $4.3 million of Notes were repaid.
11.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2019. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

Rental expense under operating leases is as follows:
(dollars in thousands)

	Fiscal Year Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

Initial term of more than one year	$1,754	$1,791	$1,851
Short-term rentals	288	345	250

	$2,042	$2,136	$2,101

At June 27, 2004, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(dollars in thousands)

Fiscal Year

2005	.........................................................................	$1,882
2006	.........................................................................	1,310
2007	.........................................................................	842
2008	.........................................................................	456
2009	.........................................................................	421

12.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution. During 2004, 2003 and 2002, Company matching contributions were $365,000, $358,000 and $385,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no such contributions for 2004, 2003 and 2002.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%. To support the deferred compensation plan, the Company has elected to purchase Company-owned life insurance. The increase in the cash value of the life insurance policies exceeded the premiums paid by $78,000, $115,000 and $92,000 in fiscal years 2004, 2003 and 2002, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.3 million, at June 27, 2004, compared with $1.2 million at June 29, 2003. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $2.6 million at June 27, 2004 versus $2.4 million at June 29, 2003.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. In fiscal 2004, 57,337 shares were purchased in the amount of $261,000, of which the Company recognized expense of approximately $75,000. In fiscal 2003, 87,640 shares were purchased in the amount of $268,500, for which the Company recognized expense of approximately $36,000.

13.	OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

	Fiscal Year Ended

	June 27,	June 29,	June 30,
	2004	2003	2002

Interest income	$37	$71	$48
Property rental income	1,025	937	1,008
Property rental expense	(566)	(592)	(404)
Other, net	181	294	(30)

	$677	$710	$622

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

In fiscal 2004 Other, net includes income of $225,000 relating to the sale of a portion of the Company's investment in Norwood Abbey. See Note 9. In fiscal 2003, Other, net includes income of $436,000, representing a return of premiums under a split-dollar insurance benefit program. In fiscal 2002, Other, net includes income recognized in connection with the sale of certain technology totaling $70,000.

14.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

(dollars in thousands)

	June 27,	June 29,	June 30,
	2004	2003	2002

Current:
U.S. Federal	$3,619	$1,391	$519
State and Local	817	265	231

Total	$4,436	$1,656	$750

Deferred:
U.S. Federal	$79	$92	$1,377
State and Local	18	9	199

Total	$96	$101	$1,576

Discontinued operations:
U.S. Federal	$(66)	$(434)	$(219)
State and Local	(4)	(85)	(44)

Total	$(70)	$(519)	$(263)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 34% as a result of the following:

(dollars in thousands)

	June 27,	June 29,	June 30,
	2004	2003	2002

Computed "expected" tax expense	$3,908	$1,726	$2,274
Increase (reduction) in income taxes resulting from:
Federal tax credit	(72)	(76)	(254)
State and local tax	551	163	283
Other	145	(56)	23

Total	$4,532	$1,757	$2,326

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(dollars in thousands)
	June 27,	June 29,
	2004	2003

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory reserves	$444	$379
Deferred compensation	1,043	902
Other	324	228

Total gross deferred tax assets	$1,811	$1,509

Deferred tax liabilities:
Goodwill and intangibles, due to Pinnacle acquisition	$(89)	$ ---
Property, plant and equipment, principally due to
differences in depreciation methods	(971)	(573)

Total gross deferred tax liabilities	$(1,060)	$(573)

Net deferred tax assets	$751	$936

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operation will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $3.4 million for fiscal 2004, $1.8 million for fiscal 2003, and $1.8 million for fiscal 2002.

15.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:

(amounts in thousands, except earnings per-share amounts)
	June 27,	June 29,	June 30,
	2004	2003	2002

Net earnings from continuing operations	$6,971	$3,319	$4,361
Net loss from discontinued operations	(114)	(859)	(431)
Gain (loss) on disposal, net of tax	12	(212)	---

Net earnings	$6,869	$2,248	$3,930

Basic net earnings per share:
Net earnings from continuing operations	$0.47	$0.22	$0.29
Net loss from discontinued operations	(0.01)	(0.06)	(0.03)
Gain (loss) on disposal, net of tax	---	(0.01)	---

Basic net earnings	$0.46	$0.15	$0.26

Diluted earnings per share:
Net earnings from continuing operations	$0.45	$0.22	$0.28
Net loss from discontinued operations	(0.01)	(0.06)	(0.02)
Gain (loss) on disposal, net of tax	---	(0.01)	---

Diluted net earnings per share	$0.44	$0.15	$0.26

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	June 27,	June 29,	June 30,
	2004	2003	2002

Average common shares outstanding -- basic	14,981	14,977	14,975
Dilutive options	571	124	429

Adjusted average common shares
outstanding -- diluted	15,552	15,101	15,404

16.	STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at July 1, 2001	1,233,588	$2.96	308,651	$4.20

Canceled	(16,775)	7.24	---	---
Granted	336,050	3.07	---	---	$1.89
Exercised	(20,000)	3.30	---	---

Outstanding at June 30, 2002	1,532,863	$2.94	565,010	$3.41

Canceled	(35,513)	4.48	---	---
Granted	75,513	3.61	---	---	$1.51
Exercised	(10,000)	2.50	---	---

Outstanding at June 29, 2003	1,562,863	$2.94	791,840	$3.05

Canceled	(72,477)	3.11	---	---
Granted	322,000	3.56	---	---	$1.80
Exercised	(167,012)	2.80	---	---

Outstanding at June 27, 2004	1,645,374	$3.06	913,196	$3.00

The following table summarizes information about stock options outstanding:

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Number Outstanding at June 27, 2004	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable at June 27, 2004	Weighted Average Exercise Price

$2.50 - $3.76	1,521,586	5.76	$2.83	804,921	$2.60
$3.77 - $5.96	64,513	2.12	5.29	49,000	5.10
$5.97 - $7.24	59,275	2.15	6.69	59,275	6.69

$2.50 - $7.24	1,645,374			913,196	3.00

All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans.
17.	LITIGATION AND CONTINGENICIES

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies. In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits. As of June 27, 2004, the amounts associated with this contract included in inventory total approximately $335,000. In addition, included in liabilities is a cash advance from DNA of approximately $295,000. It is the Company's position that it is entitled to keep the cash advance that would cover a portion of the inventory book value. In addition, the remaining inventory is marketable and the Company feels that it can recover the book value of the remaining inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $11.0 million.

After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company's production of audiocassette machines during the period 1992 through 1996. The LOC claims the machines are defective. The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. The Company intends to vigorously defend its position.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:

(dollars in thousands, except per-share amounts)
	September 28,	December 28,	March 28,	June 27,
FY2004	2003	2003	2004	2004

Net sales	$29,743	$29,070	$31,787	$40,910

Cost of sales	22,899	22,568	24,437	31,234
Selling and administrative expense	4,698	4,352	4,442	5,336
Interest expense	50	50	192	427
Other (income) expense, net	(116)	(176)	(228)	(158)

Net earnings before income taxes	2,212	2,276	2,944	4,071
Income tax expense	841	872	1,249	1,570
Net earnings from continuing operations	1,371	1,404	1,695	2,501

Discontinued operations:
Loss from discontinued operations	(114)	---	---	---
Disposal of discontinued operations	12	---	---	---

Net earnings	$1,269	$1,404	$1,695	$2,501

Basic net earnings per share:
Net earnings from continuing operations	$0.09	$0.09	$0.11	$0.17
Net earnings from discontinued operations	(0.01)	---	---	---

Basic net earnings	$0.08	$0.09	$0.11	$0.17

Average common shares outstanding	14,949	15,026	14,985	14,965

Diluted earnings per share:
Net earnings from continuing operations	$0.09	$0.09	$0.11	$0.16
Net earnings from discontinued operations	(0.01)	---	---	---

Diluted net earnings	$0.08	$0.09	$0.11	$0.16

Average diluted common shares outstanding	15,328	15,581	15,556	15,660

Pinnacle was acquired in the quarter ended March 28, 2004. See Note 2.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(continued)
	September 29,	December 29,	March 30,	June 29,
FY2003	2002	2002	2003	2003

Net sales	$23,070	$24,302	$25,794	$29,735

Cost of sales	18,511	19,633	20,447	23,462
Selling and administrative expense	3,965	3,916	3,660	4,121
Interest expense	223	202	197	198
Other (income) expense, net	(48)	(580)	(37)	(45)

Net earnings before income taxes	419	1,131	1,527	1,999
Income tax expense	162	355	535	705
Net earnings from continuing operations	257	776	992	1,294

Discontinued operations:
Loss from discontinued operations	(174)	(181)	(276)	(228)
Loss on disposal of
discontinued operations	---	(212)	---	---

Net earnings	$83	$383	$716	$1,066

Basic net earnings per share:
Net earnings from continuing operations	$0.02	$0.05	$0.07	$0.09
Net loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)

Basic net earnings	$0.01	$0.03	$0.05	$0.07

Average common shares outstanding	15,015	15,017	14,950	14,927

Diluted earnings per share:
Net earnings from continuing operations	$0.02	$0.05	$0.07	$0.09
Net loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.02)

Diluted net earnings	$0.01	$0.03	$0.05	$0.07

Average diluted common shares outstanding	15,272	15,199	15,053	15,072

LaBarge, Inc.
SELECTED FINANCIAL DATA
(Dollars In Thousands -- Except Per-Share Amounts)

	Year Ended

	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000

Net sales	$131,510	$102,901	$117,190	$116,655	$78,271
Pretax earnings (loss) from
continuing operations	11,503	5,076	6,687	7,880	(32)
Net earnings (loss) from
continuing operations	6,971	3,319	4,361	5,000	(27)

Discontinued operations:
Income (loss) from
operations, net of taxes	(114)	(859)	(431)	(1,172)	(1,231)

Gain (loss) on disposal,
net of taxes	12	(212)	---	---	2,833

Net earnings (loss)	$6,869	$2,248	$3,930	$3,828	$1,575

Basic earnings (loss) per share:
Net earnings from
continuing operations	$0.47	$0.22	$0.29	$0.34	$ ---
Net loss from
discontinued operations	(0.01)	(0.07)	(0.03)	(0.08)	0.11

Basic net earnings	$0.46	$0.15	$0.26	$0.26	$0.11

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.45	$0.22	$0.28	$0.34	$ ---
Net earnings (loss) from
discontinued operations	(0.01)	(0.07)	(0.02)	(0.08)	0.11

Diluted net earnings	$0.44	$0.15	$0.26	$0.26	$0.11

Total assets	$117,980	$67,162	$68,206	$67,538	$68,733
Long-term debt	26,270	6,669	7,047	13,121	15,025

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The disposal of the Company's interest in LaBarge Clayco Wireless in fiscal year 2000 was reported as a discontinued operation. Accordingly, the operating results of LaBarge Clayco Wireless in fiscal year 2000 are reported as discontinued operations. The Company's interest in the Network Technologies Group was reported as a discontinued operation (see Note 2). Accordingly, the operating results of Network Technologies Group for fiscal years 2000, 2001, 2002, 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle Electronics, LLC in fiscal year 2004. See Note 2 to the financial statements.

The results of discontinued operations, net of taxes is divided between LaBarge Clayco Wireless and Network Technologies Group as follows:

	Year Ended

	June 27, 2004		June 29, 2003		June 30, 2002		July 1, 2001		July 2, 2000

LaBarge Clayco Wireless	$	---	$	---	$	---	$	---	$293
Network Technologies Group		(114)		(859)		(431)		(1,172)	(1,524)

		$(114)		$(859)		$(431)		$(1,172)	$(1,231)

Stock Price and Cash Dividends: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 30, 2004, there were approximately 2,680 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2004 and 2003, as reported by the American Stock Exchange.

2003-2004	High	Low
July - September	$5.20	$3.48
October - December	6.39	4.79
January - March	7.23	5.05
April - June	9.23	6.85

2002-2003	High	Low
July - September	$4.00	$2.80
October - December	3.32	2.60
January - March	3.04	2.54
April - June	3.60	2.69

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

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

-	The Company's dependence on a few large customers;
-	The Company's dependence on government contracts, which are subject to cancellation;
-	The Company's ability to control costs, especially on fixed-price contracts;
-	The size and time of new contract awards to replace completed or expired contracts;
-	Cutbacks in defense spending by the U.S. Government;
-	Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
-	The Company's ability to integrate recently acquired businesses;
-	Availability and increases in the cost of raw materials, labor and other resources;
-	Increased competition in the Company's markets;
-	The Company's ability to manage operating expenses;
-	The outcome of litigation to which the Company is or may become a party; and
-	The availability, amount, type and cost of financing for the Company, any change to that financing, and an increase in the level of interest rates.

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

The Company's electronics manufacturing services ("EMS") business has been its principal business since 1985. The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers. The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration. Customers are served in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, natural resources, industrial, and other commercial markets. Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania. During fiscal years 2003 and 2004, the Company exited its ScadaNET Network™ businesses.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC. The acquired assets supplement the Company's electronics manufacturing services business with a leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix. Pinnacle's commercial/industrial market expertise, supported by a strong management team, supplements the Company's historic position in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to maximize productivity and profitability.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro-mechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred estimated transaction costs of $0.3 million. The purchase price allocation includes $3.4 million of amortizable intangibles.

Results of Operations - Fiscal 2004 - 2003 - 2002

Net Sales
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Net sales	27.8%	$131,510	$102,901	$117,190

The primary contributor to the increase in sales in fiscal 2004 was (i) the Pinnacle acquisition which contributed $17.6 million to sales, and (ii) shipments to defense customers reporting sales of $62.6 million versus $50.1 million in 2003, and $45.5 million in 2002. During the current year, LaBarge provided cables and electronic assemblies for a variety of defense applications including aircraft, radar systems and shipboard programs. In addition, shipments of capital equipment to natural resources customers including downhole tools and industrial mining equipment represented $18.6 million of sales versus $16.9 million in 2003 and $24.5 million in 2002.

Sales to the Company's 10 largest customers represented 73% of total revenue in fiscal 2004 versus 82% in fiscal 2003 and 75% in fiscal 2002. The Company's top three customers for fiscal 2004 and the portion of total sales they represented were as follows: Northrop Grumman Corporation, 17%; Schlumberger, 10%; and Lockheed Martin Corporation, 9%.

Sales declined from 2002 to 2003 primarily as a result of: (i) the completion in March 2002 of a large contract for postal sorting equipment that contributed $21.4 million in sales in fiscal 2002; and (ii) a $7.6 million reduction in natural resources industry sales attributable to weak economic conditions. These declines were partially offset by an increase of $8.4 million in airport security equipment sales and a $4.1 million increase in defense sales.

The backlog for the Company at June 27, 2004 was $156.9 million, compared with $123.6 million at June 30, 2003, an increase of 27%. The Pinnacle acquisition increased backlog by $18.5 million, or 15%. The balance of the growth in backlog is the result of a sales and marketing effort that focuses on matching the Company's core competencies and the application of those competencies to the outsourcing needs of targeted large customers in a variety of industries. Approximately $41.0 million of the backlog at fiscal 2004 year end is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $41.9 million at fiscal 2003 year end.

Recent strengthening in the defense, natural resource and industrial markets plus the Company's record backlog at June 27, 2004, contribute to the Company's expectation for higher sales in fiscal 2005.

Gross Profit
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Gross profit	$9,524	$30,372	$20,848	$21,951
Gross margin	2.8%	23.1%	20.3%	18.7%

The improvement in gross profit percentage over the last two fiscal years is primarily the result of leveraging our overhead cost structure as sales have grown. Approximately one third of consolidated sales is booked and shipped within the same fiscal year. The balance of the year's sales is shipped from the prior year's ending backlog. The Company bids each new contract at a unique margin determined by expected costs and competitive factors. As a result, the Company expects that margins will fluctuate. The Company's total gross margin generally runs in a range of approximately 19-24%. It is our expectation that range will continue in the near future. The newly acquired Pittsburgh operation added $3.8 million of gross profit to fiscal 2004, at gross margins equivalent to those reported for the Company as a whole. The Company defines gross profit as net sales less cost of sales.

Fiscal 2003 gross margin percentage improved over 2002, primarily as a result of favorable contract mix and the absence of the $925,000 charge resulting from a change in an estimate on certain long-running customer contracts in fiscal 2002.

Selling and Administrative Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Selling and administrative expenses	$3,166	$18,828	$15,662	$14,742
Percent of sales	(0.9)%	14.3%	15.2%	12.6%

Selling and administrative expense increased over prior periods primarily as a result of $1.5 million in higher accrued compensation costs due to significantly improved performance in fiscal 2004, and the addition of the Pittsburgh operation, which accounted for $1.0 million. As a percent of sales, selling and administrative expenses declined on higher sales volume in fiscal 2004.

The increase in selling and administrative expenses in fiscal 2003 over fiscal 2002 was the result of higher commission expenses of approximately $360,000, relating to specific contracts subject to commissions. Also higher medical and general insurance costs totaling approximately $330,000 contributed to the increase in these expenses in fiscal 2003 over fiscal 2002.

Interest Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Interest expense	$(102)	$718	$820	$1,144

Interest expense decreased in fiscal 2004 from prior years due to lower average debt levels. Fiscal 2004 interest expense was significantly impacted by the repayment of $5.6 million of 7.5% subordinated notes during fiscal 2003 and the borrowing of approximately $30.0 million to fund the acquisition of Pinnacle Electronics in February 2004.

Interest expense declined in fiscal 2003 as compared with fiscal 2002 due to lower average debt levels and lower interest rates.

Pretax Earnings from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Pretax earnings	$6,427	$11,503	$5,076	$6,687

Comparing fiscal 2004 with fiscal 2003, the more than doubling of pretax earnings from continuing operations is attributable to: 1) a $9.5 million increase in gross profit on a 27.8% increase in net sales, and 2) a $100,000 decline in interest expense, offset by 3) a $3.1 million increase in selling and administrative expenses.

Comparing fiscal 2003 with fiscal 2002, the $1.6 million decline in pre-tax earnings from continuing operations is attributable to: 1) a $1.1 million decline in gross profit on lower sales volume; 2) a $900,000 increase in selling and administrative expense; 3) a $324,000 decline in interest expense; and 4) $436,000 of other income representing the return of premiums under a split-dollar insurance benefit program.

Tax Expense from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2004	2003	2002

Tax expense from continuing operations	$2,775	$4,532	$1,757	$2,326

The effective income tax rate for fiscal 2004 was 39%, compared with 35% in fiscal years 2003 and 2002. The newly acquired Pittsburgh operation raised effective tax rates due to the 10% maximum statutory rates in Pennsylvania. In addition, lower rates in fiscal 2003 were the result of receipt of $436,000 of non-taxable return of premium under a split-dollar insurance benefit program.

Fiscal 2003 tax expense was also impacted by lower pretax earnings, when compared to fiscal 2002.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Fiscal Year Ended

	2004	2003		2002

Loss from discontinued operations,
(less applicable income tax benefit of $70, $519 and $263, respectively)	$(114)	$(859)		$(431)

Income on disposal of discontinued
operations of $20 and $2,222 (less applicable
income tax expense of $8 and $2,434)	$12	$(212)	$	---

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003 and the sale of the railroad industry portion of the ScadaNET Network businesses in November 2002. See Note 2, "Discontinued Operations. "

Net Earnings and Earnings Per Share
(dollars in thousands, except per-share data)

	Fiscal Year Ended

	2004	2003	2002

Net earnings	$6,869	$2,248	$3,930

Basic net earnings per share:
Net earnings from continuing operations	0.47	0.22	0.29
Loss from discontinued operations	(0.01)	(0.07)	(0.03)

Basic net earnings	$0.46	$0.15	$0.26

Diluted earnings per share:
Net earnings from continuing operations	0.45	0.22	0.28
Loss from discontinued operations	(0.01)	(0.07)	(0.02)

Diluted net earnings	$0.44	$0.15	$0.26

The newly acquired Pittsburgh operation contributed approximately $0.06 per diluted share in fiscal 2004.

Financial Condition and Liquidity

The following shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	Fiscal Year Ended

	2004	2003

Stockholders' equity	$42,584	$35,879
Debt	37,735	7,064

The Company's continuing operations provided $13.0 million of cash in fiscal 2004 compared with $7.6 million in fiscal 2003. Advance payments from customers contributed $7.2 million and $2.3 million to cash flow from continuing operations in fiscal 2004 and 2003, respectively. Days sales outstanding increased in fiscal 2004 to 53 days from 49 days in 2003. Inventory turned 3.4 times in both fiscal 2004 and 2003. The Company expects modest improvements in both these measures to increase cash flow from operations in the coming fiscal year.

Investing activities, primarily the acquisition of Pinnacle and capital expenditures, used $46.6 million. These actions were funded by increasing bank debt outstanding and reducing cash balances. Currently, our total debt-to-equity ratio is .89 to 1 versus .20 to 1 at the end of fiscal 2003.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

The following shows LaBarge's contractual obligations as of June 27, 2004:

(dollars in thousands)

		Payments due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt	$30,685	$4,415	$10,332	$11,222	$4,716
Operating lease obligations	8,554	1,882	2,152	878	3,642

Total	$39,239	$6,297	$12,484	$12,100	$8,358

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that we believe are critical to our consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K.

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer. When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers which is usually upon shipment.

Management's estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost and contract price during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss.

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends, and market conditions. If actual demand or market conditions are less favorable than those projected by management additional inventory write-downs may be required. For the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, expense for obsolete or slow moving inventory charged to income before income taxes was $776,000, $581,000 and $185,000, respectively. Fiscal years 2004 and 2003 expense was impacted by lower of cost or market adjustments, due to design changes on two long-running programs of $180,000 and $123,000, respectively.

Goodwill and Intangible Assets
The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the fourth quarter of 2004, the Company completed its annual impairment test and determined that no estimates of fair value are reasonable, different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.