Form 10-Q
period 2004-10-03
LABARGE INC
filed 2004-11-10
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1938

For the Quarter Ended October 3, 2004

Commission File Number: 1-5761

LaBarge, Inc.

(Exact name of registrant as specified in its charter.)

DELAWARE	73-0574586

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9900A Clayton Road, St. Louis, Missouri	63124

(Address)	(Zip Code)

(314) 997-0800

(Registrant’s telephone number, including area code.)

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of October 3, 2004: 14,996,122 shares of common stock.
LaBarge, Inc.

FORM 10-Q

For the Quarter Ended October 3, 2004

Table of Contents

Part I	Item I	Financial Information (Unaudited)

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

Part I	Item 2	Management's Discussion and Analysis of Results of Operations
and Financial Condition

Part I	Item 4	Controls and Procedures

Part II	Item 6.	Exhibits and Reports on Form 8-K

Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended

	October 3,	September 28,
	2004	2003

Net sales	$43,634	$29,743

Cost and expenses:
Cost of sales	33,594	22,899
Selling and administrative expense	5,858	4,698
Interest expense	514	50
Other income, net	(89)	(116)

Earnings from continuing operations before income taxes	3,757	2,212
Income tax expense	1,454	841

Net earnings from continuing operations	2,303	1,371

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $70)	---	(114)
Gain on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	---	12

Net earnings	$2,303	$1,269

Basic net earnings per common share:
Net earnings from continuing operations	$0.15	$0.09
Net earnings from discontinued operations	---	(0.01)

Basic net earnings	$0.15	$0.08

Average common shares outstanding	14,975	14,949

Diluted net earnings per share:
Net earnings from continuing operations	$0.15	$0.09
Net earnings from discontinued operations	---	(0.01)

Diluted net earnings	$0.15	$0.08

Average diluted common shares outstanding	15,664	15,328

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	October 3, 2004	June 27, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$469	$793
Accounts and other receivables, net	20,780	22,335
Inventories	45,486	40,202
Prepaid expenses	1,042	854
Deferred tax assets, net	888	818

Total current assets	68,665	65,002

Property, plant and equipment, net	18,799	18,910
Intangible assets, net	3,657	3,881
Goodwill, net	24,374	24,471
Other assets, net	5,585	5,694

Total assets	$121,080	$117,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$11,400	$7,050
Current maturities of long-term debt	4,411	4,415
Trade accounts payable	11,893	12,305
Accrued employee compensation	7,156	8,466
Other accrued liabilities	3,613	2,567
Cash advances	7,340	8,864

Total current liabilities	45,813	43,667

Long-term advances from customer for purchase of materials	5,296	5,370
Deferred tax liabilities, net	11	67
Long-term debt	25,147	26,270

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at, October 3, 2004 and at June 27, 2004, including shares in treasury	158	158
Additional paid-in capital	13,471	13,462
Retained earnings	34,156	31,853
Accumulated other comprehensive income (loss)	(45)	157
Less cost of common stock in treasury, shares of 777,131 at October 3, 2004 and 808,754 at June 27, 2004	(2,927)	(3,046)

Total stockholders' equity	44,813	42,584

Total liabilities and stockholders' equity	$121,080	$117,958

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Thousands)

	Three Months Ended

	October 3, 2004	September 28, 2003

Cash flows from operating activities:
Net earnings	$2,303	$1,269
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	---	(12)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	---	(8)
Net loss from discontinued operations	---	114
Depreciation and amortization	1,065	614
Deferred taxes	(9)	219
Other	(1)	2
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	1,555	(246)
Inventories	(5,284)	(777)
Prepaid expenses	(188)	109
Trade accounts payable	(412)	91
Accrued liabilities	(264)	736
Advance payments	(1,598)	2,062

Net cash (used) provided by continuing operations	(2,833)	4,173
Net cash provided by discontinued operations	---	2

Net cash (used) provided by operating activities	(2,833)	4,175

Cash flows from investing activities:
Additions to property, plant and equipment	(695)	(867)
Additions to other assets	(147)	(17)
Proceeds from disposal of discontinued operations	---	225

Net cash (used) by investing activities	(842)	(659)

Cash flows from financing activities:
Repayments of long-term senior debt	(1,127)	(98)
Issuance of stock to employees	128	178
Purchase of treasury stock	---	(102)
Net change in short-term borrowings	4,350	---

Net cash provided (used) by financing activities	3,351	(22)

Net (decrease) increase in cash and cash equivalents	(324)	3,494
Cash and cash equivalents at beginning of year	793	4,030

Cash and cash equivalents at end of period	$469	$7,524

See accompanying notes to consolidated financial statements.
LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at October 3, 2004, the related consolidated statements of income for the three months ended October 3, 2004 and September 28, 2003, and the consolidated statements of cash flows for the three months ended October 3, 2004 and September 28, 2003, have been prepared by LaBarge, Inc. (the "Company") without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior year amounts have been reclassified to conform to the current year's presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 2004.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company previously adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  Under APB No. 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized for the Company's stock option plans.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(dollars in thousands, except per-share amounts)

3881:
	Three Months Ended

	October 3,	September 28,
	2004	2003

Net earnings, as reported	$2,303	$1,269
Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of related tax effect	(156)	(74)

Pro forma net earnings determined under
fair-value-based method	$2,147	$1,195

Net earnings per share:
Basic--as reported	$0.15	$0.08
Basic--pro forma	0.14	0.08

Diluted--as reported	$0.15	$0.08
Diluted--pro forma	0.14	0.08

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

Acquisitions

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC.  The acquired assets supplement the Company's electronics manufacturing services ("EMS") business with a leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company's customer mix.  Pinnacle's commercial/industrial market expertise, supported by a strong management team, complements the Company's historic strength in the government/defense marketplace.

Pinnacle understands the special characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to successfully compete in these markets.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro mechanical systems for customer applications in a variety of commercial/industrial markets.  The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post-closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets and liabilities based upon their estimated fair value as of the date of the acquisition. The purchase price allocation as of October 3, 2004, is as follows:

(dollars in thousands)
At October 3,
2004

Current assets	$14,708
Property and equipment	4,350
Intangible assets	3,800
Goodwill	24,171

Total assets acquired	47,029

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,347

The October 3, 2004 purchase price allocation reflects certain adjustments of the initial purchase price allocation due primarily to additional transaction costs, and collection of accounts receivable reserved at acquisition date.

The Company believes that substantially all of the goodwill will be deductible for tax purposes.  Intangible assets consist of $3.4 million of a "Customer List" asset which will be amortized over six years and $0.4 million of "Employee Non-Compete Contracts" assets which will be amortized over three and one half years.

The following table represents LaBarge's pro forma consolidated results of operations as if the acquisition of Pinnacle had occurred at June 30, 2003.  Such results have been prepared by adjusting the historical LaBarge results to include Pinnacle's operating results and incremental interest and other expenses related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of LaBarge and Pinnacle operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods, nor are they necessarily indicative of future results.

(dollars in thousands, except per-share amounts)

	Three Months Ended

	October 3,	September 28,
	2004	2003

Net sales	$43,634	$37,944
Net earnings	2,303	1,747

Basic earnings per share	$0.15	$0.12
Diluted earnings per share	0.15	0.11

Discontinued Operations
On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ business.  On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri.  The ScadaNET Network remote equipment monitoring business had been operated as the Network Technologies Group.

The GETS Global Signaling sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities.  The $5.3 million of cash included $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties.  One-third of the escrow was released on November 1, 2003. The Company expects the escrowed balance to be released in equal installments over the next two years on the anniversary date of the sale.  The Company recognized a pretax gain of $2.2 million and a book tax expense of $2.4 million, netting to a loss of $212,000.

(dollars in thousands)

		Three Months Ended

		October 3,	September 28,
		2004	2003

Railroad ScadaNET Network business	$	---	$ ---
Other ScadaNET Network business	---		38

Net sales on discontinued operations	---		38

Railroad ScadaNET Network business	$	---	---
Other ScadaNET Network		---	(114)

Loss on discontinued operations, net
of taxes	$	---	$(114)

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended

	October 3,	September 28,
	2004	2003

Gross sales	$43,802	$29,981
Less sales discounts	168	238

Net sales	$43,634	$29,743

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

For the three months ended October 3, 2004, the Company's three largest customers were Owens-Illinois, 11%; Schlumberger Ltd., 10%; and Lockheed Martin, 9%.  For the three months ended September 28, 2003, the Company's three largest customers were Northrop Grumman Corporation, 26%; The Boeing Company, 10%; and Schlumberger Ltd., 9%.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Billed shipments, net of progress payments	$20,975	$22,376
Less allowance for doubtful accounts	531	369

Trade receivables, net	20,444	22,007
Other current receivables	336	328

	$20,780	$22,335

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At October 3, 2004, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $3.0 million (15%), $2.8 million (13%) and $2.5 million (12%).  This compares with $3.7 million (17%), $3.4 million (15%) and $2.9 million (13%) at June 27, 2004.
5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Raw materials	$31,593	$28,453
Work in progress	13,925	11,749

	45,518	40,202
Less progress payments	(32)	---

	$45,486	$40,202

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended October 3, 2004 and September 28, 2003, expense for obsolescence charged to income before taxes was $80,000 and $189,000, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Software	$2,239	$2,207
Less accumulated amortization	1,950	1,877

Net software	289	330

Customer list	3,400	3,400
Less accumulated amortization	360	207

Net customer list	3,040	3,193

Other, net	328	358

Total intangible assets, net	$3,657	$3,881

Intangibles are amortized over a three- to six-year period.  Amortization expense was $258,000 and $67,000 for the three months ended October 3, 2004 and September 28, 2003, respectively.  The increase relates primarily to the intangible assets acquired on the Pinnacle acquisition.

The Company anticipates that software amortization expense will approximate $250,000 per year for the next five years, assuming spending is within the range of $200,000 to $250,000 per year.

Amortization expense for the customer list and other intangibles is expected to be $695,000 for fiscal year 2005, $673,000 for fiscal years 2006 and 2007, $576,000 in fiscal year 2008, and $560,000 in fiscal year 2009.
7.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Goodwill	$24,574	$24,671
Less accumulated amortization	200	200

Net goodwill	$24,374	$24,471

Impairment is tested annually in the fourth quarter of each fiscal year end, or more frequently if events or circumstances change.  There was no impairment of goodwill at October 3, 2004 and June 27, 2004, respectively.

Changes in the carrying amount of goodwill for the period ended October 3, 2004 are as follows:
(dollars in thousands)

Balance at June 27, 2004	$24,471
Purchase price adjustment	(97)

Balance at October 3, 2004	$24,374

The purchase price adjustment relates to trade accounts receivable written down to a net realizable value less than face value at the initial purchase date of the Pittsburgh acquisition, subsequently collected during the quarter ended October 3, 2004.

8.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Cash value of life insurance	$3,774	$3,576
Deposits, licenses and other, net	214	235
Securities held for sale	847	1,166
Restricted cash	265	265
Deferred financing costs, net	289	240
Other	196	212

	$5,585	$5,694

Restricted cash refers to cash in an escrow account related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC.

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable.  At that time, Norwood Abbey Ltd. was a newly formed Australian company.  These shares and options were valued at $100,000.  Norwood Abbey was listed on the Australian Stock Exchange in August 2000.  Options to acquire 2.4 million shares expired, unexercised, due to the market price.  During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million.  During the twelve months ended June 27, 2004, 850,000 shares were sold, resulting in a pre-tax gain of $225,000.  The remaining 1.8 million shares are held as available-for-sale securities, and reported at fair value of $800,000, with the unrealized loss of $45,000 net of tax, reported as accumulated other comprehensive income in stockholders' equity.

The Company entered into a senior loan agreement on February 17, 2004.  See Note 9.  The Company incurred $330,000 of financing costs that have been deferred and will be amortized over a period beginning May 2004 and ending February 2009.

9.	Short- and LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$11,400	$7,050
Interest rate at quarter-end	4.4%	4.2%
Average amount of short-term borrowings
outstanding during period	9,665	2,150
Average interest rate for fiscal quarter	4.6%	3.8%
Maximum short-term borrowings at
any month end	11,400	7,050

Senior long-term debt:
Senior lender:
Term loan	$23,000	$24,000
Mortgage loan	5,910	5,995
Other	648	690

Total senior long-term debt	29,558	30,685
Less current maturities	4,411	4,415

Long-term debt, less current maturities	$25,147	$26,270

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 3, 2004, outstanding loans under the revolving credit facility were $11.4 million.  Letters of credit outstanding were $1.9 million and $6.8 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 3, 2004, the amount outstanding was $23 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended October 3, 2004, the average rate was approximately 4.5%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of October 3, 2004.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 3, 2004 was $5.9 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 3, 2004, the average rate was approximately 2.4%

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at October 3, 2004 was $626,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2005	………………………………………………………	$3,288
2006	………………………………………………………	4,664
2007	………………………………………………………	5,668
2008	………………………………………………………	6,424
2009	………………………………………………………	4,798
Thereafter	………………………………………………………	4,716

Total	………………………………………………………	$29,558

10.	CASH FLOWS

Total cash payments for interest for the three months ended October 3, 2004 and September 28, 2003 amounted to $442,000 and $50,000, respectively.  Net cash payments for federal and state income taxes were $455,000 and $76,000 for the three months ended October 3, 2004 and September 28, 2003, respectively.

11.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	October 3,	September 28,
	2004	2003

Net earnings from continuing operations	$2,303	$1,371
Net loss from discontinued operations	---	(114)
Gain on disposal, net of tax	---	12

Net earnings	$2,303	$1,269

Basic net earnings (loss) per share:
Net earnings from continuing operations	$0.15	$0.09
Net loss from discontinued operations	---	(0.01)
Gain (loss) on disposal, net of tax	---	0.0

Basic net earnings	$0.15	$0.08

Diluted earnings (loss) per share:
Net earnings from continuing operations	$0.15	$0.09
Net loss from discontinued operations	---	(0.01)
Gain (loss) on disposal, net of tax	---	0.0

Diluted net earnings per share	$0.15	$0.08

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)

	Three Months Ended

	October 3,	September 28,
	2004	2003

Average common shares outstanding -- basic	14,975	14,949
Dilutive options	689	379

Adjusted average common shares outstanding -- diluted	15,664	15,328

In addition to the dilutive options outstanding, options to purchase 316,902 shares (at a per-share price of $8.54) were outstanding during the three months ended October 3, 2004.  Options to purchase 135,788 shares (at a per-share price of $4.38 to $7.24) were outstanding during the three months ended September 28, 2003.  These option amounts were not included in respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.  These options expire in various periods through 2011.
12.	LITIGATION AND CONTINGENCIES

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies.  In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits.  As of October 3, 2004, the amounts associated with this contract included in inventory are approximately $335,000.  In addition, included in liabilities is a cash advance from DNA of approximately $295,000.  It is the Company's position that it is entitled to keep the cash advance, which would cover a portion of the inventory book value.  In addition, the remaining inventory is marketable and the Company believes that it can recover the book value of the remaining inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $11.0 million.  On September 1, 2004, DNA amended its counterclaim to include fraudulent inducement.

After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company'sproduction of audio cassette machines during the period 1992 through 1996.  The LOC claims the machines are defective.  The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions.  The Company intends to vigorously defend its position.

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

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC ("Pinnacle" or "the Pittsburgh operation").  The acquired assets supplement the Company's electronics manufacturing services ("EMS") business with a leased manufacturing location in metropolitan Pittsburgh, Pennsylvania, substantially enhancing the Company's commercial/industrial sales mix.  Pinnacle's commercial/industrial market expertise, supported by a strong management team, complements the Company's historic strength in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to successfully compete in these markets.  The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electro mechanical systems for customers in a variety of commercial/industrial markets.  The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post-closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

The backlog of unshipped orders at October 3, 2004 was $149.5 million, a decrease of $7.4 million from June 27, 2004, and up from $109.7 million at September 28, 2003.  The Pittsburgh operation had backlog of $18.3 million at October 3, 2004.  Bookings of new business, primarily attributable to orders from defense customers, represented the largest single component of the quarterly bookings.  We also are experiencing stronger booking activity from customers in the natural resources sector.  Based on our current rate of bookings and bid activity, we expect backlog will grow modestly in the second fiscal quarter.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ businesses.

Results of Operations - Three Months Ended October 3, 2004

Net Sales
(dollars in thousands)

8590: 8636:
	Three Months Ended

		October 3,	September 28,
	Change	2004	2003

Net sales	46.7%	$43,634	$29,743

The primary contributor to fiscal 2005 first-quarter revenues was shipments to defense customers representing 42% of sales versus 47% in last year's first quarter.  During the current year's first quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining equipment, represented 19% of fiscal 2005 first-quarter revenues, compared with 10% in the year-ago period.  Offsetting these increases was shipments of government systems, which represented 4% of fiscal 2005 first-quarter revenue, compared with 23% in the year ago period.  This is due to the completion of a large Northrop Grumman postal contract.

The growth in fiscal 2005 first-quarter sales includes $12.9 million from the acquired Pittsburgh operation, and $1.0 million from LaBarge's pre-acquisition operations.  For comparative purposes, the former Pinnacle Electronics LLC recorded sales in the three months ending September 28, 2003 of $8.2 million.

Sales to the Company's 10 largest customers represented 69% of total revenue in the first quarter of fiscal 2005 versus 82% for the same period of fiscal 2004.  The Company's top three customers and the portion of total first-quarter sales they represented were as follows:  Owens-Illinois, 11%; Schlumberger, 10%; and Lockheed Martin, 9%.

Gross Profit
(dollars in thousands)

8735: 8825:
Three Months Ended

	Change	October 3, 2004	September 28, 2003

Gross profit Gross margin	$3,196 ---%	$10,040 23.0%	$6,844 23.0%

The Company's gross profit margin percentage generally runs in a range of 19-24%, and, gross margin for the three months ended October 3, 2004 was in this range.

The acquired Pittsburgh operation added $2.6 million of gross profit (20.5%) in the three months ended October 3, 2004.  Absent the newly acquired Pittsburgh operation, gross margin would have been 24% for the three months ended October 3, 2004.

Selling and Administrative Expenses
(dollars in thousands)

8866: 8901: 8990:
	Three Months Ended

	Change		October 3, 2004	September 28, 2003

Selling and administrative expenses	$1,160		$5,858	$4,698
Percent of sales	(2.4)	pts.	13.4%	15.8%

Selling and administrative expenses increased over prior periods primarily as a result of the addition of the Pittsburgh operation, which accounted for $870,000 of the increase in the three-month period ended October 3, 2004.  As a percent of sales, selling and administrative expenses declined on higher sales volume.

Interest Expense
(dollars in thousands)

9018: 9061: 9094:
	Three Months Ended

	Change	October 3, 2004	September 28, 2003

Interest expense	$464	$514	$50

Interest expense increased significantly for the three months ended October 3, 2004.  The increase reflects higher debt levels incurred to fund the acquisition of Pinnacle Electronics, and the increase in inventory levels from fiscal year end 2004.

Average interest rates during the period were 4.2%, compared with 2.3% in the comparable quarter.

Pretax Earnings from Continuing Operations
(dollars in thousands)

9131: 9166: 9174: 9213:
	Three Months Ended

	Change	October 3, 2004	September 28, 2003

Pretax earnings from continuing operations	$1,545	$3,757	$2,212

The increase in pretax earnings for the quarter ended October 3, 2004, compared with the same period of fiscal 2004, is primarily attributable to higher gross profit of $3.2 million on a sales increase of $13.9 million, offset by an increase in selling and administrative expenses of $1.1 million and a $464,000 increase in interest expense.

The newly acquired Pittsburgh operation contributed $889,000 of pretax income to the three-month period ended October 3, 2004.

Tax Expense from Continuing Operations
(dollars in thousands)

9285:
	Three Months Ended

	Change	October 3, 2004	September 28, 2003

Tax expense from continuing operations	$613	$1,454	$841

The effective income tax rate for the three-month period ended October 3, 2004 was 38.7%, compared with 38.0% for the three-month period ended September 28, 2003.  The increase in the effective tax rate includes the impact of the 10% maximum statutory income tax rate in Pennsylvania for the Pittsburgh operation as compared with the 6.8% average rate paid by LaBarge historically.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Three Months Ended

	Change	October 3, 2004		September 28, 2003

Loss from discontinued operations (less applicable income tax benefit of $70)	$114	$	---	$(114)
Income on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	$(12)	$	---	$12

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003 and the sale of the railroad industry portion of the ScadaNET Network businesses in November 2002.  See Note 2, "Discontinued Operations."

	October 3,	September 28,
	2004	2003

Diluted earnings per share from
continuing operations	$0.15	$0.08

The newly acquired Pittsburgh operation contributed $0.03 per diluted share for the three-month period ended October 3, 2004.

Financial Condition and Liquidity
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	October 3,	June 27,
	2004	2004

Stockholders' equity	$44,813	$42,584
Debt	40,958	37,735

The Company's continuing operations used $2.8 million of net cash for the three months ended October 3, 2004, primarily for purchases of inventory required for planned shipments during the remainder of the fiscal year.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 3, 2004, outstanding loans under the revolving credit facility were $11.4 million.  Letters of credit outstanding were $1.9 million and $6.8 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 3, 2004, the amount outstanding was $23.0 million.

*

On April 15, 2004, the Company entered into an interest rate cap agreement with a bank.  This agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended October 3, 2004, the average rate was approximately 4.5%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of October 3, 2004.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 3, 2004 was $5.9 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 3, 2004, the average rate was approximately 2.4%

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at October 3, 2004 was $626,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	………………………………………………………	$3,288
2005	………………………………………………………	4,664
2006	………………………………………………………	5,668
2007	………………………………………………………	6,424
2008	………………………………………………………	4,798
Thereafter	………………………………………………………	4,716

Total	………………………………………………………	$29,558

Overall, management believes the Company's availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

At October 3, 2004, the total debt-to-equity ratio for the Company was .91 to 1, versus .89 to 1 at the end of fiscal 2004, reflecting the increased borrowings in connection with the cash used by operation in the quarter.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value.  Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends, and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, expense for obsolete or slow moving inventory charged to income before income taxes was $776,000, $581,000 and $185,000, respectively.  Fiscal years 2004 and 2003 expense was impacted by lower of cost or market adjustments, due to design changes on two long-running programs, of $180,000 and $123,000, respectively.

Goodwill and Intangible Assets
The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2004, the Company completed its annual impairment test and determined that its estimates of fair value are reasonable; different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Goodwill was $24.4 million at October 3, 2004, and $24.5 million at June 27, 2004, as the result of the Pinnacle acquisition.

PART I

ITEM 4.	Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The CEO and CFO have concluded, as of the end of the period covered by this report, that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company's disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

August 8, 2004 - announcing preliminary fiscal 2004 fourth-quarter financial results and updating fiscal 2005 guidance

August 26, 2004 - announcing the 2004 fourth quarter and full fiscal year ended June 27, 2004, and forward-looking statements relating to fiscal 2005

October 12, 2004 - Text of slides to be shown during the Registrant's investor relations presentation on October 12, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date:  November 10, 2004

/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer