Form 10-Q
period 2005-01-02
LABARGE INC
filed 2005-02-04
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1938

For the Quarter Ended January 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X].

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of January 2, 2005: 15,014,712 shares of common stock.
LaBarge, Inc.

FORM 10-Q

For the Quarter Ended January 2, 2005

Table of Contents

	Part I	Item I	Financial Information (Unaudited)

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

Management's Discussion and Analysis of Results of Operations
and Financial Condition

	Part I	Item 4	Controls and Procedures

Part II	Item 3		Quantitative and Qualitative Disclosures about Market Risk
	Item 4		Submission of Matter to a Vote of Security Holders
	Item 6.		Exhibits

Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Net sales	$48,718	$29,070	$92,352	$58,813

Costs and expenses:
Cost of sales	38,176	22,568	71,770	45,467
Selling and administrative expense	5,812	4,352	11,670	9,050
Interest expense	405	50	919	99
Other income, net	(113)	(176)	(202)	(291)

Earnings from continuing operations before income taxes	4,438	2,276	8,195	4,488
Income tax expense	1,717	872	3,171	1,713

Net earnings from continuing operations	2,721	1,404	5,024	2,775

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $70)	---	---	---	(114)
Gain on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	---	---	---	12

Net earnings	$2,721	$1,404	$5,024	$2,673

Basic net earnings per common share:
Net earnings from continuing operations	$0.18	$0.09	$0.34	$0.19
Net loss from discontinued operations	---	---	---	(0.01)

Basic net earnings	$0.18	$0.09	$0.34	$0.18

Average common shares outstanding	15,006	15,026	14,990	14,987

Diluted net earnings per share:
Net earnings from continuing operations	$0.17	$0.09	$0.32	$0.18
Net earnings from discontinued operations	---	---	---	(0.01)

Diluted net earnings	$0.17	$0.09	$0.32	$0.17

Average diluted common shares outstanding	15,816	15,581	15,733	15,459

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	January 2, 2005	June 27, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$296	$793
Accounts and other receivables, net	26,843	22,335
Inventories	43,232	40,202
Prepaid expenses	790	854
Deferred tax assets, net	938	818

Total current assets	72,099	65,002

Property, plant and equipment, net	18,995	18,910
Intangible assets, net	3,544	3,881
Goodwill, net	24,358	24,471
Other assets, net	5,493	5,694

Total assets	$124,489	$117,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,475	$7,050
Current maturities of long-term debt	4,407	4,415
Trade accounts payable	11,132	12,305
Accrued employee compensation	8,122	8,466
Other accrued liabilities	2,256	2,567
Cash advances	12,609	8,864

Total current liabilities	48,001	43,667

Long-term advances from customer for purchase of materials	4,568	5,370
Deferred tax liabilities, net	180	67
Long-term debt	24,066	26,270

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at January 2, 2005 and at June 27, 2004, including shares in treasury	158	158
Additional paid-in capital	13,828	13,462
Retained earnings	36,877	31,853
Accumulated other comprehensive income (loss)	(25)	157
Less cost of common stock in treasury, shares of 758,541 at January 2, 2005 and 808,754 at June 27, 2004	(3,164)	(3,046)

Total stockholders' equity	47,674	42,584

Total liabilities and stockholders' equity	$124,489	$117,958

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Thousands)

	Six Months Ended

	January 2, 2005	December 28, 2003

Cash flows from operating activities:
Net earnings	$5,024	$2,673
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	---	(12)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	---	(8)
Net loss from discontinued operations		114
Depreciation and amortization	2,140	1,283
Gain on sale of investment	---	(41)
Deferred taxes	98	444
Other	(1)	---
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(4,508)	(2,137)
Inventories	(3,030)	(676)
Prepaid expenses	64	179
Trade accounts payable	(1,173)	(1,701)
Accrued liabilities and other	(655)	(716)
Advance payments	2,943	7,247

Net cash provided by continuing operations	902	6,649
Net cash provided by discontinued operations	---	2

Net cash provided by operating activities	902	6,651

Cash flows from investing activities:
Additions to property, plant and equipment	(1,728)	(1,365)
Proceeds from sale of investment	---	130
(Additions to) disposition of other assets	(132)	410
Proceeds from disposal of property and equipment	---	7
Proceeds from disposal of discontinued operations	---	225
Purchase of investment	---	(1,425)

Net cash (used) by investing activities	(1,860)	(2,018)

Cash flows from financing activities:
Repayments of long-term senior debt	(2,212)	(196)
Issuance of stock to employees	668	563
Purchase of treasury stock	(478)	(346)
Additional capital contribution by shareholder	58	---
Borrowings on revolving credit facility	35,600	---
Payments on revolving credit facility	(33,175)	---

Net cash provided by financing activities	461	21

Net (decrease) increase in cash and cash equivalents	(497)	4,654
Cash and cash equivalents at beginning of year	793	4,030

Cash and cash equivalents at end of period	$296	$8,684

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at January 2, 2005, the related consolidated statements of income for the three and six months ended January 2, 2005 and December 28, 2003, and the consolidated statements of cash flows for the three and six months ended January 2, 2005 and December 28, 2003, have been prepared by LaBarge, Inc. (the "Company") without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

(dollars in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Net earnings, as reported	$2,721	$1,404	$5,024	$2,673
Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of related tax effect	156	74	311	147

Pro forma net earnings determined under
fair-value-based method	$2,565	$1,330	$4,713	$2,526

Net earnings per share:
Basic--as reported	$0.18	$0.09	$0.34	$0.18
Basic--pro forma	0.17	0.09	0.31	0.17

Diluted--as reported	$0.17	$0.09	$0.32	$0.17
Diluted--pro forma	0.16	0.09	0.30	0.16

During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005.  The Company will adopt this Standard in the first quarter of fiscal 2006.  The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets and liabilities based upon their estimated fair value as of the date of the acquisition. The purchase price allocation as of January 2, 2005, is as follows:

(dollars in thousands)

January 2,
2005

Current assets	$14,724
Property and equipment	4,350
Intangible assets	3,800
Goodwill	24,155

Total assets acquired	47,029

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,347

The January 2, 2005 purchase price allocation reflects certain adjustments to the initial purchase price allocation due primarily to additional transaction costs, and collection of accounts receivable reserved at acquisition date.

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

(dollars in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003
	actual	pro forma	actual	pro forma

Net sales	$48,718	$39,574	$92,352	$77,518
Net earnings	2,721	2,033	5,024	3,759

Basic earnings per share	$0.18	$0.14	$0.34	$0.25
Diluted earnings per share	0.17	0.13	0.32	0.24

Discontinued Operations
On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ business.  On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri.  The ScadaNET Network™ remote equipment monitoring business had been operated as the Network Technologies Group.

The GETS Global Signaling sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities.  The $5.3 million of cash included $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties.  Two-thirds of the escrow was released as of January 2, 2005.  The Company expects the remaining escrowed balance to be released in November 2005.  The Company recognized a pretax gain of $2.2 million and a book tax expense of $2.4 million, netting to a loss of $212,000.

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

5465:
	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Gross sales	$48,838	$29,624	$92,640	$59,605
Less sales discounts	120	554	288	792

Net sales	$48,718	$29,070	$92,352	$58,813

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

For the three months ended January 2, 2005, the Company's three largest customers were Northrop Grumman, 12%; Owens-Illinois, 11%; and Lockheed Martin, 9%.  For the six months ended January 2, 2005, the Company's three largest customers were Owens-Illinois, 11%; Schlumberger Ltd., 9%; and Lockheed Martin, 9%.
4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Billed shipments, net of progress payments	$27,057	$22,376
Less allowance for doubtful accounts	551	369

Trade receivables, net	26,506	22,007
Other current receivables	337	328

	$26,843	$22,335

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At January 2, 2005, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $3.8 million (14%), $3.6 million (14%) and $2.7 million (10%).  This compares with $3.7 million (17%), $3.4 million (15%) and $2.9 million (13%) at June 27, 2004.

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Raw materials	$33,152	$28,453
Work in progress	10,080	11,749

	$43,232	$40,202

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended January 2, 2005 and December 28, 2003, expense for obsolescence charged to income before taxes was $160,000 and $87,000, respectively.  For the six months ended January 2, 2005 and December 28, 2003, expense for obsolescence charged to income before taxes was $240,000 and $277,000, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Software	$2,362	$2,207
Less accumulated amortization	2,016	1,877

Net software	346	330

Customer list	3,400	3,400
Less accumulated amortization	501	207

Net customer list	2,899	3,193

Other, net	299	358

Total intangible assets, net	$3,544	$3,881

Intangibles are amortized over a three- to six-year period.  Amortization expense was $238,000 and $77,000 for the three months ended January 2, 2005 and December 28, 2003, respectively.  Amortization expense was $496,000 and $136,000 for the six months ended January 2, 2005 and December 28, 2003, respectively.  The increase relates primarily to the intangible assets acquired in the Pinnacle acquisition.

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

7.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Goodwill	$24,558	$24,671
Less accumulated amortization	200	200

Net goodwill	$24,358	$24,471

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at January 2, 2005 and June 27, 2004.

Changes in the carrying amount of goodwill for the period ended January 2, 2005 are as follows:
(dollars in thousands)

Balance at June 27, 2004	$24,471
Purchase price adjustment	(113)

Balance at January 2, 2005	$24,358

The purchase price adjustment relates to trade accounts receivable due to the reevaluation of trade accounts receivables acquired as part of the Pittsburgh acquisition.

8.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Cash value of life insurance	$3,848	$3,576
Deposits, licenses and other, net	314	235
Securities held for sale	879	1,166
Restricted cash	---	265
Deferred financing costs, net	272	306
Other	180	146

	$5,493	$5,694

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable.  At that time, Norwood Abbey Ltd. was a newly formed Australian company.  These shares and options were valued at $100,000.  Norwood Abbey was listed on the Australian Stock Exchange in August 2000.  Options to acquire 2.4 million shares expired, unexercised, due to the market price.  During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million.  During the twelve months ended June 27, 2004, 850,000 shares were sold, resulting in a pre-tax gain of $225,000.  The remaining 1.8 million shares are held as available-for-sale securities, and reported at fair value of $879,000, with the unrealized loss of $25,000 net of tax, reported as accumulated other comprehensive income in stockholders' equity.

The Company entered into a senior loan agreement on February 17, 2004.  See Note 9.  The Company incurred $330,000 of financing costs that have been deferred and which will be amortized over a period beginning May 2004 and ending February 2009.

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$9,475	$7,050
Interest rate at quarter-end	4.5%	4.2%
Average amount of short-term borrowings
outstanding during period	10,427	2,150
Average interest rate for fiscal quarter	4.0%	3.7%
Maximum short-term borrowings at
any month end	11,650	7,050

Long-term debt:
Term loan	$22,000	$24,000
Mortgage loan	5,867	5,995
Other	606	690

Total long-term debt	28,473	30,685
Less current maturities	4,407	4,415

Long-term debt, less current maturities	$24,066	$26,270

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 2, 2005, outstanding loans under the revolving credit facility were $9.5 million.  Letters of credit outstanding were $1.8 million and $8.7 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of January 2, 2005, the amount outstanding was $22.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended January 2, 2005, the average rate was approximately 3.7%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of January 2, 2005.

Other Long-term Debt:
Mortgage Loan:
The Company has a term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at January 2, 2005 was $5.9 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended January 2, 2005, the average rate was approximately 2.6%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing. The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at January 2, 2005 was $591,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2005	………………………………………………………	$2,207
2006	………………………………………………………	4,661
2007	………………………………………………………	5,668
2008	………………………………………………………	6,424
2009	………………………………………………………	4,798
Thereafter	………………………………………………………	4,715

Total	………………………………………………………	$28,473

10.	RELATED PARTY TRANSACTIONS

During the quarter ended January 2, 2005, a shareholder, holding more than 10% of the Company's outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000.  The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements.  Proceeds from this sale did not effect the Company's condensed consolidated statement of operations.

11.	CASH FLOWS

Total cash payments for interest for the three months ended January 2, 2005 and December 28, 2003 amounted to $397,000 and $49,000, respectively.  Total cash payments for interest for the six months ended January 2, 2005 and December 28, 2003 amounted to $839,000 and $99,000, respectively.  Net cash payments for federal and state income taxes were $2.6 million and $3.1 million for the three and six months ended January 2, 2005, respectively, compared with net cash payment for federal and state income taxes of $902,000 and $978,000 for the three and six months ended December 28, 2003, respectively.
12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Net earnings from continuing operations	$2,721	$1,404	$5,024	$2,775
Net loss from discontinued operations	---	---	---	(114)
Gain (loss) on disposal, net of tax	---	---	---	12

Net earnings	$2,721	$1,404	$5,024	$2,673

Basic net earnings per share:
Net earnings from continuing operations	$0.18	$0.09	$0.34	$0.19
Net loss from discontinued operations	---	---	---	(0.01)

Basic net earnings	$0.18	$0.09	$0.34	$0.18

Diluted earnings (loss) per share:
Net earnings from continuing operations	$0.17	$0.09	$0.32	$0.18
Net loss from discontinued operations	---	---	---	(0.01)

Diluted net earnings per share	$0.17	$0.09	$0.32	$0.17

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Average common shares outstanding -- basic	15,006	15,026	14,990	14,987
Dilutive options	810	555	743	472

Adjusted average common shares outstanding -- diluted	15,816	15,581	15,733	15,459

All options outstanding at January 2, 2005 were dilutive for the three and six months.  For the three- and six-month periods ended December 28, 2003, options to purchase 110,778 shares (at a per-share price of $5.86 to $7.24) were outstanding.  These options were not included in the respective computations of diluted earnings because the options' exercise prices were greater than the average market price of the common shares.

13.	LITIGATION AND CONTINGENCIES

In March 2002, the Company entered into a contract with DNA Computing Solutions, Inc. ("DNA") to design and manufacture ruggedized circuit card assemblies.  In October 2003, the Company filed a lawsuit against DNA for breach of contract seeking payment of unpaid invoices and lost profits.  As of January 2, 2005, the amounts associated with this contract included in inventory are approximately $336,000.  In addition, included in liabilities is a cash advance from DNA of approximately $295,000.  It is the Company's position that it is entitled to keep the cash advance, which would cover a portion of the inventory book value.  In addition, the remaining inventory is marketable and the Company believes that it can recover the book value of the remaining inventory.

On November 10, 2003, the Company received notice that DNA had filed a counter claim, alleging that the Company had breached the contract and that DNA had suffered significant consequential damages in the form of lost business and lost profits of not less than $11.0 million.  On September 1, 2004, DNA amended its counterclaim to include fraudulent inducement.

The Company anticipates that this matter will go to trial during the third quarter of fiscal 2005.  After consultation with legal counsel, it is management's belief that the Company will recover its contract costs and DNA's counter claim will not prevail.

In March 2004, the Company received notice from the Library of Congress ("LOC") that it seeks financial restitution in the amount of $1.8 million stemming from the Company'sproduction of audio cassette machines during the period 1992 through 1996.  The LOC claims the machines are defective.  The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions.  The Company intends to vigorously defend its position.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
LaBARGE, INC.
FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to our Consolidated Financial Statements.  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,058 people including 15 sales personnel, 95 engineers and 79 technicians who provide direct customer support as needed, and 46 executive and corporate administrative support people.

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

The backlog of unshipped orders at January 2, 2005 was $145.0 million, a decrease of $12.0 million from June 27, 2004, and up from $113.7 million at December 28, 2003.  The Pittsburgh operation had backlog of $20.7 million at January 2, 2005.  Bookings of new business, primarily attributable to orders from defense customers, represented the largest single component of the quarterly bookings.  We also are experiencing stronger booking activity from customers in the natural resources sector.  Based on our current rate of bookings and bid activity, we expect backlog will grow modestly in the third fiscal quarter.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ businesses.

Results of Operations - Three and Six Months Ended January 2, 2005

Net Sales
(dollars in thousands)

9307:
	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Net sales	$48,718	$29,070	$92,352	$58,813

The primary contributor to fiscal 2005 second-quarter revenues was shipments to defense customers representing 49% of sales versus 59% in last year's second quarter.  During the current year's second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining equipment, represented 18% of fiscal 2005 second-quarter revenues, compared with 10% in the year-ago period.  Offsetting these increases was shipments of government systems, which represented 3% of fiscal 2005 second-quarter revenue, compared with 9% in the year ago period.  This is due to the completion of a large Northrop Grumman postal contract.

The growth in fiscal 2005 second-quarter sales included $13.7 million from the acquired Pittsburgh operation, and $6.0 million from LaBarge's pre-acquisition operations.  For comparative purposes, the former Pinnacle Electronics LLC recorded sales in the three and six months ending January 2, 2005 of $13.7 million and $26.6 million, respectively.

Sales to the Company's 10 largest customers represented 73% of total revenue in the second quarter of fiscal 2005 versus 79% for the same period of fiscal 2004.  The Company's top three customers and the portion of total second-quarter sales they represented were as follows:  Northrop Grumman, 12%; Owens-Illinois, 11%; and Lockheed Martin, 9%.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Gross profit	$10,542	$6,502	$20,582	$13,346
Gross margin	21.6%	22.4%	22.3%	22.7%

The Company's gross profit margin percentage generally runs in a range of 19-24%, and, gross margins for the three and six months ended January 2, 2005 were in this range.

The acquired Pittsburgh operation added gross profit of $2.7 million (19.5%) and $5.3 million (20.0%) in the three and six months ended January 2, 2005, respectively.  Absent the newly acquired Pittsburgh operation, gross margin would have been 22.5% and 23.2% for the three and six months ended January 2, 2005, respectively.

Selling and Administrative Expenses
(dollars in thousands)

9687:
	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Selling and administrative expenses	$5,812	$4,352	$11,670	$9,050
Percent of sales	11.9%	15.0%	12.6%	15.4%

Selling and administrative expenses increased over prior periods primarily as a result of the addition of the Pittsburgh operation, which accounted for $770,000 and $1.6 million of the increase in the three- and six-month periods ended January 2, 2005, respectively.  In addition, costs of complying with new regulatory requirements have increased professional fees over prior periods by $213,000 and $308,000 for the three- and six-month periods ended January 2, 2005, respectively.  As a percent of sales, selling and administrative expenses declined on higher sales volume.

Interest Expense
(dollars in thousands)

10003:
	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Interest expense	$405	$50	$919	$99

Interest expense increased significantly for the three and six months ended January 2, 2005.  The increase reflects higher debt levels incurred to fund the acquisition of Pinnacle, and the increase in inventory levels from fiscal year end 2004.

Average interest rates during the period were 4.5%, compared with 2.0% in the comparable quarter.

Pretax Earnings from Continuing Operations
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Pretax earnings from
continuing operations	$4,438	$2,276	$8,195	$4,488

The increase in pretax earnings for the quarter ended January 2, 2005, compared with the same period of fiscal 2004, is primarily attributable to higher gross profit of $4.0 million on a sales increase of $19.6 million, offset by an increase in selling and administrative expenses of $1.4 million and a $355,000 increase in interest expense.

The newly acquired Pittsburgh operation contributed $900,000 of pretax income to the three-month period ended January 2, 2005.  It contributed $2.0 million of pretax income for the six-month period ended January 2, 2005.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Tax expense from
continuing operations	$1,717	$872	$3,171	$1,713

The effective income tax rate for the three- and six-month periods ended January 2, 2005 was 38.7%.  For the three- and six-month periods ended December 28, 2003 the effective income tax rate was 38.3% and 38.2%, respectively.  The increase in the effective tax rate includes the impact of the 10% maximum statutory income tax rate in Pennsylvania for the Pittsburgh operation, compared with the 6.8% average statutory rate paid by LaBarge historically.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Three Months Ended				Six Months Ended

	January 2,		December 28,		January 2,		December 28,
	2005		2003		2005		2003

Loss from discontinued operations
(less applicable income tax
benefit of $70)	$	---	$	---	$	---	$(114)
Income on disposal of discontinued
operations of $20 (less applicable
income tax expense of $8)	$	---	$	---	$	---	$12

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003 and the sale of the railroad industry portion of the ScadaNET Network™ businesses in November 2002.  See Note 2, "Discontinued Operations."

10921: 10989:
	Three Months Ended		Six Months Ended

	January 2,	December 28,	January 2,	December 28,
	2005	2003	2005	2003

Diluted earnings per share
from continuing operations	$0.17	$0.09	$0.32	$0.18

The newly acquired Pittsburgh operation contributed an estimated $0.04 and $0.06 per diluted share for the three- and six-month periods ended January 2, 2005.

Financial Condition and Liquidity
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	January 2,	June 27,
	2005	2004

Stockholders' equity	$47,674	$42,584
Debt	37,948	37,735

The Company's operations provided $902,000 of net cash for the six months ended January 2, 2005, primarily generated from earnings, depreciation and advance payments from customers and was used to purchase inventory required for planned shipments during the remainder of the fiscal year, and fund the increase in receivables driven by higher sales levels.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 2, 2005, outstanding loans under the revolving credit facility were $9.5 million.  Letters of credit outstanding were $1.8 million and $8.7 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of January 2, 2005, the amount outstanding was $22.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended January 2, 2005, the average rate was approximately 3.7%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of January 2, 2005.

Other Long-term Debt:
The Company has a term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at January 2, 2005 was $5.9 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended January 2, 2005, the average rate was approximately 2.6%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing. The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at January 2, 2005 was $591,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2004	………………………………………………………	$2,207
2005	………………………………………………………	4,661
2006	………………………………………………………	5,668
2007	………………………………………………………	6,424
2008	………………………………………………………	4,798
Thereafter	………………………………………………………	4,715

Total	………………………………………………………	$28,473

Overall, management believes the Company's availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

At January 2, 2005, the total debt-to-equity ratio for the Company was .79 to 1, versus .89 to 1 at the end of fiscal 2004, reflecting the reduced borrowings in connection with the cash provided by operation in the quarter.

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

Goodwill was $24.4 million at January 2, 2005, and $24.5 million at June 27, 2004, as the result of the Pinnacle acquisition.

New Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs."  SFAS No. 151 requires that costs such as idle facility expense, freight handling costs and wasted material be recognized as current period charges, regardless of whether they are abnormal.  SFAS No. 151 is effective for LaBarge for inventory costs incurred after July 4, 2005.  Management does not believe adoption of this statement will have a material impact on the Company's financial statements.

During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005.  The Company will adopt this Standard in the first quarter of fiscal 2006.  The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

PART II

ITEM 3.               Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
As of January 2, 2005, the Company had $37.9 million in total debt.  Industrial revenue bonds totaling $591,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $37.1 million is subject to fluctuation.  The additional interest cost to the Company if interest rates increased 1% would be approximately $371,000 for one year.  On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This agreement caps LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.  At January 2, 2005, the unamortized balance of the fee paid under the Interest Rate Cap Agreement was $144,000.

ITEM 4.               Submission of Matter to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 17, 2004.

At the meeting, Messrs. Robert G. Clark and Robert H. Chapman were reelected as Class C Directors with terms expiring in 2007.  The votes with respect to each nominee and with respect to the other two matters voted on my shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

Class C:

Robert H. Chapman

	12,782,635	867,699

Robert G. Clark

	13,132,877	517,457

Proposal No. 2	FOR	AGAINST	ABSTAIN

Ratification of Auditors

	13,550,262	87,251	12,821

Proposal No. 3	FOR	AGAINST	ABSTAIN

2004 Long Term Incentive Plan

	8,553,301	868,280	717,075

ITEM 6.              Exhibits

(a)	Exhibits
	31.1	Certification of Chief Executive Officer and President pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Vice President, Chief Financial Officer and Secretary pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date:  February 4, 2005

/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer