Form 10-Q
period 2005-04-03
LABARGE INC
filed 2005-05-12
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1938

For the Quarter Ended April 3, 2005

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of April 3, 2005: 15,040,019 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarter Ended April 3, 2005

Table of Contents

Part I
Item 1	Financial Information (Unaudited)

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Part II
Item 4	Controls and Procedures
Item 6	Exhibits

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Net sales	$44,837	$31,787	$137,189	$90,600

Costs and expenses:
Cost of sales	34,706	24,437	106,476	69,903
Selling and administrative expense	5,972	4,442	17,642	13,492
Interest expense	426	192	1,345	291
Other income, net	(228)	(228)	(430)	(518)

Earnings from continuing operations before income taxes	3,961	2,944	12,156	7,432
Income tax expense	954	1,249	4,125	2,962

Net earnings from continuing operations	3,007	1,695	8,031	4,470

Discontinued operations:
Loss from discontinued operations (less applicable income tax benefit of $70)	---	---	---	(114)
Gain on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	---	---	---	12

Net earnings	$3,007	$1,695	$8,031	$4,368

Basic net earnings per common share:
Net earnings from continuing operations	$0.20	$0.11	$0.54	$0.30
Net loss from discontinued operations	---	---	---	(0.01)

Basic net earnings	$0.20	$0.11	$0.54	$0.29

Average common shares outstanding	15,026	14,985	15,002	14,907

Diluted net earnings per share:
Net earnings from continuing operations	$0.19	$0.11	$0.51	$0.29
Net loss from discontinued operations	---	---	---	(0.01)

Diluted net earnings	$0.19	$0.11	$0.51	$0.28

Average diluted common shares outstanding	15,938	15,556	15,803	15,419

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	April 3, 2005	June 27, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$645	$793
Accounts and other receivables, net	22,299	22,335
Inventories	43,800	40,202
Prepaid expenses	1,001	854
Deferred tax assets, net	1,083	818

Total current assets	68,828	65,002

Property, plant and equipment, net	19,029	18,910
Intangible assets, net	3,384	3,881
Goodwill, net	24,292	24,471
Other assets, net	5,332	5,694

Total assets	$120,865	$117,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,425	$7,050
Current maturities of long-term debt	4,409	4,415
Trade accounts payable	9,236	12,305
Accrued employee compensation	8,930	8,466
Other accrued liabilities	3,116	2,567
Cash advances	11,018	8,864

Total current liabilities	42,134	43,667

Long-term advances from customer for purchase of materials	4,577	5,370
Deferred tax liabilities, net	364	67
Long-term debt	22,937	26,270

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at April 3, 2005 and at June 27, 2004, including shares in treasury	158	158
Additional paid-in capital	13,622	13,462
Retained earnings	39,884	31,853
Accumulated other comprehensive income	---	157
Less cost of common stock in treasury shares of 733,234 at April 3, 2005 and 808,754 at June 27, 2004	(2,811)	(3,046)

Total stockholders' equity	50,853	42,584

Total liabilities and stockholders' equity	$120,865	$117,958

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Thousands)

	Nine Months Ended

	April 3, 2005	March 28, 2004

Cash flows from operating activities:
Net earnings	$8,031	$4,368
	Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	---	(12)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	---	(8)
Net loss from discontinued operations	---	114
Depreciation and amortization	3,395	2,323
Loss on disposal of property, plant and equipment	10	1
Other than temporary impairment
of investment	283	---
Realized gain on sale of investment	---	(158)
Deferred taxes	122	(222)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	36	1,193
Inventories	(3,598)	(2,616)
Prepaid expenses	(147)	(271)
Trade accounts payable	(3,069)	1,669
Advance payments	1,361	7,077
Accrued liabilities and other	1,013	250

Net cash provided by continuing operations	7,437	13,708
Net cash provided by discontinued operations	---	2

Net cash provided by operating activities	7,437	13,710

Cash flows from investing activities:
Acquisition of Pinnacle	---	(43,396)
Additions to property, plant and equipment	(2,677)	(2,026)
Proceeds from sale of investment	---	585
(Additions to) disposition of other assets and intangibles	(341)	340
Proceeds from disposal of property and equipment	2	7
Proceeds from disposal of discontinued operations	---	225
Purchase of investment	---	(1,425)

Net cash (used) by investing activities	(3,016)	(45,690)

Cash flows from financing activities:
Additions to long-term debt	---	25,000
Repayments of long-term senior debt	(3,339)	(309)
Issuance of stock to employees	413	578
Purchase of treasury stock	(76)	(886)
Additional capital contribution by shareholder	58	---
Borrowings on revolving credit facility	46,125	10,200
Payments on revolving credit facility	(47,750)	(5,200)

Net cash (used) provided by financing activities	(4,569)	29,383

Net decrease in cash and cash equivalents	(148)	(2,597)
Cash and cash equivalents at beginning of year	793	4,030

Cash and cash equivalents at end of period	$645	$1,433

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at April 3, 2005, the related consolidated statements of income for the three and nine months ended April 3, 2005 and March 28, 2004, and the consolidated statements of cash flows for the three and nine months ended April 3, 2005 and March 28, 2004, have been prepared by LaBarge, Inc. (the "Company" or "LaBarge") without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148 "Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company previously adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  Under Accounting Principles Board opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," no compensation expense is recognized for the Company's stock option plans.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(dollars in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Net earnings, as reported	$3,007	$1,695	$8,031	$4,368
Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of related tax effect	(139)	(74)	(455)	(221)

Pro forma net earnings determined under
fair-value-based method	$2,868	$1,621	$7,576	$4,147

Net earnings per share:
Basic--as reported	$0.20	$0.11	$0.54	$0.29
Basic--pro forma	0.19	0.11	0.50	0.28

Diluted--as reported	$0.19	$0.11	$0.51	$0.28
Diluted--pro forma	0.18	0.10	0.48	0.27

During December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS 123 is effective for the first fiscal year beginning after June 15, 2005.  The Company will adopt this Standard in the first quarter of fiscal 2006.  The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

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

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electromechanical systems for customer applications in a variety of commercial/industrial markets.  The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post-closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets and liabilities based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

(dollars in thousands)
At April 3,
2005

Current assets	$14,791
Property and equipment	4,350
Intangible assets	3,800
Goodwill	24,089

Total assets acquired	47,030

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,348

The purchase price allocation reflects certain adjustments to the initial purchase price allocation due primarily to additional transaction costs, and collection of accounts receivable reserved at the acquisition date.

The Company believes that substantially all of the goodwill will be deductible for tax purposes.  Intangible assets consist of $3.4 million of a "Customer List" asset that will be amortized over six years and $0.4 million of "Employee Non-Compete Contracts" assets that will be amortized over three and one half years.

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

(dollars in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004
	actual	pro forma	actual	pro forma

Net sales	$44,837	$37,892	$137,189	$115,429
Net earnings	3,007	1,821	8,031	5,553

Basic earnings per share	$0.20	$0.12	$0.54	$0.37
Diluted earnings per share	0.19	0.12	0.51	0.36

Discontinued Operations
On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ business.  On November 1, 2002, LaBarge sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling, LLC ("GETS Global Signaling"), Grain Valley, Missouri.  The ScadaNET Network™ remote equipment monitoring business had been operated as the Network Technologies Group.

The GETS Global Signaling sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities.  The $5.3 million of cash included $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties.  Two-thirds of the escrow was released as of April 3, 2005.  The Company expects the remaining escrowed balance to be released in November 2005.  The Company recognized a pretax gain of $2.2 million and a book tax expense of $2.4 million, netting to a loss of $212,000, on the sale of the railroad industry portion of the ScadaNet Network™ business.

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Gross sales	$44,974	$32,029	$137,614	$91,634
Less sales discounts	137	242	425	1,034

Net sales	$44,837	$31,787	$137,189	$90,600

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

For the three months ended April 3, 2005, the Company's three largest customers were Northrop Grumman Corp., 17%; Owens-Illinois, Inc., 12%; and Schlumberger, Ltd., 10%.  For the nine months ended April 3, 2005, the Company's three largest customers were Northrop Grumman Corp., 11%; Owens-Illinois, Inc., 11%; and Schlumberger, Ltd., 10%.
4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Billed shipments, net of progress payments	$22,052	$22,376
Less allowance for doubtful accounts	625	369

Trade receivables, net	21,427	22,007
Other current receivables	872	328

	$22,299	$22,335

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At April 3, 2005, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $3.1 million (14%), $2.7 million (12%) and $2.1 million (10%).  This compares with $3.7 million (17%), $3.4 million (15%) and $2.9 million (13%) at June 27, 2004.

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Raw materials	$31,618	$28,453
Work in progress	12,182	11,749

	$43,800	$40,202

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended April 3, 2005 and March 28, 2004, expense for obsolescence charged to income before taxes was $236,000 and $69,000, respectively.  For the nine months ended April 3, 2005 and March 28, 2004, expense for obsolescence charged to income before taxes was $467,000 and $345,000, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Software	$2,456	$2,207
Less accumulated amortization	2,100	1,877

Net software	356	330

Customer list	3,400	3,400
Less accumulated amortization	643	207

Net customer list	2,757	3,193

Other, net	271	358

Total intangible assets, net	$3,384	$3,881

Intangibles are amortized over a three- to six-year period.  Amortization expense was $287,000 and $84,000 for the three months ended April 3, 2005 and March 28, 2004, respectively.  Amortization expense was $849,000 and $230,000 for the nine months ended April 3, 2005 and March 28, 2004, respectively.  The increase relates primarily to the intangible assets acquired in the Pinnacle acquisition.

The Company anticipates that software amortization expense will approximate $300,000 per year for the next five years, assuming spending is within the range of $250,000 to $300,000 per year.

Amortization expense for the customer list and other intangibles is expected to be $823,000 for fiscal year 2005, $801,000 in fiscal year 2006, $791,000 in fiscal year 2007, $642,000 in fiscal year 2008, and $602,000 in fiscal year 2009.

7.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Goodwill	$24,492	$24,671
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,471

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at April 3, 2005 and June 27, 2004.

Changes in the carrying amount of goodwill for the period ended April 3, 2005 are as follows:
(dollars in thousands)

Balance at June 27, 2004	$24,471
Purchase price adjustments	(179)

Balance at April 3, 2005	$24,292

The purchase price adjustment relates to the reevaluation of trade accounts receivables acquired as part of the Pittsburgh acquisition.

8.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Cash value of life insurance	$3,956	$3,576
Deposits, licenses and other, net	319	235
Securities held for sale	636	1,166
Restricted cash	---	265
Deferred financing costs, net	256	240
Other	165	212

	$5,332	$5,694

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable.  At that time, Norwood Abbey Ltd. was a newly formed Australian company.  These shares and options were valued at $100,000.  Norwood Abbey was listed on the Australian Stock Exchange in August 2000.  Options to acquire 2.9 million shares expired, unexercised, due to the market price considerations.  During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million.  During the twelve months ended June 27, 2004, 850,000 shares were sold, resulting in a pre-tax gain of $225,000.  The remaining 1.8 million shares are held as available-for-sale securities.

In March 2005, the Company evaluated the fair value of the investment and took a write-down for other than temporary impairment.  As a result, a loss of $283,000 was booked in other expenses in the quarter ended April 3, 2005.  The fair value of the investment is $636,000.

The Company entered into a senior loan agreement on February 17, 2004.  See Note 9.  The Company incurred $330,000 of financing costs that have been deferred and which will be amortized over a period beginning May 2004 and ending February 2009.

9.	Short- and LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$5,425	$7,050
Interest rate at quarter-end	4.4%	4.2%
Average amount of short-term borrowings
outstanding during period	9,237	2,150
Average interest rate for fiscal quarter	4.4%	3.7%
Maximum short-term borrowings at
any month end	11,650	7,050

Long-term debt:
Term loan	$21,000	$24,000
Mortgage loan	5,781	5,995
Other	565	690

Total long-term debt	27,346	30,685
Less current maturities	4,409	4,415

Long-term debt, less current maturities	$22,937	$26,270

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 3, 2005, outstanding loans under the revolving credit facility were $5.4 million.  Letters of credit outstanding were $1.7 million and $12.9 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 3, 2005, the amount outstanding was $21.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company's exposure to LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended April 3, 2005, the average rate was approximately 4.3%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company was in compliance with its borrowing agreement covenants as of April 3, 2005.

Other Long-term Debt:
Mortgage Loan:
The Company has a term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at April 3, 2005 was $5.8 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 3, 2005, the average rate was approximately 3.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing. The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 3, 2005 was $555,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2005	………………………………………………………	$1,081
2006	………………………………………………………	4,660
2007	………………………………………………………	5,668
2008	………………………………………………………	6,423
2009	………………………………………………………	4,798
Thereafter	………………………………………………………	4,716

Total	………………………………………………………	$27,346

10.	RELATED PARTY TRANSACTIONS

During the quarter ended January 2, 2005, a shareholder, holding more than 10% of the Company's outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000.  The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements.  Proceeds from this sale did not effect the Company's condensed consolidated statements of income.

11.	CASH FLOWS

Total cash payments for interest for the three months ended April 3, 2005 and March 28, 2004 amounted to $0.4 million and $0.1 million, respectively.  Total cash payments for interest for the nine months ended April 3, 2005 and March 28, 2004 amounted to $1.2 million and $0.3 million, respectively. Net cash payments for federal and state income taxes for the three months ended April 3, 2005 and March 28, 2004 were $2.6 million and $1.3 million. Total cash payments for the federal and state income taxes for the nine months ended April 3, 2005 and March 28, 2004 were $3.1 million and $2.3 million, respectively.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Net earnings from continuing operations	$3,007	$1,695	$8,031	$4,470
Net loss from discontinued operations	---	---	---	(114)
Gain (loss) on disposal, net of tax	---	---	---	12

Net earnings	$3,007	$1,695	$8,031	$4,368

Basic net earnings per share:
Net earnings from continuing operations	$0.20	$0.11	$0.54	$0.30
Net loss from discontinued operations	----	0.00	---	(0.01)

Basic net earnings	$0.20	$0.11	$0.54	$0.29

Diluted earnings (loss) per share:
Net earnings from continuing operations	$0.19	$0.11	$0.51	$0.29
Net loss from discontinued operations	---	---	---	(0.01)

Diluted net earnings per share	$0.19	$0.11	$0.51	$0.28

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method and the impact of restricted stock awards under the Long Term Incentive Plan.

In January 2005, the Company entered into Long-Term Incentive Agreements under the 2004 Long Term Incentive Plan as filed in the December 7, 2004 Form S-8 with certain key executives.  The Company awarded performance units that consist of the right to receive restricted stock upon achievement of certain performance goals related to financial performance and completion of a service period objectives.

The impact of these awards on diluted shares was calculated by treating them as contingently issuable shares in accordance with paragraphs 30-35 of Statement 128. The number of shares included in diluted EPS is based on the number shares issuable as if April 3, 2005 was the end of the contingency period. The cash flow impact on the three and nine months ended April 3, 2005 was zero.

The Company is recognizing compensation expense over the life of the awards.  For the three months ended April 3, 2005, the Company recognized $101,000 of compensation expense, associated with awards made under the 2004 Long Term Incentive Plan.

(share amounts in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Average common shares outstanding -- basic	15,026	14,985	15,002	14,907
Dilutive options	912	571	801	512

Adjusted average common shares outstanding -- diluted	15,938	15,556	15,803	15,419

All options outstanding at April 3, 2005 were dilutive for the three and nine months.  For the three- and nine-month periods ended March 28, 2004, options to purchase 110,778 shares (at a per-share price of $5.86 to $7.24) were outstanding.  These options were not included in the respective computations of diluted earnings because the options' exercise prices were greater than the average market price of the common shares.

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

In March 2005, in order to avoid the cost of continued litigation, a settlement was agreed to by LaBarge and DNA, with no findings of fault.  As part of the settlement, LaBarge paid DNA $100,000 and delivered raw material held by LaBarge to DNA. LaBarge retained all cash advances it had previously received from DNA.

In March 2004, the Company received notice from the Library of Congress ("LOC") that it seeks financial restitution in the amount of $1.8 million stemming from the Company'sproduction of audio cassette machines during the period 1992 through 1996.  The LOC claims the machines are defective.  The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. These issues are now in litigation in the Court of Federal Claims. The Company intends to vigorously defend its position. After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.

LaBARGE, INC.
FORM 10-Q

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

       This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 to our Consolidated Financial Statements.  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance.

       Actual results may differ from projections or estimates due to a variety of important factors, including the following:

-	The Company's dependence on a few large customers;
-	The Company's dependence on government contracts, which are subject to cancellation;
-	The Company's ability to control costs, especially on fixed-price contracts;
-	The size and time of new contract awards to replace completed or expired contracts;
-	Cutbacks in defense spending by the U.S. Government;
-	Dependence of the Company on U.S. economic conditions and economic conditions in the markets the Company serves;
-	The Company's ability to integrate recently acquired businesses;
-	Availability of and increases in the cost of raw materials, labor and other resources;
-	Increased competition in the Company's markets;
-	The Company's ability to manage operating expenses;
-	The outcome of litigation to which the Company is or may become a party; and
-	The availability, amount, type and cost of financing for the Company, any change to that financing, and an increase in the level of interest rates.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,060 people including 15 sales personnel, 95 engineers and 80 technicians who provide direct customer support as needed, and 46 executive and corporate administrative support people.

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

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to successfully compete in these markets.  The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full "box-build" assemblies and electronic/electromechanical systems for customers in a variety of commercial/industrial markets.  The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for the acquired assets was $43.1 million, which includes a post-closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

The backlog of unshipped orders at April 3, 2005 was $152.4 million, a decrease of $4.5 million from June 27, 2004, and up from $144.0 million at March 28, 2004.  The Pittsburgh operation had backlog of $20.7 million at April 3, 2005.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company's exit from the ScadaNET Network™ businesses.

Results of Operations - Three and Nine Months Ended April 3, 2005

Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Net sales	$44,837	$31,787	$137,189	$90,600

The primary contributor to fiscal 2005 third-quarter revenues was shipments to defense customers representing 45% of sales in both 2005 and 2004's third quarters.  During the current year's third quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to industrial customers represented 20% of fiscal 2005 third-quarter revenues, compared with 14% in the year-ago period. This increase is the result of owning the Pittsburgh operation for a full quarter in fiscal year 2005 versus half of the quarter in fiscal year 2004. Also, a contributor to the sales increase was shipments to natural resource customers which represented 19% of sales in both 2005 and 2004. Offsetting these increases was a decline in shipments to government systems customers, which represented 3% of fiscal 2005 third-quarter revenue, compared with 7% in the year ago period.  This is due to the completion of a large Northrop Grumman postal contract.

The primary contributor to the increase in sales for the nine months ended April 3, 2005, compared with last year, is the inclusion of the Pittsburgh operation which contributed $39.4 million to year-to-date sales in fiscal year 2005 versus $4.4 million to sales for the nine months ended March 28, 2004.  In addition, shipment to defense customers were $62.2 million (45% of total sales) in the nine months ended April 3, 2005 and $45.3 million (50% of total sales) in the nine months ended March 28, 2004.  Offsetting these sales increases was a decline in shipments to government systems customers which represented 4% of revenue in the nine months ended April 3, 2005 compared with 13% of total revenue in the year ago period.

For comparative purposes, on a pro forma basis, had LaBarge owned Pinnacle Electronics LLC for the full three and nine months ending March 28, 2004, additional sales of $6.1 million and $24.8 million, respectively, would have been recorded.

Sales to the Company's 10 largest customers represented 76% of total revenue in the third quarter of fiscal 2005 versus 77% for the same period of fiscal 2004.  The Company's top three customers and the portion of total third-quarter sales they represented were as follows:  Northrop Grumman Corp., 17%; Owens-Illinois, Inc., 12%; and Schlumberger, Ltd., 10%.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Gross profit	$10,131	$7,350	$30,713	$20,697
Gross margin	22.6%	23.1%	22.4%	22.8%

The Company's gross profit margin percentage generally runs in a range of 19% to 24%. Gross margins for the three and nine months ended April 3, 2005 were in this range.

The acquired Pittsburgh operation added gross profit of $2.4 million (19%) and $7.7 million (20%) in the three and nine months ended April 3, 2005, respectively. Absent the Pittsburgh operation, gross margin would have been 24% for both the three and nine months ended April 3, 2005.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Selling and administrative expenses	$5,972	$4,442	$17,642	$13,492
Percent of sales	13.3%	14.0%	12.9%	14.9%

Selling and administrative expenses increased over prior periods, a significant component of which is the result of the addition of the Pittsburgh operation, which accounted for $524,000 and $2.2 million of the increase in the three- and nine-month periods ended April 3, 2005, respectively.  Costs of complying with new regulatory requirements have increased professional fees over prior periods by $86,000 and $394,000 for the three- and nine-month periods ended April 3, 2005, respectively.  Non-recurring information systems expense has increased by $176,000 in the third quarter and $131,000 in the nine-month periods ended April 3, 2005 versus the same prior year periods, primarily the result of replacing outsourced data processing capabilities.  In addition, the DNA settlement discussed in Note 13 contributed costs of $100,000.  Higher expenses relative to employee compensation plans of $590,000 were realized in the third quarter of fiscal 2005 versus the same quarter in the previous year and $556,000 for the nine months of fiscal 2005 versus the nine-month prior year period. Legal costs have also increased over prior periods by $60,000 and $169,000 for the three- and nine-month periods ended April 3, 2005, respectively. As a percent of sales, selling and administrative expenses declined on higher sales volume.

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Interest expense	$426	$192	$1,345	$291

Interest expense increased significantly for the three and nine months ended April 3, 2005.  The increase reflects higher average debt levels incurred to fund the acquisition of Pinnacle, the increase in inventory levels from fiscal year end 2004 and higher interest rates. Average interest rates during the period were 4.3%, compared with 3.3% in the comparable quarter a year earlier.

Pretax Earnings from Continuing Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Pretax earnings from
continuing operations	$3,961	$2,944	$12,156	$7,432

The increase in pretax earnings for the quarter ended April 3, 2005, compared with the same period of fiscal 2004, is primarily attributable to higher gross profit of $2.8 million on a sales increase of $13.1 million, offset by an increase in selling and administrative expenses of $1.5 million and a $234,000 increase in interest expense.

The increase in pretax earnings for the nine months ended April 3, 2005, compared with the same period of fiscal 2004, is primarily attributable to higher gross profit of $10.0 million on a sales increase of $46.6 million, offset by an increase in selling and administrative expenses of $4.1 million and an increase of $1.0 million in interest expense.

The newly acquired Pittsburgh operation contributed approximately $0.8 million of pretax income to the three-month period ended April 3, 2005.  It contributed $2.8 million of pretax income for the nine-month period ended April 3, 2005.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Tax expense from
continuing operations	$954	$1,249	$4,125	$2,962

The effective income tax rate for the three- and nine-month periods ended April 3, 2005 was 24% and 33.9%, respectively. For the three- and nine-month periods ended March 28, 2004, the effective income tax rate was 42.4% and 39.9%, respectively.  The decrease in the tax rate for the three and nine months ended April 3, 2005 reflects the recognition of certain research and experimentation tax credits ($245,000), and an adjustment to the Company's provision for state income taxes ($242,000).

Discontinued Operations, Net of Tax
(dollars in thousands)

	Three Months Ended				Nine Months Ended

	April 3,		March 28,		April 3,		March 28,
	2005		2004		2005		2004

Loss from discontinued operations
(less applicable income tax
benefit of $70)	$	---	$	---	$	---	$(114)
Income on disposal of discontinued
operations of $20 (less applicable
Income tax expense of $8)	$	---	$	---	$	---	$12

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003 and the sale of the railroad industry portion of the ScadaNET Network™ businesses in November 2002.  See Note 2, "Discontinued Operations."

Diluted Earnings Per Share

	Three Months Ended		Nine Months Ended

	April 3,	March 28,	April 3,	March 28,
	2005	2004	2005	2004

Diluted earnings per share
from continuing operations	$0.19	$0.11	$0.51	$0.29

The recently acquired Pittsburgh operation contributed an estimated $0.04 and $0.12 per diluted share for the three- and nine-month periods ended April 3, 2005, respectively.

Financial Condition and Liquidity
The following table shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	April 3,	June 27,
	2005	2004

Stockholders' equity	$50,853	$42,584
Debt	32,771	37,735

The Company's operations provided $7.4 million of net cash for the nine months ended April 3, 2005, primarily generated from earnings, depreciation and advance payments from customers and was used to purchase inventory required for planned shipments during the remainder of the fiscal year, and fund the increase in receivables driven by higher sales levels.

Senior Lender:
The Company entered into a new senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 3, 2005, outstanding loans under the revolving credit facility were $5.4 million.  Letters of credit outstanding were $1.7 million and $12.9 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 3, 2005, the amount outstanding was $21.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company's exposure to LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended April 3, 2005, the average rate was approximately 4.3%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of April 3, 2005.

Other Long-term Debt:
The Company has a term loan secured by the Company's headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at April 3, 2005 was $5.8 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 3, 2005, the average rate was approximately 3.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing. The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 3, 2005 was $555,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2005	………………………………………………………	$1,081
2006	………………………………………………………	4,660
2007	………………………………………………………	5,668
2008	………………………………………………………	6,423
2009	………………………………………………………	4,798
Thereafter	………………………………………………………	4,716

Total	………………………………………………………	$27,346

Overall, management believes the Company's availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

At April 3, 2005, the total debt-to-equity ratio for the Company was .64 to 1, versus .89 to 1 at the end of fiscal 2004, reflecting the reduced borrowings in connection with the cash provided by operations in the period.

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

Goodwill was $24.3 million at April 3, 2005, and $24.5 million at June 27, 2004, as the result of the Pinnacle acquisition.

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

During December 2004, the FASB issued SFAS No. 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS 123R is effective for the first fiscal year beginning after June 15, 2005.  The Company will adopt this Standard in the first quarter of fiscal 2006.  The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

PART I

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
 As of April 3, 2005, the Company had $32.8 million in total debt.  Industrial revenue bonds totaling $555,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $32.2 million is subject to fluctuation.  The additional interest cost to the Company if interest rates increased 1% would be approximately $302,000 for one year.  On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This agreement caps the Company's exposure to LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.  At April 3, 2005, the unamortized balance of the fee paid under the Interest Rate Cap Agreement was $144,000.

ITEM 4.	Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

The CEO and CFO have concluded, as of the end of the period covered by this report, that the Company's disclosure controls systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company's disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits with the Securities and Exchange  Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period covered by this report, there have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as amended) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 6.              Exhibits

(a)	Exhibits
31.1

Certification of Chief Executive Officer and President pursuant to Rules 13a-14(d) and 15(d) - 14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Vice President, Chief Financial Officer and Secretary pursuant to Rules 13a-14(d) and 15(d) - 14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 11, 2005

/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer