Form 10-K
period 2005-07-03
LABARGE INC
filed 2005-09-08
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 3, 2005 Commission File Number 1-5761
LaBARGE, INC.

(Exact name of registrant specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

73-0574586

(I.R.S. Employer Identification Number)

9900 CLAYTON ROAD, ST. LOUIS, MISSOURI 63124

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
Yes [X] No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Exchange Act). Yes [  ] No[X].

As of July 3, 2005, 15,049,908 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $210.8 million, based upon the closing price of the common stock on the American Stock Exchange on July 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's definitive proxy materials to be filed within 120 days after the Company's fiscal year are incorporated in Part III herein.

LaBarge, Inc.
 Form 10-K
For The Year Ended July 3, 2005
Part I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for the Registrant's Common Equity and Related Shareholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

PART I
ITEM 1.	BUSINESS

General Development of Business and Information about Business Activity
LaBarge, Inc. ("LaBarge" or the "Company") is a Delaware corporation.

LaBarge manufactures and designs high-performance electronics and interconnect systems for customers in diverse technology-driven markets. The Company's core competencies are to provide complete electronic systems solutions, including the manufacturing, engineering and design of interconnect systems, circuit card assemblies and high-level assemblies for its customers' specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration. The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets. The Company's engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania. The Company employs approximately 1,050 people including approximately 890 people (of which 36 are engineers) who provide support for production activities and approximately 160 people who provide administrative support.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC ("Pinnacle" or "the Pittsburgh operation"). The acquired assets supplement the Company's electronics manufacturing services ("EMS") business with a leased manufacturing location in metropolitan Pittsburgh, Pennsylvania, substantially enhancing the Company's commercial/industrial sales mix. Pinnacle's commercial/industrial market expertise, supported by a strong management team, further diversifies the Company's historic strength in the government/defense marketplace.

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

The purchase price for Pinnacle was $43.1 million, which included a post closing working capital adjustment of approximately $2.1 million, and was funded by senior bank debt and cash on hand. In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash. The Company recorded a $20,000 pretax gain on the transaction. This sale completed the Company's exit from the ScadaNET Network™ businesses.

Fiscal 2005 Company net sales were $182.3 million, compared with $131.5 million for fiscal 2004, and $102.9 million for fiscal 2003. The backlog for the Company at July 3, 2005 was $164.9 million, compared with $156.9 million at June 27, 2004, an increase of 5%. The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company's core competencies to the outsourcing needs of targeted large customers in a variety of industries. Approximately $32.4 million and $41.0 million of the backlog at fiscal 2005 year end and fiscal 2004 year end, respectively, are scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts.

Sales and Marketing
During fiscal 2005, 44.6% of the Company's revenues were generated from defense customers, 19.3% from natural resource customers, 19.0% from industrial customers and 4.2% from customers in the government systems market. The remaining 12.9% of sales comes from various customers in the medical, telecommunications, semiconductor and other industries. The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, industrial automation, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation for oil and gas wells, and postal automation equipment. The Company's broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets. The diversification of the Company's customer base helps protect it from volatility in any one market sector.

With few exceptions, the Company's sales are made pursuant to fixed-price contracts. Larger, long-term government contracts generally have provisions for milestone, progress payments or cash advances for purchase of inventory.

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

Concentration of Business
Three customers, each with multiple operating units, together accounted for in excess of 32.0% of the Company's consolidated sales in fiscal 2005: Owens-Illinois, Inc. accounted for 11% of total sales; Northrop Grumman Corporation accounted for 11% of total sales; and Schlumberger Ltd. accounted for 10% of total sales. No other customer accounted for more than 9% of total sales. Sales to the largest 10 customers represented approximately 72% of the Company's total sales in fiscal year 2005 and 61% in fiscal year 2004.

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

Strategy
The Company's business strategy is to serve as an outsourcing partner to original equipment manufacturers (OEMs) that do business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company's core competencies in manufacturing complex electronic assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company's business historically was concentrated in the defense and other government related markets. In recent years, that focus has broadened to include industrial and commercial customers. This greater diversity in markets served helps protect the Company from downturns in any one market.

Capital Structure
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. This facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 3, 2005, outstanding loans under the revolving credit facility were $1.7 million. Letters of credit outstanding were $1.4 million and $16.9 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortizing at a quarterly rate of $1.0 million, beginning May 2004, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009. As of July 3, 2005, the outstanding balance was $20.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This Agreement caps the Company's exposure to LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended July 3, 2005, the average rate was approximately 4.82%. For the year ended July 3, 2005, the average rate was approximately 4.45%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of July 3, 2005.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009. The balance at July 3, 2005 was $5.7 million. Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended July 3, 2005, the average rate was approximately 3.8%. For the year ended July 3, 2005, the average rate was approximately 3.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at July 3, 2005 was $519,000.

The aggregate maturities of long-term obligations are as follows:

(dollars in thousands)

Fiscal Year

2006	$4,661
2007	5,668
2008	6,424
2009	4,798
2010	4,715

Total	$26,266

Environmental Compliance
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company's foreign sales in each of fiscal 2005, fiscal 2004 and fiscal 2003 were less than 10% of the total Company revenue.

Risk Factors

In addition to the other risks identified herein, the Company's business is subject to the following risks:

The Company Experiences Variable Operating Results:

The Company's results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Consequently, results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

The Company's quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company's control. These factors include:

- Changes in sales mix to customers

- Changes in availability and cost of components

- Volume of customer orders relative to capacity

- Market demand and acceptance of our customers' products

- Price erosion within the EMS marketplace

- Capital equipment requirements needed to remain technologically competitive

The Company's Customer Base is Concentrated:
Significant reduction in sales to any of the Company's major customers or the loss of a major customer could have a material impact on the Company's operations. If the Company cannot replace completed, canceled or reduced orders, sales will decline, which could have a material impact on the results of operations. Although the Company believes its relationships with its large customers are good, the Company generally does not enter into long-term contracts. There can be no assurance that the Company will retain any or all of its large customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

There is Variability in the Requirements of the Company's Customers:
The Company does not generally obtain long-term purchase contracts. The timing of purchase orders placed by the Company's customers is affected by a number of factors, including variation in demand for the customers' products, federal government funding, regulatory changes affecting customer industries, customer attempts to manage their inventory, changes in the customers' manufacturing strategies and customers' technical problems or issues. Many of these factors are outside the control of the Company.

The Company and its Customers May Be Unable to Keep Current with the Industry's Technological Changes:
The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Effective mid-2006 certain of the Company's customers must be in compliance with a new European standard, Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive 2002-95-EC) for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components which are lead-free. The Company's Pittsburgh operation has implemented lead-free wave solder and reflow systems. The Company relies on numerous third-party suppliers for components used in the Company's production process. Customers' specifications may require the Company to obtain components from a single source or a small number of suppliers. There is no assurance these suppliers will comply with RoHS. The inability to utilize any such suppliers could increase the cost of components and have a material impact on the Company's results of operations.

The Company Faces Intense Industry Competition and Downward Pricing Pressures:
The EMS industry is highly fragmented and characterized by intense competition. Some of the Company's competitors have substantially greater manufacturing, purchasing, marketing and financial resources than the Company. Many of the Company's customers have the in-house capability to fulfill their material requirements.

There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company's business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company's competitors or significant pricing pressures from its customers could adversely affect the Company's business, financial condition, and results of operations.

The Availability of Raw Components May Affect the Company's Operations:
The Company relies on numerous third-party suppliers for components used in the Company's production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer's specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company's results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

The Company is Dependent on Key Personnel:
The Company depends significantly on its executive and plant management. The loss of the services of any of these key employees could have a material impact on the Company's business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company's contract manufacturing business will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy these requirements could have a negative impact on the Company's ability to remain competitive in the future.

Failure to Comply with Environmental Regulations Could Subject the Company to Liability:
The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production which could have a material negative impact on the Company's results of operations.

The Price of the Company's Stock is Volatile:
The price of the Company's Common Stock historically has experienced significant volatility due to a number of factors including: fluctuations in the Company's revenue and earnings, the market's changing expectations for the Company's growth, overall equity market conditions, the limited float of the Company's Common Stock and other factors either related or unrelated to the Company's operations. Such fluctuations are expected to continue.

ITEM 2.	PROPERTIES

The Company's principal facilities, which are deemed adequate and suitable for the Company's business, are as follows:
Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2008

Pittsburgh, PA	Manufacturing & Offices	5	135,504	2005

St. Louis, MO	Offices	8	65,176	Owned

Tulsa, OK	Manufacturing & Offices	3	55,000	2006

Tulsa, OK	Manufacturing	1	6,425	2006

Tulsa, OK	Offices	.5	3,235	2006

The Company has substantially completed negotiations to extend the Pittsburgh lease to 2010. The new lease is expected to be executed within the next 30 days at similar economic provisions as the current lease.

ITEM 3.	LEGAL PROCEEDINGS

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company's production of audiocassette machines during the period 1992 through 1996. The LOC claims the machines are defective. The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. These issues are now in litigation in the Court of Federal Claims. The Company intends to vigorously defend its position. Discovery period is to commence in September 2005 and trial will likely be scheduled for 2007.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended July 3, 2005.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price and Cash Dividends: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 31, 2005, there were approximately 2,360 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2005 and 2004, as reported by the American Stock Exchange.

2004-2005	High	Low
July - September	$ 8.99	$ 6.80
October - December	13.25	7.95
January - March	13.37	10.26
April - June	18.24	12.29

2003-2004	High	Low
July - September	$5.20	$3.48
October - December	6.39	4.79
January - March	7.23	5.05
April - June	9.23	6.85

The Company has paid no cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for the development operation and expansion of its business and for possible acquisitions.

The following table contains certain information as of July 3, 2005 with respect to options granted and outstanding under the Company's three stock option plans, shares available for purchase as of that date under the Company's employee stock purchase plan, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.
Number of securities
	Number of		remaining available for future
	securities to be issued upon		issuance under
	exercise of outstanding	Weighted-average exercise price	equity compensation plans
	options, warrants	of outstanding options,	(excluding securities
Plan category	and rights	warrants and rights	reflected in column 1)

Equity compensation plans approved by security holders	1,880,576	$3.96	712

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of July 3, 2005 with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan.

Number of securities
remaining available for future
issuance under
	Number of securities		equity compensation plans
	to be issued based on	Weighted average price	(excluding securities
Plan category	outstanding grants	of securities issued	reflected in column 1)

Equity compensation plans approved by security holders	56,251	$18.00	793,749

Equity compensation plans not approved by security holders	---	---	---

ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands -- except per share amounts)
	Year Ended

	July 3,	June 27,	June 29,	June 30,	July 1,
	2005	2004	2003	2002	2001

Net sales	$182,294	$131,510	$102,901	$117,190	$116,655
Pretax earnings from
continuing operations	16,865	11,503	5,076	6,687	7,880
Net earnings from
continuing operations	10,870	6,971	3,319	4,361	5,000

Discontinued operations:
Loss from operations,
net of taxes	---	(114)	(859)	(431)	(1,172)
Gain (loss) on disposal,
net of taxes	---	12	(212)	---	---

Net earnings	$10,870	$6,869	$2,248	$3,930	$3,828

Basic earning (loss) per share:
Net earnings from
continuing operations	$0.72	$0.47	$0.22	$0.29	$0.34
Net loss from
discontinued operations	---	(0.01)	(0.07)	(0.03)	(0.08)

Basic net earnings	$0.72	$0.46	$0.15	$0.26	$0.26

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.68	$0.45	$0.22	$0.28	$0.34
Net earnings (loss) from
discontinued operations	---	(0.01)	(0.07)	(0.02)	(0.08)

Diluted net earnings	$0.68	$0.44	$0.15	$0.26	$0.26

Total assets	$119,937	$117,958	$67,162	$68,206	$67,538
Long-term debt	21,605	26,270	6,669	7,047	13,121

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The Company's interest in the Network Technologies Group was reported as a discontinued operation (see Note 2). Accordingly, the operating results of Network Technologies Group for fiscal years 2001, 2002, 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle in fiscal year 2004. See Note 2 to the financial statements.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 45 through 50 herewith.
ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company's foreign sales in each of fiscal 2005, 2004 and 2003 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of July 3, 2005, the Company had $27.9 million in total debt. Industrial revenue bonds totaling $519,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $27.4 million is subject to fluctuation. The additional interest cost to the Company if interest rates increased 1% would be approximately $96,000 for one year. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004
ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the "Index to Consolidated Financial Statements and Schedules" contained on page ___ filed herewith.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A.	CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President, and the Company's Vice President, Chief Financial Officer and Secretary, have conducted an evaluation of the design and effectiveness the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls, procedures and systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations. The Company's disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

During our fourth fiscal quarter, there were no significant changes in internal controls over financial reporting identified in connection with the evaluation that have materially affected or that are reasonably likely to materially affect these controls.

Refer to Management's Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm on page 19.
ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

PART IV
ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
a.	Consolidated Financial Statements.
See "Index to Consolidated Financial Statements and Schedules" contained on page 18.
b.	Exhibits.
See "Exhibits" below.
c.	Consolidated Financial Statement Schedules.
See "Index to Consolidated Financial Statements and Schedules."

EXHIBITS
Exhibit Number	Description
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

10(c)

First Amendment to the Loan Agreement dated April 16, 2004 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and Nation City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent, previously filed with the Company's Annual Report on Form 10-K on September 3, 2004 and incorporated herein by reference.

10(d)*

Second Amendment to the Loan Agreement dated August 24, 2005 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and Nation City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent.

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

10.21	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company's Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 7, 2005
LaBarge, Inc.

By:	/S/DONALD H. NONNENKAMP

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
SIGNATURE	TITLE	DATE

/s/Craig E. LaBarge	Chief Executive Officer, President and Director	August 24, 2005

Craig E. LaBarge

/s/Donald H. Nonnenkamp	Vice President, Chief Financial Officer	August 24, 2005

Donald H. Nonnenkamp	and Secretary

/s/Robert H. Chapman	Director	August 24, 2005

Robert H. Chapman

/s/Robert G. Clark	Director	August 24, 2005

Robert G. Clark

/s/Thomas A. Corcoran	Director	August 24, 2005

Thomas A. Corcoran

/s/John G. Helmkamp	Director	August 24, 2005

John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand	Director	August 24, 2005

Lawrence J. LeGrand

/s/Jack E. Thomas	Director	August 24, 2005

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management's Report On Internal Control Over Financial Reporting	19

Reports of Independent Registered Public Accounting Firm	19-20

Consolidated Statements of Income
Years Ended July 3, 2005, June 27, 2004 and June 29, 2003
21

Consolidated Statements Balance Sheets
As of July 3, 2005 and June 27, 2004	22

Consolidated Statements of Cash Flows
Years Ended July 3, 2005, June 27, 2004 and June 29, 2003
23

Consolidated Statements of Stockholders' Equity
Years Ended July 3, 2005, June 27, 2004 and June 29, 2003
24

Notes to Consolidated Financial Statements	25-44

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of July 3, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control-Integrated Framework." Although there are inherent limitations in the effectiveness of any system of internal control over the financial reporting, our management has concluded that, as of July 3, 2005, our internal control over financial reporting is effective based on its evaluation. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LaBarge, Inc.:

       We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries as of July 3, 2005 and June 27, 2004, and related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended July 3, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBarge, Inc.'s internal control over financial reporting as of July 3, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the (COSO), and our report dated September 7, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
St. Louis, Missouri
September 7, 2005

To the Board of Directors and Stockholders of LaBarge, Inc.:

       We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting on the previous page that LaBarge, Inc. maintained effective internal control over the financial reporting as of July 3, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBarge, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

       A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements..

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       In our opinion, management's assessment that LaBarge, Inc. maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBarge, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaBarge, Inc and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended July 3, 2005, and our report dated September 7, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
St. Louis, Missouri
September 7, 2005

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (Amounts In Thousands - Except Per-Share Amounts)

	Year Ended

	July 3, 2005	June 27, 2004	June 29, 2003

Net sales	$182,294	$131,510	$102,901

Cost and expenses:
Cost of sales	141,180	101,138	82,053
Selling and administrative expense	22,979	18,828	15,662
Interest expense	1,747	718	820
Other income, net	(477)	(677)	(710)

Earnings from continuing operations
before income taxes	16,865	11,503	5,076
Income tax expense	5,995	4,532	1,757

Net earnings from continuing operations	10,870	6,971	3,319

Discontinued operations:
Loss from discontinued operations, (less
applicable income tax benefit of ($0, $70 and $519, respectively)	---	(114)	(859)
Gain (loss) on disposal of discontinued operations of $0, $20 and $2,222 (less applicable income tax expense of $0,
$8 and $2,434, respectively)	---	12	(212)

Net earnings	$10,870	$6,869	$2,248

Basic net earnings per common share:
Net earnings from continuing operations	$0.72	$0.47	$0.22
Net loss from discontinued operations	---	(0.01)	(0.07)

Basic net earnings	$0.72	$0.46	$0.15

Average common shares outstanding	15,013	14,981	14,977

Diluted net earnings per share:
Net earnings from continuing operations	$0.68	$0.45	$0.22
Net loss from discontinued operations	---	(0.01)	(0.07)

Diluted net earnings	$0.68	$0.44	$0.15

Average diluted common shares outstanding	15,883	15,552	15,101

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (Amounts In Thousands -- Except Share Amounts)

	July 3, 2005	June 27, 2004

ASSETS
Current assets:
Cash and cash equivalents	$820	$793
Accounts and other receivables, net	23,371	22,335
Inventories	41,342	40,202
Prepaid expenses	974	854
Deferred tax assets, net	1,387	818

Total current assets	67,894	65,002

Property, plant and equipment, net	18,849	18,910
Intangible assets, net	3,388	3,881
Goodwill, net	24,292	24,471
Other assets, net	5,514	5,694

Total assets	$119,937	$117,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,650	$7,050
Current maturities of long-term debt	4,661	4,415
Trade accounts payable	10,026	12,305
Accrued employee compensation	9,511	8,466
Other accrued liabilities	2,609	2,567
Cash advances	11,445	8,864

Total current liabilities	39,902	43,667

Long-term advances from customers for purchase of materials	3,854	5,370
Deferred tax liabilities, net	746	67
Long-term debt	21,605	26,270

Stockholders' equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at July 3, 2005 and June 27, 2004, respectively, including shares in treasury	158	158
Additional paid-in capital	13,722	13,462
Retained earnings	42,723	31,853
Accumulated other comprehensive income	---	157
Less cost of common stock in treasury shares of 723,345 at July 3, 2005 and 808,754 at June 27, 2004	(2,773)	(3,046)

Total stockholders' equity	53,830	42,584

Total liabilities and stockholders' equity	$119,937	$117,958

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts In Thousands)

	Year Ended

	July 3, 2005	June 27, 2004	June 29, 2003

Cash flows from operating activities:
Net earnings	$10,870	$6,869	$2,248
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	---	(20)	(2,222)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	---	8	2,434
Net loss from discontinued operations	---	114	859
Loss on disposal of property, plant and equipment	16	1	---
Depreciation and amortization	4,302	2,938	2,294
Other than temporary impairment of investment	415	---	---
Impairment of fixed assets	137	---	---
Realized gain on sale of investment	---	(224)	---
Deferred taxes	200	96	628
Other	---	(7)	48
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(1,036)	857	916
Inventories	(1,140)	(7,551)	(3,488)
Prepaid expenses	(120)	192	(419)
Trade accounts payable	(2,473)	1,340	1,298
Accrued liabilities	1,087	1,183	740
Advance payments	1,065	7,238	2,253

Net cash provided by continuing operations	13,323	13,034	7,589
Net cash provided (used) by discontinued operations	---	2	(361)

Net cash provided by operating activities	13,323	13,036	7,228

Cash flows from investing activities:
Acquisition of Pinnacle, LLC	---	(43,348)	---
Additions to property, plant and equipment	(3,166)	(2,743)	(2,579)
Proceeds from disposal of property and equipment	2	7	14
Additions to other assets and intangibles	(846)	(145)	(183)
Purchase of securities available-for-sale	---	(1,425)	---
Proceeds of from sale of investment	---	830	---
Proceeds from disposal of discontinued operations	---	225	5,300

Net cash provided (used) by investing activities	(4,010)	(46,599)	2,918

Cash flows from financing activities:
Borrowings on revolving credit facility	55,000	20,100	2,923
Payments of revolving credit facility	(60,400)	(13,050)	(5,506)
Repayment of subordinated debt	---	---	(5,621)
Additions to long-term debt	---	25,000	20
Repayments of long-term senior debt	(4,419)	(1,403)	(281)
Issuance of stock	551	737	293
Purchase of treasury stock	(76)	(1,058)	(477)
Additional capital contribution by shareholder	58	---	---

Net cash provided (used) by financing activities	(9,286)	30,326	(8,649)

Net increase (decrease) in cash and cash equivalents	27	(3,237)	1,497
Cash and cash equivalents at beginning of year	793	4,030	2,533

Cash and cash equivalents at end of period	$820	$793	$4,030

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts In Thousands -- Except Share Amounts)
	Common Stock					Treasury Stock
			Additional Paid-in Capital
				Retained Earnings	Accumulated Other

	Shares	Par Value			Comprehensive Income (Loss)	Shares	Cost

Balance at June 30, 2002	15,773,253	$158	$13,515	$22,736	$(131)	(779,143)	$(2,594)

Net earnings	---	---	---	2,248	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	131	---	---

Issued for the Employee Stock Purchase Plan	---	---	(21)	---	---	87,640	289

Purchase of common stock to treasury	---	---	---	---	---	(163,400)	(477)

Exercise of stock options	---	---	(8)	---	---	10,000	33

Balance at June 29, 2003	15,773,253	$158	$13,486	$24,984	$ ---	(844,903)	$(2,749)

Net earnings	---	---	---	6,869	---	---	---

Change in fair value of interest rate hedge	---	---	---	---	157	---	---

Issued for the Employee Stock Purchase Plan	---	---	67	---	---	57,337	194

Purchase of common stock to treasury	---	---	---	---	---	(189,743)	(1,058)

Exercise of stock options	---	---	(91)	---	---	168,555	567

Balance at June 27, 2004	15,773,253	$158	$13,462	$31,853	$157	(808,754)	$(3,046)

Net earnings	---	---	---	$10,870	---	---	---

Change in fair value of securities available for sale	---	---	---	---	(157)	---	---

Issued for the Employee Stock Purchase Plan	---	---	174	---	---	27,469	104

Investment of stock to Directors	---	---	55	---	---	5,055	19

Purchase of common stock to treasury	---	---	---	---	---	(6,315)	(76)

Additional capital contribution from shareholder	---	---	58	---	---	---	---

Exercise of stock options	---	---	(27)	---	---	59,200	226

Balance at July 3, 2005	15,773,253	$158	$13,722	$42,723	$ ---	(723,345)	$(2,773)

See accompanying notes to consolidated financial statements.

For the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003 total comprehensive income was $10.7 million, $7.0 million and $2.4 million, respectively.

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

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30. Fiscal year 2005 consisted of 53 weeks compared with 52 weeks in fiscal years 2004 and 2003.

Reclassifications of Prior Year Amounts
Certain prior period amounts have been reclassified to conform to the current year's presentation.

Segment Reporting Policy
The Company reports its operations as one segment.

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer. When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers which is usually upon shipment. On a very limited number of contracts, at a customers' request, the Company will recognize revenue when ownership passes. As of July 3, 2005 and June 27, 2004, the Company has recognized revenue under these arrangements of $2.0 million and $0.5 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

Management's estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss in the period the loss becomes evident.

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

Work in process consists of actual production costs, including factory overhead and tooling costs, reduced by costs attributable to units for which sales have been recognized. Such costs under contracts are determined by the average cost method based on the estimated average cost of all units expected to be produced under the contract. Inventories relating to long-term contracts are classified as current assets although a portion of these amounts is not expected to be realized within one year.

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

The Company has considered amounts outstanding under the term loan, and the Industrial Revenue Bonds, and the Interest Rate Cap Agreement and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of July 3, 2005.

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

Cash Advances
The Company receives cash advances from customers under certain contracts. Cash advances are usually liquidated over the period of product deliveries.

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

The Company also offers an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes an expense for the 15% discount.

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

(dollars in thousands, except per-share amounts)

Fiscal Year Ended

	July 3,	June 27,	June 29,
	2005	2004	2003

Net earnings, as reported	$10,870	$6,869	$2,248
Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	124	---	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(1,021)	(295)	(114)

Pro forma net earnings	9,973	6,574	2,134

Net earnings per share:
Basic -- as reported	$0.72	$0.46	$0.15
Basic -- pro forma	0.66	0.44	0.14

Diluted -- as reported	$0.68	$0.44	$0.15
Diluted -- pro forma	0.63	0.42	0.14

The fair market value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 2005: risk-free interest rate of 3.8%; expected dividend yield of 0%; expected life of six years, and expected volatility of 66.5%.

The risk-free interest rate was 3.3% for fiscal years 2004 and 2003. The expected volatility was 49% and 48% for fiscal years 2004 and 2003, respectively, and the expected life of stock options for fiscal 2004 and fiscal 2003 was six years.

All options outstanding at July 3, 2005 were dilutive and included in computation of diluted earnings per share. Options to purchase 59,275 shares (at a per-share price of $5.97 to $7.24) and 270,000 shares (at a per-share price of $3.03 to $7.24) were outstanding during the twelve months ended June 27, 2004, and June 29, 2003, respectively, and were not included in the respective computations of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options expire in various periods through 2011.

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

During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt this Standard in the first quarter of fiscal 2006. The Company has determined that the impact of the adoption of SFAS No. 123R will reduce fiscal year 2006 net earnings by approximately $395,000.
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

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle's net tangible and intangible assets and liabilities based upon their fair value as of the date of the acquisition. The purchase price allocation is as follows:

(dollars in thousands)

At July 3, 2005

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

(dollars in thousands, except per-share amounts)

	Twelve Months Ended

	July 3,	June 27,
	2005	2004
	actual	pro forma

Net sales	$182,294	$156,339
Net earnings	10,870	8,054

Basic earnings per share	$0.72	$0.54
Diluted earnings per share	0.68	0.52

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

The GETS Global Signaling sale was valued at approximately $6.8 million, including $5.3 million in cash and GETS Global Signaling's assumption of approximately $1.5 million in certain liabilities. The $5.3 million of cash included $795,000 held in an escrow account against any claims GETS Global Signaling has for breaches of representations and warranties. Two-thirds of the escrow was released on July 3, 2005. The Company expects the remaining escrowed balance to be released in November 2005. The Company recognized a pretax gain of $2.2 million and a book tax expense of $(2.4 million), netting to a loss of $212,000.

(dollars in thousands)

	Fiscal Year Ended

	July 3,			June 27,	June 29,
	2005		2004		2003

Railroad ScadaNET Network business	$	---	$	---	$777
Other ScadaNET Network business		---		38	431

Net sales on discontinued operations	$	---		$38	$1,208

Railroad ScadaNET Network business	$	---	$	---	$(4)
Other ScadaNET Network business	---		(114)		(855)

Loss on discontinued operations, net of tax	$	---		$(114)	$(859)

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Fiscal Year Ended

	July 3,	June 27,	June 29,
	2005	2004	2003

Gross sales	$182,863	$133,084	$104,443
Less sales discounts	569	1,574	1,542

Net sales	$182,294	$131,510	$102,901

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.

Customer Information

Customers accounting for more than 10% of net sales for the years ended July 3, 2005, June 27, 2004 and June 29, 2003 were as follows:

Customer	2005	2004	2003

1	11%	17%	15%
2	11	10	14
3	10	9	12

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	July 3,	June 27,
	2005	2004

Billed shipments, net of progress payments	$23,352	$22,376
Less allowance for doubtful accounts	326	369

Trade receivables, net	23,026	22,007
Other current receivables	345	328

	$23,371	$22,335

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date. Such payments are recognized as revenue when the completed units are shipped.

Allowance for Doubtful Accounts
This account represents amounts that may be uncollectible in future periods.
		Additions/
	Balance	(Recoveries)		Balance
	Beginning	Charged to		End of
Year	of Period	Expense	Deductions	Period

2003	$114	$26	$40	$100
2004	100	296	27	369
2005	369	(38)	5	326

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	July 3,	June 27,
	2005	2004

Raw materials	$29,324	$28,453
Work in progress	12,018	11,749

	$41,342	$40,202

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, expense for obsolete or slow moving inventory charged to income before income taxes was $1.0 million, $0.8 million and $0.6 million, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

			Estimated
	July 3,	June 27,	useful life
	2005	2004	in years

Land	$2,458	$2,458	---
Building and improvements	8,847	8,899	5-33
Leasehold improvements	3,160	3,155	2-10
Machinery and equipment	19,853	18,565	2-12
Furniture and fixtures	1,911	2,577	5-20
Computer equipment	3,492	3,002	3
Construction in progress	537	388	---

	40,258	39,044
Less accumulated depreciation	21,409	20,134

	$18,849	$18,910

Depreciation expense was $3.2 million, $2.4 million and $2.1 million for the fiscal years ended July 3, 2005. June 27, 2004 and June 29, 2003, respectively.
7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:
(dollars in thousands)

	July 3,	June 27,
	2005	2004

Software	$2,722	$2,207
Less accumulated amortization	2,192	1,877

Net software	530	330
Customer list	3,400	3,400
Less accumulated amortization	785	207

Net customer list	2,615	3,193

Other, net	243	358

	$3,388	$3,881

Intangibles are amortized over a three- to six-year period. Amortization expense was $1.1 million, $0.5 million and $0.3 million for the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.

The Company anticipates that amortization expense will approximate $1.3 million for fiscal years 2006 and 2007, $1.2 million for fiscal year 2008, $1.0 million for fiscal year 2009, and $0.8 million for fiscal year 2010.
8.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	July 3,	June 27,
	2005	2004

Goodwill	$24,492	$24,671
Less accumulated amortization	200	200

	$24,292	$24,471

Changes in the carrying amount of goodwill for the period ended June 27, 2004 are as follows:
(dollars in thousands)

Balance at June 27, 2004	$24,471
Pinnacle acquisition purchase price adjustments	(179)

Balance at July 3, 2005	$24,292

The purchase price adjustments relate to the reevaluation of trade accounts receivable acquired as part of the Pittsburgh acquisition.
9.	OTHER ASSETS

Other assets is summarized as follows:

(dollars in thousands)
	July 3,	June 27,
	2005	2004

Cash value of life insurance	$3,934	$3,576
Deposits, licenses and other, net	688	235
Securities held for sale	504	1,166
Restricted cash	---	265
Deferred financing costs, net	239	240
Other	149	212

	$5,514	$5,694

Restricted cash refers to cash in an escrow account which is related to the sale of the railroad industry portion of the Company's ScadaNET Network™ remote equipment monitoring businesses to GE Transportation Systems Global Signaling, LLC. See Note 2, "Discontinued Operations."

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable. At that time, Norwood Abbey Ltd. was a newly formed Australian company. These shares and options were valued at $100,000. Norwood Abbey was listed on the Australian Stock Exchange in August 2000. Options to acquire 2.4 million shares expired, unexercised, due to the market price. During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70, totaling $1.4 million. During the year ended June 27, 2004, 850,000 shares were sold, resulting in a pre-tax gain of $225,000. The remaining 1.8 million shares are held as available-for-sale securities. In the fiscal year 2005, the Company evaluated the fair value of the investment and took a write-down for an other-than-temporary impairment. As a result, a pretax loss of $415,000 was booked in other expenses for the fiscal year. On July 3, 2005, the remaining 1.8 million shares are reported at fair value of $504,000.

At June 27, 2004, the shares were reported at fair value of $1.2 million, with the unrealized after-tax gain of $157,000, reported as accumulated other comprehensive income in stockholders' equity.

The Company entered into a senior loan agreement on February 17, 2004. See Note 10. The Company incurred $264,000 of financing costs that have been deferred and will be amortized over a period beginning May 2004 and ending February 2009. At July 3, 2005, the unamortized amount was $239,000.

10.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)
	July 3,	June 27,
	2005	2004

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$1,650	$7,050
Interest rate at year-end	6.25%	4.20%
Average amount of short-term borrowings
outstanding during period	$7,922	$2,150
Average interest rate for fiscal year	4.48%	3.73%
Maximum short-term borrowings at any month-end	$11,650	$7,050

Senior long-term debt:
Senior lender:
Term loan	$20,000	$24,000
Mortgage loan	5,738	5,995
Other	528	690

Total senior long-term debt	26,266	30,685
Less current maturities	4,661	4,415

Long-term debt, less current maturities	$21,605	$26,270

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for the interest in fiscal years 2005, 2004 and 2003 were $1.6 million, $0.6 million and $0.8 million, respectively.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:
*

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 3, 2005, outstanding loans under the revolving credit facility were $1.7 million. Letters of credit outstanding were $1.4 million and $16.9 million was available. This credit facility matures on February 17, 2009.

*

A $25.0 million term loan amortizing at a quarterly rate of $1.0 million, beginning May 2004, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007. Final maturity is February 2009. As of July 3, 2005, the outstanding balance was $20.0 million.

*

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank. This Agreement caps the Company's exposure to LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

*

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended July 3, 2005, the average rate was approximately 4.82%. For the year ended July 3, 2005, the average rate was approximately 4.45%.

*	Both loans are secured by substantially all the assets of the Company other than real estate.

*

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in relation to debt, EBITDA in relation to fixed charges, and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of July 3, 2005.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company's headquarters building in St. Louis, Missouri. The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009. The balance at July 3, 2005 was $5.7 million. Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended July 3, 2005, the average rate was approximately 3.8%. For the year ended July 3, 2005, the average rate was approximately 3.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million. The debt is payable over 10 years with an interest rate of 5.28%. This funding was used to expand the Berryville, Arkansas, facility. The outstanding balance at July 3, 2005 was $519,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2006	$4,661
2007	5,668
2008	6,424
2009	4,798
2010	4,715

Total	$26,266

11.	RELATED PARTY TRANSACTIONS

During the quarter ended January 2, 2005, a shareholder, holding more than 10% of the Company's outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements. Proceeds from this sale did not effect the Company's consolidated statement of income.
12.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2020. The real property leases require the Company to pay maintenance, insurance and real estate taxes.

Rental expense under operating leases is as follows:
(dollars in thousands)

	Fiscal Year Ended

	July 3,	June 27,	June 29,
	2005	2004	2003

Initial term of more than one year	$2,098	$1,754	$1,791
Short-term rentals	89	288	345

	$2,187	$2,042	$2,136

At July 3, 2005, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(dollars in thousands)

Fiscal Year

2006	$1,585
2007	936
2008	573
2009	437
2010	431
Thereafter	3,214

The $3.2 million thereafter relates to obligations under long-term facility leases in Huntsville, Arkansas and Houston, Texas.
13.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution. During 2005, 2004 and 2003, Company matching contributions were $428,000, $365,000 and $358,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan. There were no such contributions for 2005, 2004 and 2003.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan. This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%. To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance. The increase in the cash value of the life insurance policies exceeded the premiums paid by $73,000, $78,000 and $115,000 in fiscal years 2005, 2004 and 2003, respectively. The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.3 million at July 3, 2005, compared with $1.3 million, at June 27, 2004. The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $3.2 million at July 3, 2005 versus $2.6 million at June 27, 2004.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. In fiscal 2005, 27,469 shares were purchased in the amount of $278,000, for which the Company recognized expense of approximately $113,000. In fiscal 2004, 57,337 shares were purchased in the amount of $261,000, of which the Company recognized expense of approximately $75,000. In fiscal 2003, 87,640 shares were purchased in the amount of $268,500, for which the Company recognized expense of approximately $36,000.
14.	OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

	Fiscal Year Ended

	July 3,	June 27,	June 29,
	2005	2004	2003

Interest income	$10	$37	$71
Property rental income	1,039	1,025	937
Property rental expense	(640)	(566)	(592)
Other, net	68	181	294

	$477	$677	$710

In fiscal 1998, the Company purchased its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties. Rental income represents rent receipts from these third parties.

In fiscal 2005, Other, net includes a $415,000 other than temporary impairment of the Company's investment in Norwood Abbey (see Note 9), offset by a $385,000 gain on a lease termination fee and $56,000 receipt of a death benefit under a life insurance benefit program. In fiscal 2004, Other, net includes income of $225,000 relating to the sale of a portion of the Company's investment in Norwood Abbey. In fiscal 2003, Other, net includes income of $436,000, representing a receipt of a death benefit under a split-dollar insurance benefit program.

15.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

(dollars in thousands)

	July 3,	June 27,	June 29,
	2005	2004	2003

Current:
U.S. Federal	$4,889	$3,618	$1,391
State and Local	902	817	265

Total	$5,791	$4,435	$1,656

Deferred:
U.S. Federal	$185	$79	$92
State and Local	19	18	9

Total	$204	$97	$101

Discontinued operations:
U.S. Federal	$ ---	$(66)	$(434)
State and Local	---	(4)	(85)

Total	$ ---	$(70)	$(519)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as a result of the following:

(dollars in thousands)

	July 3,	June 27,	June 29,
	2005	2004	2003

Computed "expected" tax expense	$5,903	$3,908	$1,726
Increase (reduction) in income taxes resulting from:
Federal tax credit - current year	(81)	(72)	(76)
Tax exposure adjustment	(245)	---	---
State and local tax	599	551	163
Other	(181)	145	(56)

Total	$5,995	$4,532	$1,757

The Company regularly reviews its potential tax liabilities for tax years subject to audit. Based on reviews during 2004, the Company determined that adjustments to tax expense were necessary. The net reduction of approximately $245,000 is a tax exposure adjustment.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law phases out the EIE benefit, phases in a new deduction on U.S. manufacturing income, and allows the repatriation of undistributed foreign earnings at a reduced rate in 2005 subject to certain limitations. Due to the fact that the Company's fiscal and tax year began June 28, 2004, the new law does not impact the Company's fiscal year 2005 provision materially. The only impact on the Company's provision was a slight reduction in the EIE benefit earned in the last six months of the year. The Company has no foreign earnings to repatriate and the new manufacturing deductions do not become effective for the Company until fiscal year 2006.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(dollars in thousands)
	July 3,	June 27,
	2005	2004

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory reserves	$653	$444
Deferred compensation	1,300	1,043
Loss reserves on long-term contracts	248	---
Accrued vacation	361	235
Other than temporary impairment of asset - held for sale	160	---
Other	177	89

Total gross deferred tax assets	$2,899	$1,811

Deferred tax liabilities:
Goodwill and intangibles, due to Pinnacle acquisition	$(652)	$(86)
Property, plant and equipment, principally due to
differences in depreciation methods	(1,524)	(971)
Other	(81)	(3)

Total gross deferred tax liabilities	$(2,257)	$(1,060)

Net deferred tax assets	$642	$751

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized. The net deferred tax assets reflect management's belief that it is more likely than not that the results of future operation will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $5.9 million for fiscal 2005, $3.4 million for fiscal 2004 and $1.8 million for fiscal 2003.
16.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	July 3,	June 27,	June 29,
	2005	2004	2003

Net earnings from continuing operations	$10,870	$6,971	$3,319
Net loss from discontinued operations	---	(114)	(859)
Gain (loss) on disposal, net of tax	---	12	(212)

Net earnings	$10,870	$6,869	$2,248

Basic net earnings per share:
Net earnings from continuing operations	$0.72	$0.47	$0.22
Net loss from discontinued operations	---	(0.01)	(0.06)
Gain (loss) on disposal, net of tax	---	---	(0.01)

Basic net earnings	$0.72	$0.46	$0.15

Diluted earnings per share:
Net earnings from continuing operations	$0.68	$0.45	$0.22
Net loss from discontinued operations	---	(0.01)	(0.06)
Gain (loss) on disposal, net of tax	---	---	(0.01)

Diluted net earnings per share	$0.68	$0.44	$0.15

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	July 3,	June 27,	June 29,
	2005	2004	2003

Average common shares outstanding -- basic	15,013	14,981	14,977
Dilutive options	870	571	124

Adjusted average common shares
outstanding -- diluted	15,883	15,552	15,101

17.	STOCK OPTION PLANS

The Company has three stock option plans for key management personnel. Under the 1993 Incentive Stock Option Plan, the Company was authorized to grant options for up to 300,000 shares of common stock. The 1995 Incentive Stock Option Plan authorized 400,000 shares to be granted. The 1999 Non-Qualified Stock Option Plan authorized 1,520,000 shares to be granted.

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at June 30, 2002	1,532,863	$2.94	565,010	$3.41

Canceled	(35,513)	4.48	---	---
Granted	75,513	3.61	---	---	$1.51
Exercised	(10,000)	2.50	---	---

Outstanding at June 29, 2003	1,562,863	2.94	791,840	3.05

Canceled	(72,477)	3.11	---	---
Granted	322,000	3.56	---	---	$1.80
Exercised	(168,555)	2.80	---	---

Outstanding at June 27, 2004	1,643,831	3.06	913,196	3.00

Canceled	(20,957)	2.50	---	---
Granted	316,902	8.54	---	---	$5.33
Exercised	(59,200)	2.51	---	---

Outstanding at July 3, 2005	1,880,576	$3.96	1,100,226	$2.92

The following table summarizes information about stock options outstanding:

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Number Outstanding at July 3, 2005	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable at July 3, 2005	Weighted Average Exercise Price

$2.50 - $3.76	1,469,636	5.7	$2.83	1,006,188	$2.61
$3.77 - $5.96	47,263	1.8	5.62	47,263	5.62
$5.97 - $8.54	363,677	8.1	8.31	46,775	6.72

$2.50 - $8.54	1,880,576	6.0	$3.96	1,100,226	2.92

All stock options are granted at prices not less than fair market value of the common stock at the grant date. The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans.
18.	LITIGATION AND CONTINGENICIES

In March 2004, the Company received notice from the Library of Congress ("LOC") that seeks financial restitution in the amount of $1.8 million stemming from the Company's production of audiocassette machines during the period 1992 through 1996. The LOC claims the machines are defective. The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. These issues are now in litigation in the Court of Federal Claims. The Company intends to vigorously defend its position. Discovery period is to commence in September 2005 and trial will likely be scheduled for 2007.

After consultation with legal counsel, it is management's belief that the LOC claim against the Company will not prevail.
19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per-share amounts)

	October 3,	January 2,	April 3,	July 3,
FY2005	2004	2005	2005	2005

Net sales	$43,634	$48,718	$44,837	$45,105

Cost of sales	33,594	38,176	34,706	34,704
Selling and administrative expense	5,858	5,812	5,972	5,337
Interest expense	514	405	426	402
Other (income) expense, net	(89)	(113)	(228)	(47)

Net earnings before income taxes	3,757	4,438	3,961	4,709
Income tax expense	1,454	1,717	954	1,870

Net earnings	$2,303	$2,721	$3,007	$2,839

Basic net earnings per share:
Basic net earnings	$0.15	$0.18	$0.20	$0.19

Average common shares outstanding	14,975	15,006	15,026	15,048

Diluted earnings per share:
Diluted net earnings	$0.15	$0.17	$0.19	$0.18

Average diluted common shares outstanding	15,664	15,816	15,938	16,061

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(continued)
	September 28,	December 28,	March 28,	June 27,
FY2004	2003	2003	2004	2004

Net sales	$29,743	$29,070	$31,787	$40,910

Cost of sales	22,899	22,568	24,437	31,234
Selling and administrative expense	4,698	4,352	4,442	5,336
Interest expense	50	50	192	427
Other (income) expense, net	(116)	(176)	(228)	(158)

Net earnings before income taxes	2,212	2,276	2,944	4,071
Income tax expense	841	872	1,249	1,570
Net earnings from continuing operations	1,371	1,404	1,695	2,501

Discontinued operations:
Loss from discontinued operations	(114)	---	---	---
Disposal of discontinued operations	12	---	---	---

Net earnings	$1,269	$1,404	$1,695	$2,501

Basic net earnings per share:
Net earnings from continuing operations	$0.09	$0.09	$0.11	$0.17
Net earnings from discontinued operations	(0.01)	---	---	---

Basic net earnings	$0.08	$0.09	$0.11	$0.17

Average common shares outstanding	14,949	15,026	14,985	14,965

Diluted earnings per share:
Net earnings from continuing operations	$0.09	$0.09	$0.11	$0.16
Net earnings from discontinued operations	(0.01)	---	---	---

Diluted net earnings	$0.08	$0.09	$0.11	$0.16

Average diluted common shares outstanding	15,328	15,581	15,556	15,660

Pinnacle Electronics LLC was acquired during the quarter ended March 28, 2004. See Note 2.

LaBarge, Inc.
SELECTED FINANCIAL DATA
(Dollars In Thousands-Except Per-Share Amounts)

	Year Ended

	July 3,	June 27,	June 29,	June 30,	July 1,
	2005	2004	2003	2002	2001

Net sales	$182,294	$131,510	$102,901	$117,190	$116,655
Pretax earnings from
continuing operations	16,865	11,503	5,076	6,687	7,880
Net earnings from
continuing operations	10,870	6,971	3,319	4,361	5,000

Discontinued operations:
Loss from operations,
net of taxes	---	(114)	(859)	(431)	(1,172)
Gain (loss) on disposal,
net of taxes	---	12	(212)	---	---

Net earnings	$10,870	$6,869	$2,248	$3,390	$3,828

Basic earning (loss) per share:
Net earnings from
continuing operations	$0.72	$0.47	$0.22	$0.29	$0.34
Net loss from
discontinued operations	---	(0.01)	(0.07)	(0.03)	(0.08)

Basic net earnings	$0.72	$0.46	$0.15	$0.26	$0.26

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.68	$0.45	$0.22	$0.28	$0.34
Net earnings (loss) from
discontinued operations	---	(0.01)	(0.07)	(0.02)	(0.08)

Diluted net earnings	$0.68	$0.44	$0.15	$0.26	$0.26

Total assets	$119,937	$117,958	$67,162	$68,206	$67,538
Long-term debt	21,605	26,270	6,669	7,047	13,121

Certain events occurring during the above reporting periods involving acquisitions, divestitures, joint ventures, and deferred tax valuation adjustments affect the comparability of financial data presented on a year-to-year basis. No cash dividends have been paid during the aforementioned periods.

The Company's interest in the Network Technologies Group was reported as a discontinued operation (see Note 2). Accordingly, the operating results of Network Technologies Group for fiscal years 2001, 2002, 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle Electronics, LLC in fiscal year 2004. See Note 2 to the financial statements.

Stock Price and Cash Dividends: LaBarge, Inc.'s Common Stock is listed on the American Stock Exchange, under the trading symbol of LB. As of August 31, 2005, there were approximately 2,360 holders of record of LaBarge, Inc.'s Common Stock. The following table indicates the quarterly high and low closing prices for the stock for the fiscal years 2005 and 2004, as reported by the American Stock Exchange.

2004-2005	High	Low
July - September	$ 8.99	$ 6.80
October - December	13.25	7.95
January - March	13.37	10.26
April - June	18.24	12.29

2003-2004	High	Low
July - September	$5.20	$3.48
October - December	6.39	4.79
January - March	7.23	5.05
April - June	9.23	6.85

The Company has paid no cash dividends on its common stock. The Company currently anticipates that is will retain any future earnings for the development operation and expansion of its business and for possible acquisitions.

LaBarge, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
       This report contains forward-looking statements that relate to future events or our future financial performance. We have attempted to identify these statements by terminology including "believe," "anticipate," "plan," "expect," "estimate," "intend," "seek," "goal," "may," "will," "should," "can," "continue," or the negative of these terms or other comparable terminology. These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources. These statements may be found in the sections of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Legal Proceedings." Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

Results of Operations - Fiscal 2005 - 2004 - 2003

Net Sales
(dollars in thousands)

		Fiscal Year Ended

	Change
	2005 vs. 2004	2005	2004	2003

Net sales	39%	$182,294	$131,510	$102,901

The primary contributors to the increase in sales in fiscal year 2005 were: (i) a full year of the results from the Pittsburgh operation, which generated $53.0 million in sales versus $17.6 million in 2004; and, (ii) shipments to defense customers which generated sales of $81.2 million versus $62.6 million in 2004 and $50.1 million in 2003. Fiscal year 2005 results included 53 weeks of sales compared with 52 weeks in fiscal years 2004 and 2003. This contributed approximately $3.4 million in additional sales. During the current year, LaBarge provided cables and electronic assemblies for a variety of defense applications including aircraft, radar systems and shipboard programs. In addition, shipments of capital equipment to natural resources customers including downhole tools and industrial mining equipment represented $35.1 million of sales versus $18.6 million in 2004 and $16.9 million in 2003. Sales to government systems customers, primarily postal automation equipment and airport security equipment, declined in fiscal 2005 to $7.6 million from $13.4 million in 2004 and $17.4 million in 2003.

Sales to the Company's 10 largest customers represented 72% of total revenue in fiscal 2005 versus 73% in fiscal 2004 and 73% in fiscal 2003. The Company's top three customers for fiscal 2005 and the portion of total sales they represented were as follows: Owens-Illinois, Inc., 11%; Northrop Grumman Corporation, 11%; and Schlumberger Ltd., 10%.

The backlog for the Company at July 3, 2005 was $164.9 million, compared with $156.9 million at June 27, 2004, an increase of 5%. The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company's core competencies and the application of those competencies to the outsourcing needs of targeted large customers in a variety of industries. Approximately $32.4 million of the backlog at fiscal 2005 year end is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $41.0 million at fiscal year end 2004. Approximately one third of consolidated sales is booked and shipped within the same fiscal year. The balance of the year's sales is shipped from the prior year's ending backlog.

Continued strength in the defense, natural resource and industrial markets, plus the Company's record backlog at July 3, 2005, contribute to the Company's expectation for higher sales in fiscal 2006.

Gross Profit
(dollars in thousands)

		Fiscal Year Ended

	Change
	2005 vs. 2004	2005	2004	2003

Gross profit	$10,742	$41,114	$30,372	$20,848
Gross margin	(0.5)%	22.6%	23.1%	20.3%

The gross profit margin for fiscal 2005 showed a slight decline from 2004, but remains within our recent historical range. The Company bids each new contract at a unique margin determined by its estimate of expected costs and competitive factors. As a result, the Company expects that margins will fluctuate. The Company's total gross margin generally runs in a range of approximately 20-23%. It is our expectation that range will continue in the near future. The Company defines gross profit as net sales less cost of sales.

Selling and Administrative Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2005 vs. 2004	2005	2004	2003

Selling and administrative expenses	$4,151	$22,979	$18,828	$15,662
Percent of sales	(1.7)%	12.6%	14.3%	15.2%

Selling and administrative expense increased in fiscal 2005 primarily as a result of the inclusion of the Pittsburgh operation for a full year ($2.0 million), higher professional fees due to Sarbanes-Oxley compliance, ($0.5 million), higher compensation costs due to higher headcount and wage inflation ($1.0 million), and higher accrued compensation costs due to improved performance in fiscal year 2005 ($0.3 million). As a percent of sales, selling and administrative expenses declined due to leverage on certain fixed expenses.

Fiscal year 2004 selling and administrative expense increased over fiscal year 2003 primarily due to the addition of the Pittsburgh acquisition which accounted for $1.0 million and the $1.5 million in higher accrued compensation costs due to improved performance in fiscal 2004.

Interest Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2004 vs. 2003	2005	2004	2003

Interest expense	$1,029	$1,747	$718	$820

Interest expense increased in fiscal 2005 from prior years due to higher average debt levels, resulting from the February 2004 acquisition of Pinnacle Electronics.

Interest expense decreased in fiscal 2004 from prior year due to lower average debt levels. Fiscal year 2004 was significantly impacted by the repayment of $5.6 million 7.5% subordinated notes during fiscal 2003 and the borrowing of approximately $30 million to fund the acquisition of Pinnacle in February 2004.

Pretax Earnings from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2005 vs. 2004	2005	2004	2003

Pretax earnings	$5,362	$16,865	$11,503	$5,076

Comparing fiscal 2005 with fiscal 2004, the 47% increase in pretax earnings from continuing operations is attributable to a $10.7 million increase in gross profit, on a 39% increase in net sales, offset by increased selling and administrative expenses and interest of $4.2 million and $1.0 million, respectively.

Comparing fiscal 2004 with fiscal 2003, the more than doubling of pretax earnings from continuing operations is attributable to: i) a $9.5 million increase in gross profit on a 27.8% increase in net sales, and ii) a $100,000 decline in interest expense, offset by iii) a $3.1 million increase in selling and administrative expenses.

Tax Expense from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2005 vs. 2004	2005	2004	2003

Tax expense from continuing operations	$1,463	$5,995	$4,532	$1,757

The effective income tax rate for fiscal 2005 was 36%, compared with 39% and 35% in fiscal years 2004 and 2003, respectively. The Pittsburgh operation had the effect of raising our effective tax rates in fiscal 2005 and 2004 due to the 10% maximum statutory rates in Pennsylvania. In addition, lower rates in fiscal 2003 were the result of receipt of $436,000 of non-taxable death benefit under a split-dollar insurance benefit program.

Part of the decrease in the tax rate in fiscal year 2005 reflects the recognition of certain research and experimentation tax credits ($245,000) previously reserved.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Fiscal Year Ended

	2005		2004	2003

Loss from discontinued operations,
(less applicable income tax benefit of $0, $70 and $519, respectively)	$	---	$(114)	$(859)

Income on disposal of discontinued
operations of $0, $20 and $2,222 (less applicable income tax expense
of $0, $8 and $2,434)	$	---	$12	$(212)

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003 and the sale of the railroad industry portion of the ScadaNET Network businesses in November 2002. See Note 2, "Discontinued Operations."

Net Earnings and Earnings Per Share
(dollars in thousands, except per-share data)

	Fiscal Year Ended

	2005	2004	2003

Net earnings	$10,870	$6,869	$2,248

Basic net earnings per share:
Net earnings from continuing operations	0.72	0.47	0.22
Loss from discontinued operations	---	(0.01)	(0.07)

Basic net earnings	$0.72	$0.46	$0.15

Diluted earnings per share:
Net earnings from continuing operations	$0.68	$0.45	$0.22
Gain (loss) from discontinued operations	---	(0.01)	(0.07)

Diluted net earnings	$0.68	$0.44	$0.15

Fiscal year 2005 included 53 weeks of operations compared with 52 weeks in fiscal years 2004 and 2003. This contributed approximately $0.02 and $0.01 to basic and diluted earnings per share, respectively.

Financial Condition and Liquidity

The following shows LaBarge's equity and total debt positions:

Stockholders' Equity and Debt
(dollars in thousands)

	Fiscal Year Ended

	2004	2004

Stockholders' equity	$53,830	$42,584
Debt	27,916	37,735

The Company's continuing operations provided $13.5 million of cash in fiscal 2005 compared with $13.0 million in fiscal 2004. Net changes in advance payments from customers contributed $1.3 million and $7.2 million to cash flow from continuing operations in fiscal 2005 and 2004, respectively. Days sales outstanding declined in fiscal 2005 to 50 days from 51 days in 2004. Inventory turned 3.2 times in fiscal 2005 versus 3.2 times in fiscal 2004. The Company expects modest improvements in both these measures to increase cash flow from operations in the coming fiscal year.

Investing activities, primarily capital expenditures, used $4.1 million in fiscal 2005. Currently, our total debt-to-equity ratio is .53 to 1 versus .89 to 1 at the end of fiscal 2004.

Overall, management believes our availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company's business for the next two fiscal years.

The following shows LaBarge's contractual obligations as of July 3, 2005:

(dollars in thousands)
	Payment Due by Period

Contractual Obligations		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

Long-term debt	$26,266	$4,661	$12,092	$9,514	$ ---
Operating lease obligations	7,176	1,585	1,509	868	3,214

Total	$33,469	$6,246	$13,628	$10,382	$3,214

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer. When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers which is usually upon shipment. On a very limited number of contracts, at a customers' request, the Company will recognize revenue when ownership passes. As of July 3, 2005 and June 27, 2004, the Company has recognized revenue under these arrangements of $2.0 million and $0.5 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

Management's estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss on the period the loss becomes evident.

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved, in addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary. Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends, and market conditions. If actual demand or market conditions are less favorable than those projected by management additional inventory write-downs may be required. For the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, expense for obsolete or slow moving inventory charged to income before income taxes was $1.0 million, $0.8 million and $0.6 million, respectively.

Goodwill and Intangible Assets
The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the fourth quarter of 2005, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

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

During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt this Standard in the first quarter of fiscal 2006. The Company has determined that the impact of the adoption of SFAS No. 123R will reduce fiscal year 2006 net earnings by approximately $395,000.