Form 10-Q
period 2005-10-02
LABARGE INC
filed 2005-11-10
CIK 57139

3: Form 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005	Commission file number: 1-5761

LaBarge, Inc.

(Exact Name of Registrant as specified in its charter)

DELAWARE	73-0574586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9900 Clayton Road, St. Louis, Missouri	63124

(Address or Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[X].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 2, 2005: 15,123,553 shares of common stock.

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

LaBarge, Inc.

FORM 10-Q

For the Quarter Ended October 2, 2005

Table of Contents

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6.	Exhibits

Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

Three Months Ended

	October 2, 2005	October 3, 2004

Net sales	$39,639	$43,634
Cost and expenses:
Cost of sales	30,141	33,594
Selling and administrative expense	5,625	5,858
Interest expense	404	514
Other income, net	(33)	(89)

Earnings from continuing operations before income taxes	3,502	3,757
Income tax expense	1,471	1,454

Net earnings	$2,031	$2,303

Basic net earnings per common share:
Basic net earnings	$0.13	$0.15

Average common shares outstanding	15,084	14,975

Diluted net earnings per share:
Diluted net earnings	$0.13	$0.15

Average diluted common shares outstanding	16,069	15,664

  See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	October 2, 2005	July 3, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,979	$820
Accounts and other receivables, net	20,906	23,371
Inventories	45,329	41,342
Prepaid expenses	1,085	974
Deferred tax assets, net	1,321	1,387

Total current assets	70,620	67,894

Property, plant and equipment, net	19,627	18,849
Intangible assets, net	3,155	3,388
Goodwill, net	24,292	24,292
Other assets, net	5,677	5,514

Total assets	$123,371	$119,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,500	$1,650
Current maturities of long-term debt	4,967	4,661
Trade accounts payable	12,596	10,026
Accrued employee compensation	7,225	9,511
Other accrued liabilities	3,451	2,609
Cash advances	10,378	11,445

Total current liabilities	42,117	39,902

Long-term advances from customer for purchase of materials	3,567	3,854
Deferred tax liabilities, net	584	746
Long-term debt	20,503	21,605

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at October 2, 2005 and at July 3, 2005, including shares in treasury	158	158
Additional paid-in capital	14,120	13,722
Retained earnings	44,754	42,723
Accumulated other comprehensive income	124	---
Less cost of common stock in treasury, shares of 649,700 at October 2, 2005 and 723,345 at July 3, 2005	(2,556)	(2,773)

Total stockholders’ equity	56,600	53,830

Total liabilities and stockholders’ equity	$123,371	$119,937

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Thousands)

	Three Months Ended

	October 2, 2005	October 3, 2004

Cash flows from operating activities:
Net earnings	$2,031	$2,303
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,075	1,065
Stock-based compensation	475	9
Realized gain on sale of investment	(5)	---
Deferred taxes	(169)	(9)
Other	---	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	2,484	1,555
Inventories	(3,987)	(5,284)
Prepaid expenses	(111)	(188)
Trade accounts payable	2,382	(412)
Accrued liabilities	(1,371)	(273)
Advance payments	(1,354)	(1,598)

Net cash (used) provided by operating activities	1,450	(2,833)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,078)	(695)
Proceeds from disposal of property and equipment	62	---
Additions to other assets and intangibles	(92)	(147)

Net cash (used) by investing activities	(1,108)	(842)

Cash flows from financing activities:
Borrowings on revolving credit facility	12,525	19,075
Payments of revolving credit facility	(10,675)	(14,725)
Repayments of long-term senior debt	(1,100)	(1,127)
Issuance of stock	163	128
Purchase of treasury stock	(96)	---

Net cash provided by financing activities	817	3,351

Net increase (decrease) in cash and cash equivalents	1,159	(324)
Cash and cash equivalents at beginning of year	820	793

Cash and cash equivalents at end of period	$1,979	$469

Non-cash transactions:
Increase in capital lease obligations	$304	$	---

See accompanying notes to consolidated financial statements.
LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENT -- BASIS OF PRESENTATION

The consolidated balance sheet at October 2, 2005, the related consolidated statements of income for the three months ended October 2, 2005 and October 3, 2004, and the consolidated statements of cash flows for the three months ended October 2, 2005 and October 3, 2004, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Stock-Based Compensation
As of October 2, 2005, the Company had established a number of share incentive programs, which are discussed in more detail in Note 11.  Prior to fiscal 2006, the Company applied the intrinsic value-based method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations, in accounting for stock options and share units granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Effective July 4, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS No. 123R”) “Share-based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended October 2, 2005, this new treatment has had no impact as the only options exercised were incentive stock options, which did not generate any excess tax benefits for the Company.

Total stock-based compensation expense in the first fiscal quarter of 2006 was $475,000 ($298,000 after tax), or $0.02 for both basic and diluted earnings per share. Included in this expense is $244,000 ($153,000 after tax), or $0.01 for both basic and diluted earnings per share, attributable to the Company’s adoption of SFAS 123R. As of October 2, 2005, the total unrecognized compensation expense related to nonvested stock awards including stock options and performance units (PUs) was $1.2 million and the related weighted average period over which it is expected to be recognized is approximately 1.4 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three months ended October 2, 2005 and October 3, 2004:

(dollars in thousands, except per-share amounts)

Three Months Ended

October 2,		October 3,
2005		2004
		(pro forma)

Net earnings as reported	$2,031	$2,303
Add: Stock-based employee compensation
expense included in reported net income, net of related tax effects	298	6
Deduct: Total stock-based employee compensation
expense determined under fair value-based
method for all awards, net of related tax effects	(298)	(162)

Pro forma net earnings	$2,031	$2,147

Net earnings per share:
Basic--as reported	$0.13	$0.15
Basic--pro forma	0.13	0.14

Diluted--as reported	$0.13	$0.15
Diluted--pro forma	0.13	0.14

No new stock options were issued in the quarter ended October 2, 2005. On January 11, 2005, the Company awarded performance units to certain key executives tied to fiscal year 2006 financial performance. Compensation expense related to this award was recognized in the first fiscal quarter but no shares are included in the dilutive shares, as the performance condition had not been met at October 2, 2005.

The fair value of stock options granted in the quarter ended October 3, 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2005: risk-free interest rate of 3.8%; expected dividend yield of 0%; expected life of six years; and expected volatility of 66.5%.

All stock options outstanding at October 2, 2005 were dilutive and included in the computation of diluted earnings per share. Options to purchase 316,902 shares (at a per-share price of $8.54) were outstanding during the three months ended October 3, 2004, and were not included in the respective computations of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  These options expire in various periods through 2011.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended

	October 2,	October 3,
	2005	2004

Gross sales	$39,907	$43,802
Less sales discounts	268	168

Net sales	$39,639	$43,634

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

For the three months ended October 2, 2005, the Company’s three largest customers, and the percentage of revenues each contributed, were Owens-Illinois, Inc., 12%; Schlumberger, 11%; and Lockheed Martin Corp., 8%.  For the three months ended October 3, 2004, the Company’s three largest customers, and the percentage of revenues each contributed, were Owens-Illinois, Inc., 11%; Schlumberger Ltd., 10%; and Lockheed Martin Corp., 9%.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Billed shipments, net of progress payments	$20,490	$23,352
Less allowance for doubtful accounts	254	326

Trade receivables, net	20,236	23,026
Other current receivables	670	345

	$20,906	$23,371

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At October 2, 2005, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $2.4 million, 12%; $1.8 million, 9%; and $1.8 million, 9%. This compares with $3.0 million, 15%; $2.8 million, 13% and $2.5 million, 12% at July 3, 2005.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Raw materials	$31,873	$29,324
Work in progress	13,456	12,018

	$45,329	$41,342

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the three months ended October 2, 2005 and October 3, 2004, expense for obsolescence charged to income before taxes was $116,000 and $80,000, respectively.
5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Software	$2,735	$2,722
Less accumulated amortization	2,266	2,192

Net software	469	530

Customer list	3,400	3,400
Less accumulated amortization	926	785

Net customer list	2,474	2,615

Other, net	212	243

Total intangible assets, net	$3,155	$3,388

Intangibles are amortized over a three- to six-year period.  Amortization expense was $283,000 and $258,000 for the three months ended October 2, 2005 and October 3, 2004, respectively.

The Company anticipates that amortization expense will approximate $1.3 million for fiscal years 2006 and 2007, $1.2 million for fiscal year 2008, $1.0 million for fiscal year 2009, and $0.8 million for fiscal year 2010.

6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at October 2, 2005 and July 3, 2005.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Cash value of life insurance	$4,105	$3,934
Deposits, licenses and other, net	528	688
Securities held for sale	687	504
Deferred financing costs, net	223	239
Other	134	149

	$5,677	$5,514

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable.  At that time, Norwood Abbey Ltd. was a newly formed Australian company.  These shares and options were valued at $100,000.  Norwood Abbey was listed on the Australian Stock Exchange in August 2000.  Options to acquire 2.4 million shares expired, unexercised, due to the market price.  During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70 U.S. dollars, totaling $1.4 million U.S. dollars.  During the twelve months ended June 27, 2004, 850,000 shares were sold, resulting in a pretax gain of $225,000. During the 12 months ended July 3, 2005, no additional shares were sold, but an other-than-temporary impairment of $415,000 was recorded.  The remaining shares were valued at $0.28, totaling $504,000. During the quarter ended October 2, 2005, 50,000 shares were sold, resulting in a pretax gain of $5,000.  The remaining 1.7 million shares are held as available-for-sale securities and reported at fair value of $687,000, with the unrealized gain of $124,000, net of tax, reported as accumulated other comprehensive income in stockholders’ equity.

The Company entered into a senior loan agreement on February 17, 2004.  See Note 9.  The Company incurred $329,000 of financing costs that were deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At October 2, 2005, the unamortized amount was $223,000.

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$3,500	$1,650
Interest rate at quarter-end	5.00%	6.25%
Average amount of short-term borrowings
outstanding during period	$461	$7,922
Average interest rate for fiscal quarter	6.00%	4.48%
Maximum short-term borrowings at
any month-end	$3,500	$11,650

Senior long-term debt:
Senior lender:
Term loan	$19,000	$20,000
Mortgage loan	5,674	5,738
Other	796	528

Total senior long-term debt	25,470	26,266
Less current maturities	4,967	4,661

Long-term debt, less current maturities	$20,503	$21,605

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

•

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 2, 2005, outstanding loans under the revolving credit facility were $3.5 million.  Letters of credit outstanding were $1.6 million, and $14.9 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 2, 2005, the amount outstanding was $19.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended October 2, 2005, the average rate was approximately 5.37%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 2, 2005 was $5.7 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 2, 2005, the average rate was approximately 4.08%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at October 2, 2005 was $484,000.

Capital Lease Obligations:

In September 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $304,000. The lease is for five years with an interest rate of 6.11%. The obligation outstanding at October 2, 2005 was $304,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$3,601
2008	………………………………………………………	5,725
2009	………………………………………………………	6,483
2010	………………………………………………………	4,862
2011	………………………………………………………	4,782
Thereafter	………………………………………………………	17

Total	………………………………………………………	$25,470

9.	CASH FLOWS

Total cash payments for interest for the three months ended October 2, 2005 and October 3, 2004 amounted to $363,000 and $442,000, respectively.  Net cash payments for federal and state income taxes were $745,000 and $455,000 for the three months ended October 2, 2005 and October 3, 2004, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except per-share amounts)

	October 2,	October 3,
	2005	2004

Net earnings	$2,031	$2,303

Basic net earnings per share	$0.13	$0.15

Diluted net earnings per share	$0.13	$0.15

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and awards by using the trmasury stock method.

(share amounts in thousands)

	Three Months Ended

	October 2,	October 3,
	2005	2004

Average common shares outstanding -- basic	15,084	14,975
Dilutive options	985	689

Adjusted average common shares outstanding -- diluted	16,069	15,664

All stock options outstanding at October 2, 2005 were dilutive for the quarter. The Company has awarded performance units to certain key executives tied to the Company’s fiscal year 2006 financial performance. The compensation expense related to this award was recognized in the first fiscal quarter, but no shares are included in the dilutive shares, as the performance condition has not been met at October 2, 2005. Options to purchase 316,902 shares (at a per-share price of $8.54) were outstanding during the three months ended October 3, 2004.  These option amounts were not included in respective computations of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  These options expire in various periods through 2011.

11.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of 850,000 shares to be granted in the form of stock-based awards to certain key employees and non-employee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at October 2, 2005 include stock options, restricted stock and Performance Units (“PUs”).

Also, the Company has an Employee Stock Purchase Plan (“ESPP”) that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company has always recognized as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock and PUs, and shares sold under the ESPP. Compensation expense attributable to net stock-based compensation in the three months ended October 2, 2005 was $475,000 ($298,000 after tax), or $0.02 for both basic and diluted earnings per share. As of October 2, 2005, the total unrecognized compensation cost related to nonvested stock awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

A summary of the Company’s stock option programs as of October 2, 2005 and changes during the three-month period then ended, is presented below:

(share amounts in thousands)

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at July 3, 2005	1,880,576	$3.96
Granted at fair value	---	---
Exercised	(19,750)	3.87
Expired	---	---
Forfeited	(3,750)	8.54

Outstanding at October 2, 2005	1,857,076	3.95	$16.6	5.8

Exercisable at October 2, 2005	1,604,258	3.59	$14.9	5.5

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended October 2, 2005 and October 3, 2004 was $220,000 and $124,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three months ended October 2, 2005.

Performance Units

The Company made awards under the LTIP in January 2005. The Company’s LTIP provides for the issuance of PUs, which will be settled in stock subject to the achievement of the Company’s financial goals. Settlement will be made pursuant to a range of opportunities relative to net earnings. No settlement will occur for results below the minimum threshold and additional shares shall be issued if the performance exceeds the targeted goals. The compensation cost of PUs is subject to adjustment based upon the attainability of the target goals.

Upon achievement of the performance goals, restricted shares are awarded in the employee’s name but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled.

During the three months ended October 2, 2005, the Company issued 56,257 shares of restricted stock, subject to the two-year vesting condition, for attainment of fiscal 2005 goals. In addition, the Company began recording compensation expense for the attainment of the fiscal 2006 goals.

The Company recorded compensation expense of $218,000 ($147,000 after tax) related to the LTIP in the quarter ended October 2, 2005, compared with zero expense in the quarter ended October 3, 2004.

The weighted-average grant date fair value of the restricted stock granted for the three months ended October 2, 2005 was $18.00.

12.	LITIGATION AND CONTINGENCIES

In March 2004, the Company received notice from the Library of Congress (“LOC”) that the LOC seeks financial restitution in the amount of $1.8 million stemming from the Company’s production of audiocassette machines during the period 1992 through 1996. The LOC claims the machines are defective.  The Company advised the LOC that the machines were tested and certified by an independent laboratory, were manufactured to the requirements of the contract and the alleged failure could not be recreated under any usual and typical operating conditions. These issues are now in litigation in the Court of Federal Claims. The Company intends to vigorously defend its position. The discovery period commenced in September 2005, and trial will likely be scheduled for 2007.

After consultation with legal counsel, it is management’s belief that the LOC claim against the Company will not prevail.
LaBARGE, INC.
FORM 10-Q

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONTDITION AND RESULTS OF OPERATIONS

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

General
General Development of Business and Information about Business Activity
LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation that manufactures and designs high-performance electronics and interconnect systems for customers in diverse technology-driven markets.  The Company’s core competencies are to provide complete electronic systems solutions, including the manufacturing, engineering and design of interconnect systems, circuit card assemblies and high-level assemblies for its customers’ specialized applications.

The Company markets its services to customers who are looking for an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,050 people, including approximately 890 people (of which 36 are engineers) who provide support for production activities and approximately 160 people who provide administrative support.

Results of Operations - Three Months Ended October 2, 2005

Net Sales
(dollars in thousands)

		Three Months Ended

		October 2,	October 3,
	Change	2005	2004

Net sales	(9.2)%	$39,639	$43,634

Results for the quarter ended October 2, 2005 included 13 weeks of sales compared with 14 weeks of sales in the quarter ended October 3, 2004. This resulted in an approximately $3.0 million decline in sales.

The primary contributor to fiscal 2006 first-quarter revenues was shipments to defense customers which generated $16.4 million of sales versus $18.3 million in 2005. During the current year’s first quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $8.3 million of fiscal 2006 first-quarter revenues, compared with $8.3 million in the year-ago period.  Sales to industrial customers represented $7.2 million of fiscal 2006 first-quarter revenues, compared with $8.6 million in the year ago period.

Sales to the Company’s 10 largest customers represented 68% of total revenue in the first quarter of fiscal 2006 versus 69% for the same period of fiscal 2005.  The Company’s top three customers and the portion of total first-quarter sales they represented were as follows:  Owens-Illinois, Inc., 12%; Schlumberger Ltd., 11%, and Lockheed Martin Corp., 8%.

The backlog of unshipped orders at October 2, 2005 was $164.9 million, essentially unchanged when compared with  $164.9 million at July 3, 2005, and up from $149.5 million at October 3, 2004.  The growth in backlog is the result of a sales and marketing effort that focuses on needs of targeted large customers in a variety of industries. Approximately $31.3 million of the backlog at the quarter ended October 2, 2005 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $32.4 million at fiscal year end 2005.

Gross Profit
(dollars in thousands)

Three Months Ended

	Change		October 2, 2005	October 3, 2004

Gross profit Gross margin	$(542 1.0	) pts.	$9,498 24.0%	$10,040 23.0%

The Company’s gross profit margin percentage generally runs between a range of 20 to 23%, and gross margin for the three months ended October 2, 2005 was slightly above this range.  Gross profit margin in the quarter ended October 2, 2005 benefited from employee medical costs that were $0.4 million lower than those in the quarter ended October 3, 2004. This was due to recent favorable claims experience versus prior year claims. In addition, the first quarter of fiscal 2006 benefited from a one-time reduction of insurance expense of $0.2 million. This contributed 1.5 percentage points to margins in the first quarter of fiscal year 2006.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended

	Change		October 2, 2005	October 3, 2004

Selling and administrative expenses	$(233)		$5,625	$5,858
Percent of sales	0.8	pts.	14.2%	13.4%

Selling and administrative expenses decreased over prior periods primarily as a result of a reduction in variable compensation of $0.4 million, a reduction of professional services of $0.2 million, offset by an increased cost due to expensing stock options of $0.2 million and a $0.2 million increase in compensation costs due to wage inflation and headcount increase.

As a percent of sales, selling and administrative expenses increased on lower sales volume due to certain fixed costs.

Interest Expense
(dollars in thousands)

	Three Months Ended

	Change	October 2, 2005	October 3, 2004

Interest expense	$(110)	$404	$514

Interest expense decreased for the three months ended October 2, 2005.  The decrease reflects lower average debt levels.

Average interest rates during the period were 5.1%, compared with 4.2% in the comparable quarter.

Pretax Earnings from Continuing Operations
(dollars in thousands)

	Three Months Ended

	Change	October 2, 2005	October 3, 2004

Pretax earnings from continuing operations	$(255)	$3,502	$3,757

The decrease in pretax earnings for the quarter ended October 2, 2005, compared with the same period of fiscal 2005, is primarily attributable to lower gross profit of $0.5 million on a sales decrease of $4.0 million, offset by a decrease in selling and administrative expenses of $0.2 million and a $0.1 million decrease in interest expense.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended

	Change	October 2, 2005	October 3, 2005

Tax expense from continuing operations	$17	$1,471	$1,454

The income tax provision was 42%, due to additional Sub Part F income from the Company’s investment in its offshore captive insurance company. The effective income tax rate for the three-month period ended October 2, 2005, excluding the impact of the additional Sub Part F income was 37.5%, compared with 38.7% for the three-month period ended October 3, 2004.  The decrease in the effective tax rate is attributable to the new manufacturing tax credit in the American Jobs Creation Act of 2004.

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	October 2,	July 3,
	2005	2005

Stockholders’ equity	$56,600	$53,830
Debt	28,970	27,916

The Company’s continuing operations provided $1.5 million of net cash for the three months ended October 2, 2005.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

•

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 2, 2005, outstanding loans under the revolving credit facility were $3.5 million.  Letters of credit outstanding were $1.6 million, and $14.9 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 2, 2005, the amount outstanding was $19.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended October 2, 2005, the average rate was approximately 5.37%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges, and minimum net worth.  The Company is in compliance with its borrowing agreement covenants as of October 2, 2005.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 2, 2005 was $5.7 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 2, 2005, the average rate was approximately 4.08%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas facility.  The outstanding balance at October 2, 2005 was $484,000.

Capital Lease Obligations:

In September 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $304,000. The lease is for five years with an interest rate of 6.11%. The obligation outstanding at October 2, 2005 was $304,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$3,601
2008	………………………………………………………	5,725
2009	………………………………………………………	6,483
2010	………………………………………………………	4,862
2011	………………………………………………………	4,782
Thereafter	………………………………………………………	17

Total	………………………………………………………	$25,470

Overall, management believes the Company’s availability of funds going forward from cash generated from operations and available bank credit should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

At October 2, 2005, the total debt-to-equity ratio for the Company was .51 to 1, versus .53 to 1 at the end of fiscal 2005.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K.

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customers’ request, the Company will recognize revenue when ownership passes. As of October 2, 2005 and July 3, 2005, the Company has recognized revenue under these arrangements of $1.7 million and $2.0 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

Management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company.  Since some contracts extend over a long period of time, revisions in cost during the progress of work have the effect of adjusting current period earnings applicable to performance in prior periods.  When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss on the period the loss becomes evident.

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For both the quarters ended October 2, 2005 and October 3, 2004, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.1 million.

Goodwill and Intangible Assets
The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2005, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (SFAS No. 151).  SFAS No. 151 requires that costs such as idle facility expense, freight handling costs and wasted material be recognized as current period charges, regardless of whether they are abnormal.  SFAS No. 151 is effective for LaBarge for inventory costs incurred after July 4, 2005.  Adoption of this pronouncement did not have a material impact on the Company’s financial statements.

During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005.  The Company has adopted SFAS No. 123R in the first quarter of fiscal 2006.  The Company has determined that the impact of the adoption of SFAS No. 123R will reduce fiscal year 2006 net earnings by approximately $437,000.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three months ended October 2, 2005 and October 3, 2004 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of October 2, 2005, the Company had $29.0 million in total debt.  Industrial revenue bonds totaling $484,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $28.5 million is subject to fluctuation. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. The additional interest cost to the Company if interest rates increased 1% would be approximately $96,000 for one year.

ITEM 4.	Controls and Procedures

The Company’s Chief Executive Officer and President, and the Company’s Vice President, Chief Financial Officer and Secretary, have conducted an evaluation of the design and effectiveness the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls, procedures and systems are functioning effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During our first fiscal quarter, there were no significant changes in internal controls over financial reporting identified in connection with the evaluation that have materially affected or that are reasonably likely to materially affect these controls.

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 4 - August 3	---	---	---	---

August 4 - September 3	5,000	$12.37	5,000	995,000

September 4 - October 2	---	---	---	---

(1)  Shares repurchased under resolution of the Board of Directors dated August 24, 2005, authorizing repurchase of up to 1,000,000 shares. Authorization expires on August 24, 2006.

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a - 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a - 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date:  November 9, 2005

/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer
(Principal Financial Officer)