Form 10-Q
period 2006-01-01
LABARGE INC
filed 2006-02-03
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 1, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 1-5761

LaBarge, Inc.

(Exact name of registrant as specified in its charter.)

Delaware	73-0574586

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9900 Clayton Road, St. Louis, Missouri	63124

(Address of Principal Executive Offices)	(Zip Code)

(314) 997-0800

(Registrant’s Telephone Number, Including Area Code)

N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [   ]             Accelerated filer [X]             Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of January 1, 2006: 15,160,198 shares of common stock.

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

LaBarge, Inc.

FORM 10-Q

For the Quarter Period Ended January 1, 2006

Table of Contents

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 4.	Submission of Matter to a Vote of Security Holders
	Item 6.	Exhibits
Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Net sales	$48,147	$48,718	$87,786	$92,352

Costs and expenses:
Cost of sales	37,680	38,176	67,821	71,770
Selling and administrative expense	5,835	5,812	11,460	11,670
Interest expense	449	405	853	919
Other income, net	(114)	(113)	(146)	(202)

Earnings from continuing operations before income taxes	4,297	4,438	7,798	8,195
Income tax expense	1,634	1,717	3,105	3,171

Net earnings	$2,663	$2,721	$4,693	$5,024

Basic net earnings per common share:
Basic net earnings	$0.18	$0.18	$0.31	$0.34

Average common shares outstanding	15,149	15,006	15,116	14,990

Diluted net earnings per share:
Diluted net earnings	$0.17	$0.17	$0.29	$0.32

Average diluted common shares outstanding	16,056	15,816	16,065	15,733

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	January 1, 2006	July 3, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$435	$820
Accounts and other receivables, net	27,713	23,371
Inventories	47,619	41,342
Prepaid expenses	1,203	974
Deferred tax assets, net	1,452	1,387

Total current assets	78,422	67,894

Property, plant and equipment, net	20,068	18,849
Intangible assets, net	2,967	3,388
Goodwill, net	24,292	24,292
Other assets, net	5,680	5,514

Total assets	$131,429	$119,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,725	$1,650
Current maturities of long-term debt	5,283	4,661
Trade accounts payable	15,797	10,026
Accrued employee compensation	7,570	9,511
Other accrued liabilities	1,353	2,609
Cash advances	7,699	11,445

Total current liabilities	48,427	39,902

Long-term advances from customers for purchase of materials	3,382	3,854
Deferred tax liabilities, net	498	746
Long-term debt	19,424	21,605

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at January 1, 2006 and at July 3, 2005, including shares in treasury	158	158
Additional paid-in capital	14,474	13,722
Retained earnings	47,416	42,723
Accumulated other comprehensive income	62	---
Less cost of common stock in treasury, shares of 613,055 at January 1, 2006 and 723,345 at July 3, 2005	(2,412)	(2,773)

Total stockholders’ equity	59,698	53,830

Total liabilities and stockholders’ equity	$131,429	$119,937

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Thousands)

	Six Months Ended

	January 1, 2006	January 2, 2005

Cash flows from operating activities:
Net earnings	$4,693	$5,024
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,236	2,140
Stock-based compensation	846	21
Realized gain on sale of investment	(30)	---
Deferred taxes	(350)	98
Other	1	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(4,342)	(4,508)
Inventories	(6,277)	(3,030)
Prepaid expenses	(229)	64
Trade accounts payable	5,663	(1,173)
Accrued liabilities	(3,260)	(676)
Advance payments	(4,218)	2,943

Net cash (used) provided by operating activities	(5,267)	902

Cash flows from investing activities:
Additions to property, plant and equipment	(2,052)	(1,728)
Proceeds from disposal of property and equipment	62	---
Additions to other assets and intangibles	(399)	(132)
Proceeds from sale of Norwood Abbey stock	89	---

Net cash (used) by investing activities	(2,300)	(1,860)

Cash flows from financing activities:
Borrowings on revolving credit facility	30,975	35,600
Payments of revolving credit facility	(21,900)	(33,175)
Repayments of long-term senior debt	(2,223)	(2,212)
Additional capital contribution disqualifying
stock option	73	58
Issuance of stock	353	668
Purchase of treasury stock	(96)	(478)

Net cash provided by financing activities	7,182	461

Net increase (decrease) in cash and cash equivalents	(385)	(497)
Cash and cash equivalents at beginning of year	820	793

Cash and cash equivalents at end of period	$435	$296

Non-cash transactions:
Increase in capital lease obligations	$664	$	---

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheets at January 1, 2006, the related consolidated statements of income for the three and six months ended January 1, 2006 and January 2, 2005, and the consolidated statements of cash flows for the six months ended January 1, 2006 and January 2, 2005, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

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

Stock-Based Compensation
As of January 1, 2006, the Company had previously established a number of share incentive programs, which are discussed in more detail in Note 11.  Prior to fiscal 2006, the Company applied the intrinsic value-based method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, in accounting for stock options and share units granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective July 4, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. During the quarter ended January 1, 2006, the Company was notified that shares issued upon the exercise of incentive stock options (ISOs) were sold prior to being held by the employee for twelve months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs were vested prior to adoption of FAS 123R, the entire tax benefit of $73,000 was charged to additional paid in capital.

Total stock-based compensation in the second fiscal quarter of 2006 was $371,000 ($232,000 after tax), or $0.02 basic and $0.01 diluted earnings per share. For the six months ended January 1, 2006, total stock-based compensation was $846,000 ($529,000 after tax), or $0.04 basic and $0.03 diluted earnings per share.

Included in total stock-based compensation expense for the second fiscal quarter of 2006 is $128,000 ($80,000 after tax), or $0.01 basic and diluted earnings per share, attributable to the Company’s adoption of SFAS 123R. For the six months ended January 1, 2006, stock-based compensation attributable to the adoption of SFAS 123R was $373,000 ($233,000 after tax), or $0.02 basic and diluted earnings per share.

As of January 1, 2006, the total unrecognized compensation expense related to non-vested awards, including stock options and performance units, was $944,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the six months ended January 1, 2006 and January 2, 2005:

(dollars in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January1,	January 2,
	2006	2005	2006	2005

Net earnings, as reported	$2,663	$2,721	$4,693	$5,024
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	232	7	529	14
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	(232)	(163)	(529)	(325)

Pro forma net earnings	$2,663	$2,565	$4,693	$4,713

Net earnings per share:
Basic--as reported	$0.18	$0.18	$0.31	$0.34
Basic--pro forma	0.18	0.17	0.31	0.31

Diluted--as reported	$0.17	$0.17	$0.29	$0.32
Diluted--pro forma	0.17	0.16	0.29	0.30

No new stock options were issued in the three- and six-month periods ended January 1, 2006. On January 11, 2005, the Company awarded performance units tied to fiscal year 2006 financial performance to certain key executives. Compensation expense related to these awards was recognized in the second fiscal quarter, but no shares are included in the dilutive shares, as the performance condition had not been met at January 1, 2006.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8%; expected dividend yield of 0%; expected life of 6 years; and expected volatility of 66.5%.

All stock options outstanding at January 1, 2006 and January 2, 2005 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2011.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Gross sales	$48,407	$48,838	$88,314	$92,640
Less sales discounts	260	120	528	288

Net sales	$48,147	$48,718	$87,786	$92,352

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any period.

For the three months ended January 1, 2006, the Company’s three largest customers were Schlumberger Ltd., 12.4%; Northrop Grumman Corp., 10.8%; and Modular Mining Systems, 10.4%.  For the six months ended January 1, 2006, the Company’s three largest customers were Schlumberger, Ltd., 11.8%; Owens Illinois, 9.8%; and Northrop Grumman Corp., 9.1%.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Billed shipments, net of progress payments	$27,787	$23,352
Less allowance for doubtful accounts	212	326

Trade receivables, net	27,575	23,026
Other current receivables	138	345

	$27,713	$23,371

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At January 1, 2006, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $4.2 million, 15%; $3.6 million, 13%; and $2.7 million, 10%. This compares with $4.7 million, 20%; $2.9 million, 12%; and $2.4 million, 10% at July 3, 2005.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Raw materials	$34,589	$29,324
Work in progress	13,030	12,018

	$47,619	$41,342

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended January 1, 2006 and January 2, 2005, expense for obsolescence charged to income before taxes was $171,000 and $160,000, respectively.  For the six months ended January 1, 2006 and January 2, 2005, expense for obsolescence charged to income before taxes was $287,000 and $240,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Software	$2,861	$2,722
Less accumulated amortization	2,410	2,192

Net software	451	530

Customer list	3,400	3,400
Less accumulated amortization	1,068	785

Net customer list	2,332	2,615

Other, net	184	243

Total intangible assets, net	$2,967	$3,388

Intangibles are amortized over a three- to six-year period.  Amortization expense was $349,000 and $238,000 for the three months ended January 1, 2006 and January 2, 2005, respectively.

The Company anticipates that amortization expense will approximate $1.3 million for fiscal year 2007, $1.2 million for fiscal year 2008, $1.0 million for fiscal year 2009 and $0.8 million for fiscal year 2010.

6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at January 1, 2006 and July 3, 2005.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Cash value of life insurance	$4,196	$3,934
Deposits, licenses and other, net	615	688
Securities held for sale	544	504
Deferred financing costs, net	207	239
Other	118	149

	$5,680	$5,514

In December 1999, the Company received 640,008 shares and options to acquire 5.2 million shares of Norwood Abbey Ltd. in partial settlement of a note receivable.  At that time, Norwood Abbey Ltd. was a newly formed Australian company.  These shares and options were valued at $100,000.  Norwood Abbey was listed on the Australian Stock Exchange in August 2000.  Options to acquire 2.4 million shares expired, unexercised, due to the market price.  During the quarter ended December 28, 2003, the Company exercised options for 2.0 million shares at a per-share price of 1.00 Australian dollars, or $0.70 U.S. dollars, totaling $1.4 million U.S. dollars.  During the 12 months ended June 27, 2004, 850,000 shares were sold, resulting in a pretax gain of $225,000. During the 12 months ended July 3, 2005, no additional shares were sold, but an other-than-temporary impairment of $415,000 was recorded.  The remaining shares were valued at $0.28, totaling $504,000. During the quarter ended October 2, 2005, 50,000 shares were sold, resulting in a pretax gain of $5,000.  During the quarter ended January 1, 2006, 160,000 shares were sold, resulting in a pretax gain of $25,000. The remaining 1.6 million shares are held as available-for-sale securities and reported at fair value of $544,000, with an unrealized gain of $62,000, net of tax, reported as accumulated other comprehensive income in stockholders’ equity.

The Company entered into a senior loan agreement on February 17, 2004.  See Note 8.  The Company incurred $330,000 of financing costs that were deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At January 1, 2006, the unamortized amount was $206,000.
8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$10,725	$1,650
Interest rate at quarter-end	7.00%	6.25%
Average amount of short-term borrowings
outstanding during period	$6,161	$7,922
Average interest rate for fiscal quarter	6.20%	4.48%
Maximum short-term borrowings at
any month-end	$10,725	$11,650

Senior long-term debt:
Senior lender:
Term loan	$18,000	$20,000
Mortgage loan	5,611	5,738
Other	1,096	528

Total senior long-term debt	24,707	26,266
Less current maturities	5,283	4,661

Long-term debt, less current maturities	$19,424	$21,605

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

•

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 1, 2006, outstanding loans under the revolving credit facility were $10.7 million.  Letters of credit outstanding were $1.6 million, and $7.7 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of January 1, 2006, the amount outstanding was $18.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. For the three- and six-month periods ended January 1, 2006, interest expense was reduced by $7,000 as a result of this Cap Agreement.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended January 1, 2006, the average rate was approximately 5.5%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at January 1, 2006 was $5.6 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended January 1, 2006, the average rate was approximately 4.6%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at January 1, 2006 was $0.4 million.

Capital Lease Obligations:

In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.11%. The obligation outstanding at January 1, 2006 was $645,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2006	………………………………………………………	$2,515
2007	………………………………………………………	5,791
2008	………………………………………………………	6,553
2009	………………………………………………………	4,936
2010	………………………………………………………	4,861
Thereafter	………………………………………………………	51

Total	………………………………………………………	$24,707

9.	CASH FLOWS

Total cash payments for interest for the three months ended January 1, 2006 and January 2, 2005 amounted to $365,000 and $397,000, respectively.  Total cash payments for interest for the six months ended January 1, 2006 and January 2, 2005 amounted to $728,000 and $839,000, respectively.  Net cash payments for federal and state income taxes were $3.9 million and $4.6 million for the three and six months ended January 1, 2006, respectively, compared with net cash payments for federal and state income taxes of $2.6 million and $3.1 million for the three and six months ended January 2, 2005, respectively.
10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Net earnings	$2,663	$2,721	$4,693	$5,024

Basic net earnings per share	$0.18	$0.18	$0.31	$0.34

Diluted earnings per share	$0.17	$0.17	$0.29	$0.32

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)

Three Months Ended			Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Average common shares outstanding -- basic	15,149	15,006	15,116	14,990
Dilutive options	907	810	949	743

Adjusted average common shares outstanding -- diluted	16,056	15,816	16,065	15,733

All stock options outstanding at January 1, 2006 were dilutive for the three and six months ended on that date. These options expire in various periods through 2011. The Company has awarded certain key executives performance units tied to the Company’s fiscal year 2006 financial performance. The compensation expense related to these awards is recognized quarterly, but no shares are included in the dilutive shares, as the performance condition had not been met at January 1, 2006.

11.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and non-employee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at January 1, 2006 include stock options, restricted stock and performance units.

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

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock and performance units, and shares sold under the ESPP. Compensation expense attributable to net stock-based compensation in the three months ended January 1, 2006 was $371,000 ($232,000 after tax), or $0.02 for basic and $0.01 for diluted earnings per share. As of January 1, 2006, the total unrecognized compensation costs related to nonvested stock awards was $944,000 and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

A summary of the Company’s stock option programs as of January 1, 2006 and changes during the three-month period then ended is presented below:

(share amounts in thousands)

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at July 3, 2005	1,880,576	$3.96
Granted at fair value	---	---
Exercised	(19,750)	3.87
Expired	---	---
Forfeited	(3,750)	8.54

Outstanding at October 2, 2005	1,857,076	$3.95	$16.7	5.8

Granted at fair value	---	---
Exercised	(29,300)	3.91
Expired	---	---
Forfeited	---	---

Outstanding at January 1, 2006	1,827,776	3.95	$19.0	5.5

Exercisable at January 1, 2006	1,629,744	3.54	$17.6	5.2

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended January 1, 2006 and January 2, 2005 was $300,000 and $131,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three months ended January 1, 2006.

Performance Units

The Company made awards under the LTIP in January 2005. The Company’s LTIP provides for the issuance of performance units, which will be settled in stock subject to the achievement of the Company’s financial goals. Settlement will be made pursuant to a range of opportunities relative to net earnings. No settlement will occur for results below the minimum threshold and additional shares shall be issued if the performance exceeds the targeted goals. The compensation cost of performance units is subject to adjustment based upon the attainability of the target goals.

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

During the three and six months ended January 1, 2006, the Company issued 57,751 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2005 award. In addition, the Company began recording compensation expense for the awards granted for fiscal 2006.

The Company recorded compensation expense of $218,000 ($136,000 after tax) related to the LTIP in the quarter ended January 1, 2006, compared with no expense in the quarter ended January 2, 2005.

On October 3, 2005, a member of the Board of Directors was granted 1,500 shares of LaBarge common stock. The shares issued were in the form of restricted stock and vest in August 2007. The weighted-average grant date fair value of these restricted shares was $19,785. No other restricted stock was granted in the three months ended January 1, 2006.

12.	RELATED PARTY TRANSACTIONS

During the quarter ended January 2, 2005, a shareholder, holding more than 10% of the Company’s outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000.  The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements.  Proceeds from this sale did not effect the Company’s condensed consolidated statement of operations.

13.	LITIGATION AND CONTINGENCIES

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

LaBARGE, INC.
FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including the impact of increasing competition or deterioration of economic conditions in our markets; cutbacks in defense spending by the U.S. Government; loss of one or more large customers; our ability to replace completed and expired contracts on a timely basis; our ability to integrate recently acquired businesses; the outcome of litigation we may be party to; increases in the cost of raw materials, labor and other resources necessary to operate our business; the availability, amount, type and cost of financing and any changes to that financing; and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For a more complete discussion of these risk uncertainties, please refer to our most recent Annual Report on Form 10-K on file with the Securities and Exchange Commission and available in the  Investor Relation section of our Web site at www.labarge.com. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

The Company markets its services to customers who are looking for an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.   The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,090 people, including approximately 925 people (of which 32 are engineers) who provide support for production activities and approximately 165 people who provide administrative support.

Results of Operations - Three and Six Months Ended January 1, 2006

Net Sales
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Net sales	$48,147	$48,718	$87,786	$92,352

The largest contributor to fiscal 2006 second-quarter revenues was shipments to defense customers that generated $19.5 million of sales, versus $23.6 million in 2005. During the current year’s second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $11.9 million of fiscal 2006 second-quarter revenues, compared with $8.8 million in the year-ago period.  Sales to industrial customers represented $7.2 million of fiscal 2006 second-quarter revenues, compared with $8.8 million in the year-ago period.

For the six months ended January 1, 2006, shipments to defense customers contributed 40.9% of total sales, compared with 44.6% in the six months ended January 2, 2005.  Shipments to natural resources customers represented 23.0% of total revenues compared with 19.3% in the year-ago period.  Sales to industrial customers represented 16.5% of sales for the first six-months of fiscal 2006, compared with 19.0% in the first six months of fiscal 2005.

Sales to the Company’s 10 largest customers represented 71.3% of total revenue in the second quarter of fiscal 2006, compared with 73.0% for the same period of fiscal 2005.  The Company’s top three customers and the portion of total second-quarter sales they represented were as follows:  Schlumberger, Ltd., 12.4%; Northrop Grumman Corp., 10.8%; Modular Mining Systems; 10.4%.

The backlog of unshipped orders at January 1, 2006 was $179.0 million, compared with  $164.9 million at July 3, 2005, and $145.0 million at January 2, 2005.  The growth in backlog is the result of a sales and marketing effort that focuses on needs of targeted large customers in a variety of industries. Approximately $43.5 million of the backlog at January 1, 2006 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $32.4 million at fiscal year end 2005.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Gross profit	$10,467	$10,542	$19,965	$20,582
Gross margin	21.7%	21.6%	22.7%	22.3%

The Company’s gross profit margin percentage generally runs in a range of 20% to 23%, and gross margins for the three and six months ended January 1, 2006 were in this range.

Gross profit margin in the quarter ended January 1, 2006 benefited from employee medical costs that were $0.2 million lower than those in the quarter ended January 2, 2005. This was due to recent favorable claims experience versus the prior-year period.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Selling and administrative expenses	$5,835	$5,812	$11,460	$11,670
Percent of sales	12.1%	11.9%	13.1%	12.6%

Total selling and administrative expenses were virtually unchanged in the three months ended January 1, 2006 from the year-ago period.

For the six months ended January 1, 2006, selling and administrative expenses decreased versus the year-ago period primarily as the result of lower professional service fees.

For the three- and six-month periods ended January 1, 2006, included in selling and administrative expenses were $128,000 and $373,000, respectively, attributable to the adoption of SFAS 123R, “Share-Based Payment.”

Interest Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Interest expense	$449	$405	$853	$919

Interest expense increased in the quarter ended January 1, 2006, when compared with the year-ago period, due to higher average interest rates on lower levels of debt. Interest expense for the six months ended January 1, 2006, when compared with the year-ago period, declined on lower average debt levels, partially offset by an increase in average interest rates.

Average debt levels for the three- and six-month periods ended January 1, 2006 were $31.4 million and $29.6 million, respectively.

Average debt levels for the three- and six-month periods ended January 2, 2005 were $39.6 million and $39.8 million, respectively.

Average interest rates in the quarter ended January 1, 2006 were 5.24%, compared with 4.5% in the year-ago period. For the six months ended January 1, 2006, average interest rates were 5.18%, as compared to 3.99% in the year-ago period.

Pretax Earnings from Continuing Operations
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Pretax earnings from
continuing operations	$4,297	$4,438	$7,798	$8,195

The decrease in pretax earnings for the quarter ended January 1, 2006, compared with the same period of fiscal 2005, is primarily attributable to slightly lower gross profit of $75,000 on a sales decrease of $571,000, plus an increase in selling and administrative expenses of $23,000 and a $44,000 increase in interest expense.

The decrease in pretax earnings for the six months ended January 1, 2006, compared with the same period of fiscal 2005, is primarily attributable to lower gross profit of $617,000 on a sales decrease of $4,566,000, partially offset by decreases in selling and administrative expenses of $210,000 and lower interest expenses of $66,000.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended		Six Months Ended

	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005

Tax expense from
continuing operations	$1,634	$1,717	$3,105	$3,171

The effective income tax rate for the three- and six-month periods ended January 1, 2006 was 37.5%.  For the three- and six-month periods ended January 2, 2005, the effective income tax rate was 38.7%.

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	January 1,	July 3,
	2006	2005

Stockholders’ equity	$59,698	$53,830
Debt	35,432	27,916

The Company’s operations used $5.2 million of net cash for the six months ended January 1, 2006, primarily to purchase inventory required for planned shipments during the remainder of the fiscal year, and fund the increase in receivables driven by higher sales levels.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004.  The following is a summary of the agreement:

•

A revolving credit facility up to $20.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 1, 2006, outstanding loans under the revolving credit facility were $10.7 million.  Letters of credit outstanding were $1.6 million, and $7.7 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of January 1, 2006, the amount outstanding was $18.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. For the three- and six-month periods ended January 1, 2006, interest expense was reduced by $7,000 as a result of this Cap Agreement.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended January 1, 2006, the average rate was approximately 5.5%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at January 1, 2006 was $5.6 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended January 1, 2006, the average rate was approximately 4.6%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at January 1, 2006 was $0.4 million.

Capital Lease Obligations:

In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.11%. The obligation outstanding at January 1, 2006 was $645,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2006	………………………………………………………	$2,515
2007	………………………………………………………	5,791
2008	………………………………………………………	6,553
2009	………………………………………………………	4,936
2010	………………………………………………………	4,861
Thereafter	………………………………………………………	51

Total	………………………………………………………	$24,707

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customers’ request, the Company will recognize revenue when ownership passes. As of January 1, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $4.1 million and $2.0 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For both the quarters ended January 1, 2006 and January 2, 2005, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.2 million.

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

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”).  SFAS No. 151 requires that costs such as idle facility expense, freight handling costs and wasted material be recognized as current period charges, regardless of whether they are abnormal.  SFAS No. 151 was effective for LaBarge for inventory costs incurred after July 4, 2005.  Adoption of this pronouncement did not have a material impact on the Company’s financial statements.

During December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  Stock-based payments include stock option grants and certain transactions under other Company stock plans.  SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005.  The Company adopted SFAS No. 123R in the first quarter of fiscal 2006.  The Company has determined that the impact of the adoption of SFAS No. 123R will reduce fiscal year 2006 net earnings by approximately $393,000.

PART I

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three and six months ended January 1, 2006 and January 2, 2005 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of January 1, 2006, the Company had $35.4 million in total debt.  Industrial revenue bonds totaling $444,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $35.0 million is subject to fluctuation. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. The additional interest cost to the Company if interest rates increased 1% would be approximately $170,000 for one year.

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

PART II

ITEM 4.               Submission of Matter to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 16, 2005.

At the meeting, Messrs. Thomas A. Corcoran, Craig E. LaBarge and Jack E. Thomas, Jr. were elected as Class A Directors with terms expiring in 2008.  The votes with respect to each nominee and with respect to the other matter voted on by shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

Thomas A. Corcoran

	12,729,188	20,155

Craig E. LaBarge

	12,731,361	17,982

Jack E. Thomas, Jr.

	12,685,591	63,762

Proposal No. 2	FOR	AGAINST	ABSTAIN

Ratification of KPMG LLP as Independent Registered Public Accounting Firm

	12,666,482	72,287	10,573

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.
Date: February 3, 2006
By: /S/DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer