Form 10-Q
period 2006-04-02
LABARGE INC
filed 2006-05-04
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of May 3, 2006: 15,221,591 shares of common stock.

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended April 2, 2006

Table of Contents

Part I	Financial Information (Unaudited)

Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

Signatures

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Net sales	$47,273	$44,837	$135,059	$137,189

Costs and expenses:
Cost of sales	37,483	34,706	105,304	106,476
Selling and administrative expense	5,509	5,972	16,969	17,642
Interest expense	554	426	1,407	1,345
Other (income) other deductions, net	17	(228)	(129)	(430)

Earnings from continuing operations before income taxes	3,710	3,961	11,508	12,156
Income tax expense	1,405	954	4,510	4,125

Net earnings	$2,305	$3,007	$6,998	$8,031

Basic net earnings per common share:
Basic net earnings	$0.15	$0.20	$0.46	$0.54

Average common shares outstanding	15,187	15,026	15,140	15,002

Diluted net earnings per share:
Diluted net earnings	$0.14	$0.19	$0.44	$0.51

Average diluted common shares outstanding	16,125	15,938	16,086	15,803

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	April 2, 2006	July 3, 2005

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$715	$820
Accounts and other receivables, net	26,170	23,371
Inventories	54,742	41,342
Prepaid expenses	1,391	974
Deferred tax assets, net	1,493	1,387

Total current assets	84,511	67,894

Property, plant and equipment, net	20,230	18,849
Intangible assets, net	2,808	3,388
Goodwill, net	24,292	24,292
Other assets, net	5,431	5,514

Total assets	$137,272	$119,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,125	$1,650
Current maturities of long-term debt	5,537	4,661
Trade accounts payable	17,707	10,026
Accrued employee compensation	8,083	9,511
Other accrued liabilities	1,697	2,609
Cash advances	7,375	11,445

Total current liabilities	53,524	39,902

Long-term advances from customers for purchase of materials	2,884	3,854
Deferred tax liabilities, net	305	746
Long-term debt	18,038	21,605

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,254 issued at April 2, 2006 and July 3, 2005, including shares in treasury	158	158
Additional paid-in capital	14,898	13,722
Retained earnings	49,721	42,723
Less cost of common stock in treasury, shares of 556,659 at April 2, 2006 and 723,345 at July 3, 2005	(2,256)	(2,773)

Total stockholders’ equity	62,521	53,830

Total liabilities and stockholders’ equity	$137,272	$119,937

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Thousands)

	Nine Months Ended

	April 2, 2006	April 3, 2005

Cash flows from operating activities:
Net earnings	$6,998	$8,031
Adjustments to reconcile net cash provided by
operating activities:
Depreciation and amortization	3,388	3,395
Stock-based compensation	1,207	82
Realized gain on sale of investment	(30)	---
Other than temporary impairment	37	283
Deferred taxes	(524)	122
Other	2	10
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(2,799)	36
Inventories	(13,400)	(3,598)
Prepaid expenses	(417)	(147)
Trade accounts payable	7,600	(3,069)
Accrued liabilities	(2,532)	931
Advance payments	(5,040)	1,361

Net cash (used) provided by operating activities	(5,510)	7,437

Cash flows from investing activities:
Additions to property, plant and equipment	(3,095)	(2,677)
Proceeds from disposal of property and equipment	62	2
Additions to other assets and intangibles	(449)	(341)
Proceeds from sale of investment	89	---

Net cash (used) by investing activities	(3,393)	(3,016)

Cash flows from financing activities:
Borrowing on revolving credit facility	50,050	46,125
Payments of revolving credit facility	(38,575)	(47,750)
Repayments of long-term senior debt	(3,355)	(3,339)
Excess tax benefits from disqualifying stock options	184	---
Additional capital contribution by shareholder	---	58
Issuance of stock	682	413
Purchase of treasury stock	(188)	(76)

Net cash provided (used) by financing activities	8,798	(4,569)

Net decrease in cash and cash equivalents	(105)	(148)
Cash and cash equivalents at beginning of year	820	793

Cash and cash equivalents at end of period	$715	$645

Non-cash transactions:
Increase in capital lease obligations	$664	$	---

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at April 2, 2006, the related consolidated statements of income for the three and nine months ended April 2, 2006 and April 3, 2005, and the consolidated statements of cash flows for the three and nine months ended April 2, 2006 and April 3, 2005, have been prepared by LaBarge, Inc. (the “Company” or “LaBarge”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.  Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

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

Stock-Based Compensation
As of April 2, 2006, the Company had previously established a number of share incentive programs, which are discussed in more detail in Note 11.  Prior to fiscal 2006, the Company applied the intrinsic value-based method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, in accounting for stock options and share units granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options were equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective July 4, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) “Share-Based Payment” (“SFAS 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior-period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the nine months ended April 2, 2006, the Company was notified that shares issued upon the exercise of incentive stock options (ISOs) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs were vested prior to adoption of FAS 123R, the entire tax benefit of $184,000 was charged to additional paid-in capital.

Total stock-based compensation in the third fiscal quarter of 2006 was $362,000 ($226,000 after tax), or $0.01 basic and diluted earnings per share. For the nine months ended April 2, 2006, total stock-based compensation was $1.2 million ($755,000 after tax), or $0.05 basic and diluted earnings per share.

Included in total stock-based compensation expense for the third fiscal quarter of 2006 is $128,000 ($80,000 after tax), or $0.01 basic and diluted earnings per share, attributable to the Company’s adoption of SFAS 123R. For the nine months ended April 2, 2006, stock-based compensation attributable to the adoption of SFAS 123R was $501,000 ($313,000 after tax), or $0.02 basic and diluted earnings per share.

As of April 2, 2006, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $712,000 pretax and the period over which it is expected to be recognized is approximately one year.

The following table illustrates the effect on net income and earnings per share as if SFAS 123R had been applied to all outstanding awards for the three and nine months ended April 2, 2006 and April 3, 2005:

(dollars in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Net earnings, as reported	$2,305	$3,007	$6,998	$8,031
Add: Stock-based employee compensation
expense included in reported net income, net
of related tax effects	226	37	755	51
Deduct: Total stock-based employee
compensation expense determined under fair
value-based method for all awards, net of
related tax effects	(226)	(176)	(755)	(506)

Pro forma net earnings	$2,305	$2,868	$6,998	$7,576

Net earnings per share:
Basic--as reported	$0.15	$0.20	$0.46	$0.54
Basic--pro forma	0.15	0.19	0.46	0.50

Diluted--as reported	$0.14	$0.19	$0.44	$0.51
Diluted--pro forma	0.14	0.18	0.44	0.48

No new stock options were issued in the three- and nine-month periods ended April 2, 2006. On January 11, 2005, the Company awarded performance units tied to fiscal year 2006 financial performance to certain key executives. Compensation expense related to these awards was recognized in the third fiscal quarter of 2006, but no shares are included in the dilutive shares, as the performance condition had not been met at April 2, 2006.

The fair value of stock options granted in the nine-month period ended April 3, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8%; expected dividend yield of 0%; expected life of six years; and expected volatility of 66.5%.

All stock options outstanding at April 2, 2006 and April 3, 2005 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Gross sales	$47,758	$44,974	$136,072	$137,614
Less sales discounts	485	137	1,013	425

Net sales	$47,273	$44,837	$135,059	$137,189

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for export did not exceed 10% of total sales in any of the last three fiscal years.

For the three months ended April 2, 2006, the Company’s three largest customers were Owens-Illinois, Inc., 12.5% of total sales; Northrop Grumman Corp., 11.6%; and Schlumberger Ltd., 11.1%.  For the nine months ended April 2, 2006, the Company’s three largest customers were Schlumberger Ltd, 11.6%; Owens-Illinois, Inc., 10.8%; and Northrop Grumman, Corp., 10.0%.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Billed shipments, net of progress payments	$26,106	$23,352
Less allowance for doubtful accounts	176	326

Trade receivables, net	25,930	23,026
Other current receivables	240	345

	$26,170	$23,371

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At April 2, 2006, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $3.9 million, 14.6%; $2.9 million, 11.0%; and $2.2 million, 8.3%. This compares with $4.7 million, 20%; $2.9 million, 12%; and $2.4 million, 10% at July 3, 2005.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Raw materials	$37,362	$29,324
Work in progress	17,565	12,018
Less progress billings	(185)	---

	$54,742	$41,342

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended April 2, 2006 and April 3, 2005, expense for obsolescence charged to income before taxes was $324,000 and $236,000, respectively.  For the nine months ended April 2, 2006 and April 3, 2005, expense for obsolescence charged to income before taxes was $611,000 and $467,000, respectively.
5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Software	$2,958	$2,722
Less accumulated amortization	2,496	2,192

Net software	462	530

Customer list	3,400	3,400
Less accumulated amortization	1,210	785

Net customer list	2,190	2,615

Other, net	156	243

Total intangible assets, net	$2,808	$3,388

Intangibles are amortized over a three- to six-year period.  Amortization expense was $299,000 and $287,000 for the three months ended April 2, 2006 and April 3, 2005, respectively.  Amortization expense was $931,000 and $849,000 for the nine months ended April 2, 2006 and April 3, 2005, respectively.

The Company anticipates that amortization expense will approximate $1.2 million for fiscal year 2007, $1.1 million for fiscal year 2008, $1.1 million for fiscal year 2009 and $0.8 million for fiscal year 2010.

6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at April 2, 2006 and July 3, 2005.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Cash value of life insurance	$4,209	$3,934
Deposits, licenses and other, net	544	688
Securities held for sale	385	504
Deferred financing costs, net	190	239
Other	103	149

	$5,431	$5,514

The Company’s investment in securities held for sale of $385,000 at April 2, 2006, consists of 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable.

In the nine months ended April 2, 2006, the Company sold 210,000 shares at a pretax gain of $30,000.  In addition, an other-than-temporary write down of the remaining shares occurred in the quarter ended April 2, 2006, resulting in the recognition of $60,000 pre-tax expense ($37,000 after-tax).

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$13,125	$1,650
Interest rate at quarter-end	7.17%	6.25%
Average amount of short-term borrowings
outstanding during period	$10,778	$7,922
Average interest rate for fiscal quarter	6.60%	4.48%
Maximum short-term borrowings at
any month-end	$13,125	$11,650

Senior long-term debt:
Senior lender:
Term loan	$17,000	$20,000
Mortgage loan	5,546	5,738
Other	1,029	528

Total senior long-term debt	23,575	26,266
Less current maturities	5,537	4,661

Long-term debt, less current maturities	$18,038	$21,605

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 2, 2006, outstanding loans under the revolving credit facility were $13.1 million.  Letters of credit outstanding were $1.6 million, and $15.3 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 2, 2006, the amount outstanding was $17.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three- and nine-month periods ended April 2, 2006, interest expense was reduced by $25,000 and $32,000, respectively.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended April 2, 2006, the average rate was approximately 5.7%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at April 2, 2006 was $5.5 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 2, 2006, the average rate was approximately 5.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 2, 2006 was $0.4 million.

Capital Lease Obligations:

In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.20%. The obligation outstanding at April 2, 2006 was $616,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2006	………………………………………………………	$1,383
2007	………………………………………………………	5,791
2008	………………………………………………………	6,553
2009	………………………………………………………	4,936
2010	………………………………………………………	4,861
Thereafter	………………………………………………………	51

Total	………………………………………………………	$23,575

9.	CASH FLOWS

Total cash payments for interest for the three months ended April 2, 2006 and April 3, 2005 amounted to $0.5 million and $0.4 million, respectively.  Total cash payments for interest for the nine months ended April 2, 2006 and April 3, 2005 amounted to $1.3 million and $1.2 million, respectively. Net cash payments for federal and state income taxes for the three months ended April 2, 2006 and April 3, 2005 were $1.4 million and $2.6 million, respectively. Total cash payments for the federal and state income taxes for the nine months ended April 2, 2006 and April 3, 2005 were $6.1 million and $3.1 million, respectively.
10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Net earnings	$2,305	$3,007	$6,998	$8,031

Basic net earnings per share	$0.15	$0.20	$0.46	$0.54

Diluted earnings per share	$0.14	$0.19	$0.44	$0.51

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Average common shares outstanding -- basic	15,187	15,026	15,140	15,002
Dilutive options	938	912	946	801

Adjusted average common shares outstanding -- diluted	16,125	15,938	16,086	15,803

All stock options outstanding at April 2, 2006 and April 3, 2005 were dilutive for the three and nine months ended on those dates. These options expire in various periods through 2014. The Company has awarded certain key executives performance units tied to the Company’s fiscal year 2006 financial performance. The compensation expense related to these awards is recognized quarterly, but no shares are included in the dilutive shares, as the performance condition had not been met at April 2, 2006.

11.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at April 2, 2006 include stock options, restricted stock and performance units.

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

Total stock-based compensation in the third fiscal quarter of 2006 was $362,000 ($226,000 after tax), or $0.01 basic and diluted earnings per share. For the nine months ended April 2, 2006, total stock-based compensation was $1.2 million ($755,000 after tax), or $0.05 basic and diluted earnings per share.

A summary of the Company’s stock option programs as of April 2, 2006 and changes during the three- and nine-month periods then ended is presented below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at July 3, 2005	1,880,576	$3.96
Granted at fair value	---	---
Exercised	(49,050)	3.89
Expired	---	---
Forfeited	(3,750)	8.54

Outstanding at January 1, 2006	1,827,776	$3.95	$19.0	5.5

Granted at fair value	---	---
Exercised	(56,625)	4.25
Expired	---	---
Forfeited	---	---

Outstanding at April 2, 2006	1,771,151	$3.94	$19.5	5.4

Exercisable at April 2, 2006	1,573,119	$3.52	$18.0	5.1

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the nine months ended April 2, 2006 and April 3, 2005 was $1.2 million and $0.4 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three or nine months ended April 2, 2006.

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

During the three and nine months ended April 2, 2006, the Company issued 57,751 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2005 award. In addition, the Company recorded compensation expense for the awards granted for fiscal 2006.

The Company recorded compensation expense of $218,000 ($136,000 after tax) related to the LTIP in the quarter ended April 2, 2006, compared with $101,000 ($62,000 after-tax) in the quarter ended April 3, 2005. Compensation expense of $653,000 ($408,000 after tax) related to the LTIP was recorded in the nine months ended April 2, 2006, compared with $101,000 ($62,000 after tax) in the nine months ended April 3, 2005.
12.	RELATED PARTY TRANSACTIONS

During the quarter ended January 2, 2005, a shareholder, holding more than 10% of the Company’s outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales.  Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000.  The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements.  Proceeds from this sale did not affect the Company’s condensed consolidated statement of income.

13.	LITIGATION AND CONTINGENCIES

In March 2004, the Company received notice from the Library of Congress (“LOC”) that the LOC was seeking financial restitution in the amount of $1.8 million stemming from the Company’s production of audiocassette machines during the period 1992 through 1996. The LOC claimed the machines were defective.  The Company disputed the LOC’s position.

During the quarter ended April 2, 2006, in order to avoid future legal expenses, the Company paid $50,000 to settle all claims related to this issue, without an admission of liability.

In March 2005, the Company entered into a contract with Northrop Grumman Corporation to supply equipment used on mail sorting machines. The equipment to be manufactured and the services to be performed have undergone hundreds of design and component changes. The Company is attempting to negotiate a settlement of the claims arising from these changes. If this attempt is not successful, the Company will pursue all legal remedies available to it.

Through April 2, 2006, the Company has delivered units and services with a sales value of $7.4 million related to the Northrop Grumman contract. Included in the Company’s work-in-process balance at April 2, 2006 is approximately $1.0 million, which would not be recovered at the current contract price. The Company has additional backlog totaling $5.5 million due to be delivered in the next two quarters. Based on current cost estimates, the Company would have additional costs of $0.8 million that would not be recovered.

The Company has consulted with legal counsel and believes that it will recover these contract costs.
LaBARGE, INC.
FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including the impact of increasing competition or deterioration of economic conditions in our markets; cutbacks in defense spending by the U.S. Government; loss of one or more large customers; our ability to replace completed and expired contracts on a timely basis; our ability to integrate recently acquired businesses; the outcome of litigation we may be party to; increases in the cost of raw materials, labor and other resources necessary to operate our business; the availability, amount, type and cost of financing and any changes to that financing; and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. For a more complete discussion of these risks and uncertainties, please refer to our most recent Annual Report on Form 10-K which is on file with the Securities and Exchange Commission and available in the Investor Relations section of our Web site at www.labarge.com. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions.

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

The Company markets its services to customers who are looking for an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,150 people, including approximately 965 people (of which 40 are engineers) who provide support for production activities and approximately 185 people who provide administrative support.

Results of Operations - Three and Nine Months Ended April 2, 2006

Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Net sales	$47,273	$44,837	$135,059	$137,189

The largest contributor to fiscal 2006 third-quarter revenues was shipments to defense customers, representing $18.2 million of sales, versus $20.2 million in 2005.  During the current year’s third quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to industrial customers represented $8.9 million of fiscal 2006 third-quarter revenues, compared with $9.0 million in the year-ago period. Offsetting these decreases was an increase in shipments to government systems customers, which represented $5.4 million of fiscal 2006 third-quarter revenue, compared with $1.4 million in the year-ago period.  The increase is due to shipments on a large Northrop Grumman postal contract in fiscal year 2006.  Also, shipments to natural resource customers were $9.1 million in the third quarter of fiscal 2006, compared with $8.3 million in the year ago period.

For the nine months ended April 2, 2006, shipments to defense customers contributed $54.1 million of total sales, compared with $62.2 million in the nine months ended April 3, 2005. Sales to industrial customers represented $23.3 million of revenue for the first nine months of fiscal 2006, compared with $26.5 million in the first nine months of fiscal 2005. Offsetting these decreases were increases in shipments to natural resource customers, which represented $29.3 million in the nine months ended April 3, 2006, compared with $25.3 million in the year-ago period. Also, shipments to government systems customers increased to $11.3 million of fiscal 2006 third-quarter revenue, compared with $4.9 million in the year-ago period. This is primarily due to shipments on a large Northrop Grumman postal contract in fiscal year 2006.

Sales to the Company’s 10 largest customers represented 70% of total revenue in the third quarter of fiscal 2006, compared with 76% for the same period of fiscal 2005.  The Company’s top three customers and the portion of total third-quarter fiscal 2006 sales they represented were as follows:  Owens-Illinois, Inc., 13%; Northrop Grumman Corp., 12%; and Schlumberger, Ltd., 11%.

The backlog of unshipped orders at April 2, 2006 was $181.2 million, compared with $164.9 million at July 3, 2005 and $152.4 at April 3, 2005. The growth in backlog is the result of a sales and marketing effort that focuses on needs of targeted large customers in a variety of industries. Approximately $48.9 million of the backlog at the quarter ended April 2, 2006 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $32.4 million at fiscal year-end 2005.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Gross profit	$9,790	$10,131	$29,755	$30,713
Gross margin	20.7%	22.6%	22.0%	22.4%

The Company’s gross profit margin percentage generally runs in a range of 20% to 23%. Gross margins for the three and nine months ended April 2, 2006 were in this range.

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Selling and administrative expenses	$5,509	$5,972	$16,969	$17,642
Percent of sales	11.7%	13.3%	12.6%	12.9%

For the quarter ended April 2, 2006, selling and administrative expenses declined, versus the year-ago period as a result of lower performance-based incentive expense in the fiscal 2006 period.  This decrease was partially offset by increases in salaried compensation and insurance expense, and the costs attributable to adopting SFAS 123R.

For the nine months ended April 2, 2006, selling and administrative expenses declined versus the year-ago period as a result of lower performance-based incentive expense, lower legal expenses and lower audit fees.  These decreases were partially offset by increases in salaried compensation and the costs attributable to adopting SFAS 123R.

For the three- and nine-month periods ended April 2, 2006, included in selling and administrative expenses were $128,000 and $501,000, respectively, attributable to the adoption of SFAS 123R, “Share-Based Payment.”

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Interest expense	$554	$426	$1,407	$1,345

Interest expense increased significantly for the three and nine months ended April 2, 2006.  The increase is the result of higher average debt levels incurred to fund an increase in inventory and higher interest rates. The average interest rates during the fiscal third quarter was 5.8%, compared with 4.3% in the comparable quarter a year earlier.

Other (Income) Other Deductions, Net
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Other (income) other deductions, net	$17	$(228)	$(129)	$(430)

The decrease in other (income) other deductions for the three months ended April 2, 2006, compared with the same period of fiscal 2005, is primarily attributable to a $385,000 gain on a lease termination fee and a $56,000 receipt of death benefit under a life insurance benefit program booked in the quarter ended April 3, 2005. The Company owns its headquarters building and leases a significant portion of the facilities to third parties. This reduction in income was partially offset by the fact that the three months ended April 2, 2006 includes a $60,000 other than temporary impairment of the Company’s investment in Norwood Abbey (see Note 7), while the three months ended April 3, 2005 includes a $284,000 other than temporary impairment of the Company’s investment in Norwood Abbey.

The decrease in other (income) other deductions for the nine months ended April 2, 2005, compared with the same period of fiscal 2005, is primarily attributable to a $385,000 gain on a lease termination fee and a $56,000 receipt of death benefit under a life insurance benefit program booked in the quarter ended April 3, 2005. In addition, the Company realized $30,000 of realized gain on sales of the Norwood Abbey stock. This reduction in income was partially offset by the fact that the nine months ended April 2, 2006 includes a $60,000 other than temporary impairment of the Company’s investment in Norwood Abbey (see Note 7), while the nine months ended April 3, 2005 includes a $284,000 other than temporary impairment of the Company’s investment in Norwood Abbey.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005

Tax expense from
continuing operations	$1,405	$954	$4,510	$4,125

The effective income tax rate for the three- and nine-month periods ended April 2, 2006 was 38%. For the three- and nine-month periods ended April 3, 2005, the reported income tax rate was 24% and 34%, respectively.  The decrease in the tax rate for the three and nine months ended April 3, 2005 reflects the recognition of certain research and experimentation tax credits ($245,000) and an adjustment to the Company’s provision for state income taxes ($242,000).

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	April 2,	July 3,
	2006	2005

Stockholders’ equity	$62,521	$53,830
Debt	36,700	27,916

The Company’s operations used $5.5 million of net cash in the nine months ended April 2, 2006, primarily to purchase inventory required for planned shipments during the remainder of the fiscal year, and fund an increase in accounts receivable.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 2, 2006, outstanding loans under the revolving credit facility were $13.1 million.  Letters of credit outstanding were $1.6 million, and $15.3 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increasing to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 2, 2006, the amount outstanding was $17.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three- and nine-month periods ended April 2, 2006, interest expense was reduced by $25,000 and $32,000, respectively.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the quarter ended April 2, 2006, the average rate was approximately 5.7%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at April 2, 2006 was $5.5 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 2, 2006, the average rate was approximately 5.0%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 2, 2006 was $0.4 million.

Capital Lease Obligations:
In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.20%. The obligation outstanding at April 2, 2006 was $616,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2006	………………………………………………………	$1,383
2007	………………………………………………………	5,791
2008	………………………………………………………	6,553
2008	………………………………………………………	4,936
2009	………………………………………………………	4,861
Thereafter	………………………………………………………	51

Total	………………………………………………………	$23,575

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customers’ request, the Company will recognize revenue when ownership passes. As of April 2, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $3.3 million and $2.0 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended April 2, 2006 and April 3, 2005, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.3 million and $0.2 million, respectively.

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

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three and nine months ended April 2, 2006 and April 3, 2005 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of April 2, 2006, the Company had $36.7 million in total debt.  Industrial revenue bonds totaling $0.4 million have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $36.3 million is subject to fluctuation. To mitigate this risk, on April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. The additional interest cost to the Company if interest rates increased 1% would be approximately $208,000 for one year.

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

Based on their evaluation, Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2006.  The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During our third fiscal quarter of 2006, there were no changes in internal control over financial reporting identified in connection with the evaluation that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In March 2004, the Company received notice from the Library of Congress (“LOC”) that the LOC was seeking financial restitution in the amount of $1.8 million stemming from the Company’s production of audiocassette machines during the period 1992 through 1996. The LOC claimed the machines were defective.  The Company disputed the LOC’s position.

During the quarter ended April 2, 2006, in order to avoid future legal expenses, the Company paid $50,000 to settle all claims related to this issue, without an admission of liability.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 2 - January 29	---	---	---	---

January 30 - February 26	---	---	---	---

February 27 - April 2	6,300	$14.43	6,300	988,700

(1)  Shares repurchased under resolution of the Board of Directors dated August 24, 2005, authorizing repurchase of up to 1,000,000 shares. Authorization expires on August 24, 2006.

ITEM 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBarge, Inc.
Date: May 4, 2006 By: /S/ DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer
Principal Financial Officer