Form 10-K
period 2006-07-02
LABARGE INC
filed 2006-09-07
CIK 57139

3: Form 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITITES For
EXCHANGE ACT OF 1934
For the transition period ______ to ______.

FOR THE FISCAL YEAR ENDED JULY 2, 2006 Commission File Number 1-5761
LaBARGE, INC.

(Exact name of registrant specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

73-0574586

(I.R.S. Employer Identification Number)

9900 CLAYTON ROAD, ST. LOUIS, MISSOURI 63124

(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(314) 997-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value	American Stock Exchange

Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Series C Junior Participating Preferred Stock Purchase Rights

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[X]	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[X]	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Ruler 12b-2 of the Exchange Act.

             Large Accelerated Filer   [  ]            Accelerated Filer   [X]            Non-Accelerated Filer   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes [ ] No [X]

As of July 2, 2006, 15,166,991 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $201.3 million, based upon the closing price of $13.27 per share on the American Stock Exchange on June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy materials relating to the Company’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the Company’s fiscal year are incorporated in Part III of this annual report.

LaBarge, Inc.
Form 10-K
For The Year Ended July 2, 2006

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1.	BUSINESS

General Development of Business and Information about Business Activity
LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation that manufactures and designs high-performance electronics and interconnect systems on a contract basis for customers in diverse technology-driven markets.  The Company’s core competencies are to provide complete electronic systems solutions, including the manufacturing, engineering and design of interconnect systems, circuit card assemblies and high-level assemblies for its customers’ specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,200 people, including approximately 1,010 people (of which 39 are engineers) who provide support for production activities and approximately 190 people who provide administrative support.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC (“Pinnacle” or “the Pittsburgh operation”).  The acquired assets supplement the Company’s electronics manufacturing services (“EMS”) business with a leased manufacturing location in metropolitan Pittsburgh, Pennsylvania, substantially enhancing the Company’s commercial/industrial sales mix.  Pinnacle’s commercial/industrial market expertise, supported by a strong management team, further diversifies the Company’s historic strength in the government/defense marketplace.

Pinnacle understands the unique characteristics of the commercial/industrial EMS market and has developed competencies and inventory management practices to maximize productivity and profitability. The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full “box-build” assemblies and electronic/electromechanical systems for customers in a variety of commercial/industrial markets. The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

The purchase price for Pinnacle was $43.1 million, which included a post-closing working capital adjustment of approximately $2.1 million, and was funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

The Company’s total net sales were $190.1 million, compared with $182.3 million for fiscal 2005, and $131.5 million for fiscal 2004.  The backlog for the Company at July 2, 2006 was $183.9 million, compared with $164.9 million at July 3, 2005, an increase of 11.5%.  The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company’s core competencies to the outsourcing needs of targeted large customers in a variety of industries.  Approximately $38.9 million and $32.4 million of the backlog at fiscal 2006 year-end and fiscal 2005 year-end, respectively, are scheduled to ship beyond the subsequent 12 months pursuant to the shipment schedules contained in those contracts.

Sales and Marketing
During fiscal 2006, 39.9% of the Company’s revenues were generated from customers in the defense market, 20.5% from natural resources, 17.6% from industrial and 9.9% from the government systems market. The remaining 12.1% of sales came from various customers in the commercial aerospace, medical, telecommunications and other industries.  The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, industrial automation, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation for oil and gas wells, and postal automation equipment.  The Company’s broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.  The diversification of the Company’s customer base helps protect it from volatility in any one market sector.

With few exceptions, the Company’s sales are made pursuant to fixed-price contracts.  Larger, long-term government contracts frequently have provisions for milestone, progress payments or cash advances for purchase of inventory.

The Company seeks to develop strong, long-term relationships with its customers, which will provide the basis for future sales.  These close relationships allow the Company to better understand each customer’s business needs and identify ways to provide greater value to the customer.

Competition
There is intense competition for all of the Company’s targeted customers.  While the Company is not aware of another entity that competes in all of its capabilities, there are numerous companies, many larger, which compete in one or more of these capabilities.  The Company’s customers frequently have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, outsource production of such products to the Company. The principal bases of competition are service, price, engineering expertise, technical and manufacturing capabilities, quality, reliability, and overall project management capability.

Concentration of Business
Three customers, each with multiple operating units, together accounted for 35% of the Company’s consolidated sales in fiscal 2006:  Owens-Illinois, Inc., 12%; Northrop Grumman Corporation, 12%; and Schlumberger Ltd., 11%.  No other customer accounted for more than 8% of total sales. Sales to the largest 10 customers represented approximately 69% of the Company’s total sales in fiscal year 2006 and 72% in fiscal year 2005.

In fiscal years 2006 and 2005, respectively, 49.8% and 48.8% of the Company’s net sales derived from sales contracts with original equipment manufacturers (“OEMs”) doing business with the U.S. Government or its agencies. Generally, government contracts may be terminated at the convenience of the government. When such contracts are terminated, the Company typically receives payments to cover its direct and indirect costs incurred before termination.

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

Generally, there are multiple sources for materials required by the Company for its manufacturing process. However, pursuant to some of its contracts, the Company is limited to a single source for certain electronic components. In most cases, the Company believes that if it were unable to obtain components from the designated source, it would be able to obtain a new source, mutually agreed upon by the parties, without adversely impacting its manufacturing process.

Strategy
The Company’s business strategy is to serve as an outsourcing partner to OEMs that do business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services.  This strategy is designed around the Company’s core competencies in manufacturing complex electronic assemblies, subsystems and interconnect systems for specialized applications where reliability is critical.  The Company’s business historically was concentrated in the defense and other government-related markets.  In recent years, that focus has broadened to include industrial and commercial customers.  This greater market diversity helps protect the Company from downturns in any one market.

Capital Structure
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 2, 2006, outstanding loans under the revolving credit facility were $19.5 million.  Letters of credit outstanding were $1.6 million, and $8.9 million was available at July 2, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of July 2, 2006, the amount outstanding was $15.8 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the year-ended period, interest expense was reduced by $72,000.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the year ended July 2, 2006, the average rate was approximately 5.89%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of July 2, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at July 2, 2006 was $5.5 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the year ended July 2, 2006, the average rate was approximately 4.82%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.   The outstanding balance at July 2, 2006 was $369,000.

Capital Lease Obligations:
In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at July 2, 2006 was $587,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$5,791
2008	………………………………………………………	6,553
2009	………………………………………………………	4,937
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	---

Total	………………………………………………………	$22,193

Environmental Compliance
Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company’s foreign sales in each of fiscal 2006, fiscal 2005 and fiscal 2004 were less than 10% of the total Company revenue.

Available Information
We make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our website at www.labarge.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

The Company is subject to certain risks and events that, if one or more of them occur, could adversely affect our business, financial condition and results of operations and the trading price of our common stock.  You should consider the following risk factors, in addition to other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating the Company, our business and making an investment in our securities.  The risks below are not the only risks that the Company faces.  Additional risks not currently known to us or those that we currently deem immaterial may also impair our business.

The Company experiences variable operating results.
The Company’s results of operations have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. Consequently, results of operations in any period should not be considered indicative of the results for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock.

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. These factors include:

•	Changes in sales mix to customers

•	Changes in availability and cost of components

•	Volume of customer orders relative to capacity

•	Market demand and acceptance of our customers’ products

•	Price erosion within the EMS marketplace

•	Capital equipment requirements needed to remain technologically competitive.

The Company’s customer base is concentrated.
Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. Although the Company believes its relationships with its large customers are good. There can be no assurance that the Company will retain any or all of its large customers or will be able to form new relationships with customers upon the loss of one or more of its existing customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

A material portion of the Company’s business is dependent on defense contracts with the U.S. Government, which could be adversely affected by cutbacks in government defense spending.
In fiscal 2006 and 2005, respectively, approximately 40% and 45% of the Company’s net sales were generated from subcontracts with OEMs on defense contracts with the U.S. Government.  The Company’s net sales could be negatively impacted as a result of government defense spending cuts, general budgetary constraints, and the complex and competitive government procurement processes.  If the Company is unable to maintain this level of government-related sales, or replace government-related contracts with those of comparable non-government customers, the Company’s sales and results of operations will be adversely affected.

Some of the Company’s contracts involving the government are subject to cancellation at the government’s option.
In fiscal 2006 and 2005, respectively, approximately 49.8% and 48.8% of the Company’s revenues were derived from subcontracts with OEMs on their contracts with the U.S. government.  The government has the right to terminate these contracts without cause for its convenience.  While the Company normally recovers its direct and indirect costs, termination of the contract by the government could result in the Company receiving lower than anticipated profits for the Company.

There is variability in the requirements of the Company’s customers.
The Company does not generally obtain long-term purchase contracts. The timing of purchase orders placed by the Company’s customers is affected by a number of factors, including variation in demand for the customers’ products, federal government funding, regulatory changes affecting customer industries, customer attempts to manage their inventory, changes in the customers’ manufacturing strategies and customers’ technical problems or issues. Many of these factors are outside the control of the Company.

The Company and its customers may be unable to keep current with the industry’s technological changes.
The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company’s business will depend in large part upon its and its customers’ ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Certain of the Company’s customers must be in compliance with a new European standard, Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive 2002-95-EC) for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components that are lead-free. The Company’s Pittsburgh operation has implemented lead-free wave solder and reflow systems. The Company relies on numerous third-party suppliers for components used in the Company’s production process. Customers’ specifications may require the Company to obtain components from a single source or a small number of suppliers. There is no assurance these suppliers will comply with RoHS. The inability to utilize any such suppliers could increase the cost of components and have a material impact on the Company’s results of operations.

The Company faces intense industry competition and downward pricing pressures.
The EMS industry is highly fragmented and characterized by intense competition. Some of the Company’s competitors have substantially greater manufacturing, purchasing, marketing and financial resources than the Company. Many of the Company’s customers have the in-house capability to fulfill their material requirements.

There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company’s business, financial condition or results of operations. The introduction of lower priced competitive products, significant price reductions by the Company’s competitors or significant pricing pressures from its customers could adversely affect the Company’s business, financial condition, and results of operations.

The Company does not have the ability to control, and may not accurately estimate, its costs associated with performing under fixed-price contracts.
Most of the Company’s contracts are on a fixed-price basis.  In order to realize a profit on these contracts, the Company must, when it bids these contracts, accurately estimate its costs to complete the contracts.  Its failure to accurately estimate these costs can result in cost overruns, which result in reduced or lost profits.  Estimates of labor costs are most difficult in the case of contracts with new customers.  For example, in fiscal 2006, the Company incurred unanticipated labor and other costs in the start-up phases of several contracts with new customers, which had a negative impact on the Company’s operating margins.

The availability of raw components may affect the Company’s operations.
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

The Company may not be able to replace completed, canceled or reduced contracts with new contracts.
The Company is dependent upon contract awards by its customers.  The size and timing of contracts vary from period to period.  If the Company is unable to replace completed, canceled or reduced contracts in a timely fashion, revenues and operating results will decline.

The Company is dependent on key personnel.
The Company depends significantly on its executive and plant management. The loss of the services of any of these key employees could have a material impact on the Company’s business and results of operations. In addition, despite significant competition, continued growth and expansion of the Company’s contract manufacturing business will require that it attract, motivate and retain additional skilled and experienced personnel. The inability to satisfy these requirements could have a negative impact on the Company’s ability to remain competitive in the future.

Failure to comply with environmental regulations could subject the Company to liability.
The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production, which could have a material negative impact on the Company’s results of operations.

The price of the Company’s stock is volatile.
The price of the Company’s Common Stock historically has experienced significant volatility due to a number of factors including: fluctuations in the Company’s revenue and earnings, the market’s changing expectations for the Company’s growth, overall equity market conditions, the limited float of the Company’s Common Stock and other factors either related or unrelated to the Company’s operations. Such fluctuations are expected to continue.
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal facilities, which are deemed adequate and suitable for the Company’s business, are as follows:

Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2008

Joplin, MO	Manufacturing	1	56,600	2011

Pittsburgh, PA	Manufacturing & Offices	5	135,504	2010

Pittsburgh, PA	Manufacturing	1	29,880	2008

St. Louis, MO	Offices	8	65,176	Owned

Tulsa, OK	Manufacturing & Offices	3	55,000	2008

Tulsa, OK	Manufacturing	1	6,425	2008

Tulsa, OK	Offices	.5	3,235	2008

ITEM 3.	LEGAL PROCEEDINGS

In March 2004, the Company received notice from the Library of Congress (“LOC”) that the LOC was seeking financial restitution in the amount of $1.8 million stemming from the Company’s production of audiocassette machines during the period 1992 through 1996. The LOC claimed the machines were defective.  The Company disputed the LOC’s position.

During the fiscal year ended July 2, 2006, in order to avoid future legal expenses, the Company paid $50,000 to settle all claims related to this issue, without an admission of liability.

In March 2005, the Company entered into a contract with Northrop Grumman Corporation to supply equipment used on mail sorting machines. The equipment to be manufactured and the services to be performed have undergone hundreds of design and component changes. The Company has negotiated a settlement of the claims arising from these changes.  During the year ended July 2, 2006, the Company recovered its costs under the claim.

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended July 2, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Cash Dividends:  LaBarge, Inc.’s Common Stock is listed on the American Stock Exchange, under the trading symbol of “LB.”  As of September 5, 2006, there were 2,126 holders of record of LaBarge, Inc.’s Common Stock.  The following table indicates the quarterly high and low sales prices for the stock for the fiscal years 2006 and 2005, as reported by the American Stock Exchange.

2005-2006	High	Low
July – September	$22.00	$12.02
October – December	15.15	12.80
January – March	17.76	13.90
April – June	16.43	10.68

2004-2005	High	Low
July – September	$ 9.00	$ 6.68
October – December	13.50	7.85
January – March	13.75	9.70
April – June	18.40	12.01

The Company has paid no cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions.

The following table contains certain information as of July 2, 2006 with respect to options granted and outstanding under the Company’s three stock option plans, shares available for purchase as of that date under the Company’s employee stock purchase plan, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.

Number of securities
	Number of		remaining available for future
	securities to be issued upon		issuance under
	exercise of outstanding	Weighted-average exercise price	equity compensation plans
	options, warrants	of outstanding options,	(excluding securities
Plan category	and rights	warrants and rights	reflected in column 1)

Equity compensation plans approved by security holders	1,771,151	$3.94	4,462

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of July 2, 2006 with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan.

Number of securities
remaining available for future
issuance under
	Number of securities		equity compensation plans
	to be issued based on	Weighted average price	(excluding securities
Plan category	outstanding grants	of securities issued	reflected in column 1)

Equity compensation plans approved by security holders	79,693	$13.27	712,556

Equity compensation plans not approved by security holders	---	---	---

In August 2005, the Company’s Board of Directors authorized the Company to repurchase up to 1 million shares of its Common Stock.  In the quarter ended July 2, 2006, the Company repurchased 54,600 shares of its Common Stock.  The following table discloses certain information relating to these repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 3 - April 30	---	---	---	988,700

May 1 - May 28	13,700	$13.40	13,700	975,000

May 29 - July 2	40,900	$12.50	40,900	934,100

Total	54,600	$12.95	54,600	934,100

(1)       Shares repurchased under resolution of the Board of Directors dated August 24, 2005, authorizing repurchase of up to 1,000,000 shares. The authorization was renewed on August 23, 2006 for one year.
ITEM 6.	SELECTED FINANCIAL DATA

(dollars in thousands -- except per-share amounts)

	Year Ended

	July 2,	July 3,	June 27,	June 29,	June 30,
	2006	2005	2004	2003	2002

Net sales	$190,089	$182,294	$131,510	$102,901	$117,190
Pretax earnings from
continuing operations	15,964	16,865	11,503	5,076	6,687
Net earnings from
continuing operations	9,708	10,870	6,971	3,319	4,361

Discontinued operations:
Loss from operations,
net of taxes	---	---	(114)	(859)	(431)
Gain (loss) on disposal,
net of taxes	---	---	12	(212)	---

Net earnings	$9,708	$10,870	$6,869	$2,248	$3,930

Basic earning (loss) per share:
Net earnings from
continuing operations	$0.64	$0.72	$0.47	$0.22	$0.29
Net loss from
discontinued operations	---	---	(0.01)	(0.07)	(0.03)

Basic net earnings	$0.64	$0.72	$0.46	$0.15	$0.26

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.60	$0.68	$0.45	$0.22	$0.28
Net earnings (loss) from
discontinued operations	---	---	(0.01)	(0.07)	(0.02)

Diluted net earnings	$0.60	$0.68	$0.44	$0.15	$0.26

Total assets	$140,350	$119,937	$117,958	$67,162	$68,206
Long-term debt	22,193	21,605	26,270	6,669	7,047

No cash dividends have been paid during the aforementioned periods.

The Company’s interest in the Network Technologies Group was reported as a discontinued operation (see Note 2).  Accordingly, the operating results of Network Technologies Group for fiscal years 2002, 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle in fiscal year 2004.  See Note 2 to the financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 47 through 52 herewith.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company’s foreign sales in each of fiscal years 2006, 2005 and 2004 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of July 2, 2006, the Company had $41.7 million in total debt.  Industrial revenue bonds totaling $369,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $41.3 million is subject to fluctuation.  If interest rates increased 1%, the additional interest cost to the Company would be approximately $228,000 for one year.  On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company’s exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Index to Consolidated Financial Statements and Schedules” contained on page 20 filed herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
The Company’s Chief Executive Officer and President, and the Company’s Vice President, Chief Financial Officer and Secretary, have conducted an evaluation of the design and effectiveness the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls, procedures and systems are functioning adequately and effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes In Internal Controls

During our fourth fiscal quarter, there were no significant changes in internal controls over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

For Management’s Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm, please refer to page 21 of this annual report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of the 2007 proxy materials are herein incorporated by reference:  “Election of Directors” (note that information regarding executive officers is included in this section); information disclosing the Audit Committee financial expert under the “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Compliance.”

The Company has adopted a Policy on Business Conduct and Ethics applicable to all employees, officers and directors, which is available in the investor relations section of  the Company’s website at www.labarge.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Election of Directors” and is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Voting Securities and Ownership Thereof By Management and Certain Beneficial Owners” and is herein incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions, as applicable, will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Certain Relationships and Related Transactions” and is herein incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning our principal accounting fees and services will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Ratification of Independent Registered Public Accounting Firm” and is herein incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this annual report on Form 10-K: (1) Financial Statement and (2) Schedules noted in the “Index to Consolidated Financial Statements and Schedules” on page 20 and (3) Exhibits noted under “Exhibits” below.

b.	Exhibits filed with this annual report on Form 10-K are included under “Exhibits” below.

c.	None

EXHIBITS

Exhibit Number	Description
2.1

Asset Sale and Purchase Agreement dated as of February 17, 2004 by and between LaBarge Electronics, Inc. and Pinnacle Electronics, Inc. previously filed with the Securities and Exchange Commission with the Company’s Current Report on Form 8-K on February 23, 2004, and incorporated herein by reference.

3.1

Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.

3.1(a)

Certificate of Amendment to Restated Certificate of Incorporation, dated November 7, 1997, previously filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 1997 and incorporated herein by reference.

3.2	By-Laws, as amended, previously filed as Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.
3.3

Certificate of Designations for Series C Junior Participating Preferred Stock, previously filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A on September 11, 2001 and incorporated herein by reference.

4.1(a)

Form of Rights Agreement dated as of November 8, 2001, between the Company and UMB Bank, as Rights Agent, which includes as Exhibit B the form of Rights Certificate, previously filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A on September 11, 2001 and incorporated herein by reference.

4.1(b)

First Amendment to the Rights Agreement appointing Registrar and Transfer Company as successor Rights Agent with respect to Series C Junior Participating Preferred Stock Purchase Rights, previously filed with Securities & Exchange Commission with the Company’s Current Report on Form 8-K, dated January 4, 2002 and incorporated herein by reference.

10.1

First Amendment and Restatement to the LaBarge Employees Savings Plan executed on May 3, 1990 and First Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on June 5, 1990, previously filed as Exhibits (i) and (ii), respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1990 and incorporated herein by reference.

10.2(a)

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company’s Current Report on Form 8-K on February 23, 2004 and incorporated herein by reference.

10.2(b)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association as agent previously filed with the Company’s Current Report on Form 8-K on February 23, 2004 and incorporated herein by reference.

10.2(c)

First Amendment to the Loan Agreement dated April 16, 2004 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent, previously filed with the Company’s Annual Report on Form 10-K on September 3, 2004 and incorporated herein by reference.

10.2(d)

Second Amendment to the Loan Agreement dated August 24, 2005 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent. Previously filed with the Company’s Annual Report on Form 10-K on September 8, 2005 and incorporated herein by reference.

10.2(e)

Third Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Current Report on Form 8-K on February 15, 2006 and incorporated herein by reference.

10.3(a)

Second Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on November 30, 1993. Previously filed with the Securities and Exchange Commission July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(b)

Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(c)

Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 3, 1995.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(d)

Fifth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(e)

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998.  Previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3(f)

Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999. Previously filed with the Securities and Exchange Commission with the Company’ Annual Report on Form 10-K on September 27, 1999 and incorporated herein by reference.

10.4

LaBarge, Inc. 1993 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675and incorporated herein by reference.

10.5

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.6

Management Retirement Savings Plan of LaBarge, Inc.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.7

LaBarge, Inc. 1995 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.8

LaBarge, Inc. Employee Stock Purchase Plan.  Previously filed with the Securities and Exchange Commission with the Company’s definitive Proxy Statement on Schedule 14A, filed on September 21, 1998, and incorporated herein by reference.

10.9

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q on May 12, 1999 and incorporated here in by reference.

10.10	LaBarge, Inc. 1999 Non-Qualified Stock Option Plan. Previously filed with the Company’s definitive Proxy Statement on Schedule 14A filed on October 8, 1999, and incorporated herein by reference.
10.11

Executive Severance Agreement dated November 8, 1999, between Donald H. Nonnenkamp and LaBarge, Inc., previously filed with Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 22, 2000, and incorporated herein by reference.

10.12	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company’s Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
21*	Subsidiaries of the Company.
23*	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page).

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Document filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2006
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

SIGNATURE	TITLE	DATE

/s/Craig E. LaBarge	Chief Executive Officer, President and Director	August 23, 2006

Craig E. LaBarge

/s/Donald H. Nonnenkamp	Vice President, Chief Financial Officer	August 23, 2006

Donald H. Nonnenkamp	and Secretary

/s/Robert H. Chapman	Director	August 23, 2006

Robert H. Chapman

/s/Robert G. Clark	Director	August 23, 2006

Robert G. Clark

/s/Thomas A. Corcoran	Director	August 23, 2006

Thomas A. Corcoran

/s/John G. Helmkamp, Jr.	Director	August 23, 2006

John G. Helmkamp, Jr.

/s/Lawrence J. LeGrand	Director	August 23, 2006

Lawrence J. LeGrand

/s/Jack E. Thomas, Jr.	Director	August 23, 2006

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management’s Report On Internal Control Over Financial Reporting	21

Reports of Independent Registered Public Accounting Firm	21

Consolidated Statements of Income
Years Ended July 2, 2006, July 3, 2005 and June 27, 2004	23

Consolidated Balance Sheets
As of July 2, 2006 and July 3, 2005	24

Consolidated Statements of Cash Flows
Years Ended July 2, 2006, July 3, 2005 and June 27, 2004	25

Consolidated Statements of Stockholders’ Equity
Years Ended July 2, 2006, July 3, 2005 and June 27, 2004	26

Notes to Consolidated Financial Statements	27-46

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of July 2, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the report entitled “Internal Control-Integrated Framework.” Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, our management has concluded that, as of July 2, 2006, our internal control over financial reporting is effective based on its evaluation. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of LaBarge, Inc.:

       We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries as of July 2, 2006 and July 3, 2005, and related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 2, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 2, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” effective July 4, 2005.

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBarge, Inc.’s and subsidiaries internal control over financial reporting as of July 2, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 6, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

September 6, 2006
/s/KPMG LLP
St. Louis, Missouri

To the Board of Directors and Stockholders of LaBarge, Inc.:

       We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on the previous page that LaBarge, Inc. and subsidiaries maintained effective internal control over the financial reporting as of July 2, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). LaBarge, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

       We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

       A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements..

       Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that LaBarge, Inc. and subsidiaries maintained effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBarge, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

       We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaBarge, Inc and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 2, 2006, and our report dated September 6, 2006, expressed an unqualified opinion on those consolidated financial statements. Our report also refers to the adoption of Statement of Financial Accounting Standards No. 123R “Share-Based Payments,” effective July 4, 2005.

September 6, 2006
/s/KPMG LLP
St. Louis, Missouri

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (Amounts In Thousands - Except Per-Share Amounts)

	Year Ended

	July 2, 2006	July 3, 2005	June 27, 2004

Net sales	$190,089	$182,294	$131,510

Cost and expenses:
Cost of sales	149,099	141,180	101,138
Selling and administrative expense	23,037	22,979	18,828
Interest expense	2,083	1,747	718
Other income, net	(94)	(477)	(677)

Earnings from continuing operations
before income taxes	15,964	16,865	11,503
Income tax expense	6,256	5,995	4,532

Net earnings from continuing operations	9,708	10,870	6,971

Discontinued operations:
Loss from discontinued operations, (less
applicable income tax benefit of $70, respectively)	---	---	(114)
Gain on disposal of discontinued operations of $20 (less applicable income tax expense of $8)	---	---	12

Net earnings	$9,708	$10,870	$6,869

Basic net earnings per share:
Net earnings from continuing operations	$0.64	$0.72	$0.47
Net loss from discontinued operations	---	---	(0.01)

Basic net earnings	$0.64	$0.72	$0.46

Average shares outstanding	15,156	15,013	14,981

Diluted net earnings per share:
Net earnings from continuing operations	$0.60	$0.68	$0.45
Net loss from discontinued operations	---	---	(0.01)

Diluted net earnings	$0.60	$0.68	$0.44

Average diluted shares outstanding	16,102	15,883	15,552

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (Amounts In Thousands -- Except Share Amounts)

	July 2, 2006	July 3, 2005

ASSETS
Current assets:
Cash and cash equivalents	$947	$820
Accounts and other receivables, net	29,759	23,371
Inventories	53,819	41,342
Prepaid expenses	1,743	974
Deferred tax assets, net	1,395	1,387

Total current assets	87,663	67,894

Property, plant and equipment, net	20,453	18,849
Intangible assets, net	2,743	3,388
Goodwill, net	24,292	24,292
Other assets, net	5,199	5,514

Total assets	$140,350	$119,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,475	$1,650
Current maturities of long-term debt	5,791	4,661
Trade accounts payable	15,714	10,026
Accrued employee compensation	7,783	9,511
Other accrued liabilities	1,961	2,609
Cash advances	5,395	11,445

Total current liabilities	56,119	39,902

Long-term advances from customers for purchase of materials	2,760	3,854
Deferred tax liabilities, net	235	746
Long-term debt	16,402	21,605

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at July 2, 2006 and July 3, 2005, including shares in treasury	158	158
Additional paid-in capital	15,185	13,722
Retained earnings	52,431	42,723
Less cost of common stock in treasury, shares of 606,262 at July 2, 2006 and 723,345 at July 3, 2005	(2,940)	(2,773)

Total stockholders’ equity	64,834	53,830

Total liabilities and stockholders’ equity	$140,350	$119,937

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts In Thousands)

	Year Ended

	July 2, 2006	July 3, 2005	June 27, 2004

Cash flows from operating activities:
Net earnings	$9,708	$10,870	$6,869
Adjustments to reconcile net cash provided by operating activities:
Gain on disposal of discontinued operations	---	---	(20)
Taxes payable on gain from discontinued operations
(included in other accrued liabilities)	---	---	8
Net loss from discontinued operations		---	114
Loss on disposal of property, plant and equipment	13	16	1
Depreciation and amortization	4,588	4,302	2,938
Stock-based compensation	1,452	---	---
Other than temporary impairment of investment	181	415	---
Impairment of fixed assets	---	137	---
Realized gain (loss) on sale of investment	(30)	---	(224)
Deferred taxes	(519)	200	96
Other	(20)	---	(7)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(6,368)	(1,036)	857
Inventories	(12,477)	(1,140)	(7,551)
Prepaid expenses	(769)	(120)	192
Trade accounts payable	5,390	(2,473)	1,340
Accrued liabilities	(2,580)	1,087	1,183
Advance payments	(7,144)	1,065	7,238

Net cash (used) provided by continuing operations	(8,575)	13,323	13,034
Net cash provided by discontinued operations	---	---	2

Net cash (used) provided by operating activities	(8,575)	13,323	13,036

Cash flows from investing activities:
Acquisition of Pinnacle Electronics LLC	---	---	(43,348)
Additions to property, plant and equipment	(3,997)	(3,166)	(2,743)
Proceeds from disposal of property and equipment	62	2	7
Additions to other assets and intangibles	(588)	(846)	(145)
Purchase of securities available-for-sale	---	---	(1,425)
Proceeds from sale of securities available for sale	89	---	830
Proceeds from disposal of discontinued operations	---	---	225

Net cash (used) by investing activities	(4,434)	(4,010)	(46,599)

Cash flows from financing activities:
Borrowings on revolving credit facility	82,350	55,000	20,100
Payments of revolving credit facility	(64,525)	(60,400)	(13,050)
Excess tax benefits from disqualifying stock options	184	---	---
Additions to long-term debt	---	---	25,000
Repayments of long-term debt	(4,737)	(4,419)	(1,403)
Issuance of treasury stock	756	551	737
Purchase of treasury stock	(892)	(76)	(1,058)
Additional capital contribution by shareholder	---	58	---

Net cash provided (used) by financing activities	13,136	(9,286)	30,326

Net increase (decrease) in cash and cash equivalents	127	27	(3,237)
Cash and cash equivalents at beginning of year	820	793	4,030

Cash and cash equivalents at end of period	$947	$820	$793

Non-cash transactions:
Increase in capital lease obligations	$664	$ ---	$ ---

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts In Thousands -- Except Share Amounts)

	Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$158	$158	$158

Common stock, end of year	158	158	158

Paid-in capital, beginning of year	13,722	13,462	13,486
Additional capital contribution from shareholder	---	58	---
Stock compensation programs	1,463	202	(24)

Paid-in capital, end of year	15,185	13,722	13,462

Retained earnings, beginning of year	42,723	31,853	24,984
Net earnings for the year	9,708	10,870	6,869

Retained earnings, end of year	52,431	42,723	31,853

Accumulated other comprehensive (loss), beginning of year	---	157	---
Other comprehensive income (loss)	---	(157)	157

Accumulated other comprehensive income (loss), end of year	---	---	157

Treasury stock, beginning of year	(2,773)	(3,046)	(2,749)
Acquisition of treasury stock	(892)	(76)	(1,058)
Issuance of treasury stock	725	349	761

Treasury stock, end of year	(2,940)	(2,773)	(3,046)

Total stockholders’ equity	$64,834	$53,830	$42,584

COMPREHENSIVE INCOME
Net earnings	$9,708	$10,870	$6,869

Other comprehensive income (loss):
Change in fair value of securities held for sale	---	(157)	157

Total comprehensive income	$9,708	$10,713	$7,026

COMMON SHARES
Common stock, beginning of year	15,773,253	15,773,253	15,773,253
Changes	---	---	---

Common stock, shares outstanding, end of year	15,773,253	15,773,253	15,773,253

TREASURY SHARES
Treasury stock, beginning of year	(723,345)	(808,754)	(844,903)
Acquisition of shares	(68,033)	(6,315)	(189,743)
Issuance of shares	185,116	91,724	225,892

Treasury stock, end of year	(606,262)	(723,345)	(808,754)

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
The Company designs, engineers and produces sophisticated electronic systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

Our contract manufacturing capabilities are marketed to companies desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in the defense, aerospace, natural resources, industrial, and other commercial markets.  The group’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.

On February 17, 2004, the Company acquired substantially all the assets of Pinnacle Electronics LLC, a complimentary electronics manufacturing services business, for approximately $43.1 million.

On August 7, 2003, LaBarge, Inc. sold the non-railroad industry portion of its ScadaNET Network™ remote equipment monitoring businesses for $225,000.  See Note 2, “Acquisitions, Discontinued Operations and Investments.”

Principles of Consolidation
The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries.  Investments in less than 20%-owned companies are accounted for at cost.

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30.  Fiscal year 2006 consisted of 52 weeks, compared with 53 weeks in fiscal years 2005 and 52 weeks in fiscal year 2004.

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion.  When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers which is usually upon shipment. On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of July 2, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $2.4 million and $2.0 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Work in process consists of actual production costs, including factory overhead and tooling costs, reduced by costs attributable to units for which sales have been recognized.  Such costs under contracts are determined by the average cost method based on the estimated average cost of all units expected to be produced under the contract. Inventories relating to long-term contracts are classified as current assets although a portion of the inventory is not expected to be realized within one year.

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

Goodwill and Other Intangibles
Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over the estimated useful live. Goodwill and other intangible assets not subject amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company

Fair Value of Financial Instruments
The Company considered the carrying amounts of cash and cash equivalents, securities and other, including accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the term loan and the Industrial Revenue Bonds and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of July 2, 2006.

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

Stock-Based Compensation
As of July 2, 2006, the Company had previously established a number of share incentive programs, which are discussed in more detail in Note 13.  Prior to fiscal 2006, the Company applied the intrinsic value-based method as outlined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations, in accounting for stock options and share units granted under these programs. Under the intrinsic value-based method, no compensation expense was recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of the grant. Accordingly, prior to fiscal year 2006, no compensation cost was recognized in the accompanying consolidated statements of income on stock options granted to employees, since all options granted under the Company’s share incentive programs had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective July 4, 2005, the Company adopted SFAS “Share-Based Payment” (“SFAS No. 123R”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25.  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  This statement was adopted using the modified prospective method of application, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior-period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the fiscal year ended July 2, 2006, the Company was notified that shares issued upon the exercise of incentive stock options (“ISOs”) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs vested prior to adoption of SFAS No. 123R, the entire tax benefit of $184,000 was recorded as an increase to additional paid-in capital.

For the fiscal year ended July 2, 2006, total stock-based compensation was $1,452,000 ($902,000 after tax), equivalent to earnings per basic and diluted share of $0.06.

For the fiscal year ended July 2, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $629,000 ($391,000 after tax), equivalent to earnings per basic and diluted share of $0.02.

As of July 2, 2006, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $1.2 million pretax and the period over which it is expected to be recognized is approximately 1.6 years.

The following table illustrates the effect on net income and earnings per share as if SFAS No. 123R had been applied to all outstanding awards for the years ended July 2, 2006, July 3, 2005 and June 27, 2004:

(dollars in thousands, except per-share amounts)

	Fiscal Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004

Net earnings, as reported	$9,708	$10,870	$6,869
Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	902	124	---
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(902)	(1,021)	(295)

Pro forma net earnings	9,708	9,973	6,574

Net earnings per share:
Basic -- as reported	$0.64	$0.72	$0.46
Basic -- pro forma	0.64	0.66	0.44

Diluted -- as reported	$0.60	$0.68	$0.44
Diluted -- pro forma	0.60	0.63	0. 42

No stock options were issued in the year ended July 2, 2006. On January 11, 2005, the Company awarded performance units tied to fiscal year 2006 financial performance to certain key executives. Compensation expense related to these awards was recognized in the 2006 fiscal year, and 79,693 shares are included in the dilutive shares, as the performance condition had been met at July 2, 2006. On January 11, 2005, the Company awarded performance units tied to fiscal year 2005 financial performance to certain key executives. The Company issued 56,251 shares related to this award and related compensation expense was recognized in fiscal years 2006 and 2005.

All stock options were granted at prices not less than fair market value of the common stock at the grant date.  The fair value of stock options granted in fiscal years 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8% and 3.3%, respectively; expected dividend yield of 0%; expected life of six years; and expected volatility of 66.5% and 49%, respectively.

All stock options outstanding at July 2, 2006 and July 3, 2005 were dilutive and included in the computation of diluted earnings per share.  Options to purchase 59,275 shares (at a per-share price of $5.97 to $7.24) were outstanding during the fiscal year ended June 27, 2004 and were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of common shares. These options expire in various periods through 2014.

Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal 2008 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND INVESTMENTS

Acquisitions
On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC.  The acquired assets supplement the Company’s electronics manufacturing services (“EMS”) business with a leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company’s customer mix.  Pinnacle’s commercial/industrial market expertise, supported by a strong management team, supplements the Company’s historic position in the government/defense marketplace.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full “box-build” assemblies and electronic/electromechanical systems for customer applications in a variety of commercial/industrial markets.

The purchase price for the acquired assets was $43.1 million, which included a post-closing working capital adjustment of approximately $2.1 million, funded by senior bank debt and cash on hand.  In addition, the Company assumed working capital liabilities of approximately $3.7 million, primarily trade accounts payable, and incurred transaction costs of approximately $0.3 million.

Under the purchase method of accounting, the initial purchase price is allocated to Pinnacle’s net tangible and intangible assets and liabilities based upon their fair value as of the date of the acquisition. The final purchase price allocation, which included purchase price adjustments of $179,000, is as follows:

(dollars in thousands)

At July 3, 2005

Current assets	$14,791
Property and equipment	4,350
Intangible assets	3,800
Goodwill	24,089

Total assets acquired	47,030

Current liabilities	3,678
Long-term liabilities	4

Total liabilities assumed	3,682

Net assets acquired	$43,348

The Company believes that substantially all of the goodwill will be deductible for tax purposes.  Intangible assets consist of $3.4 million of a “Customer List” asset which will be amortized over six years and $0.4 million of “Employee Non-Compete Contracts” assets which will be amortized over three and one half years.

The following table represents LaBarge’s pro forma consolidated results of operations as if the acquisition of Pinnacle had occurred at the beginning of each period presented.  Such results have been prepared by adjusting the historical LaBarge results to include Pinnacle results of operations and incremental interest and other expenses related to acquisition debt.  The pro forma results do not include any cost savings that may result from the combination of LaBarge and Pinnacle operations.  The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

(dollars in thousands, except per-share amounts)

	Fiscal Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004
	actual	actual	pro forma (unaudited)

Net sales	$190,089	$182,294	$156,339
Net earnings	9,708	10,870	8,054

Basic earnings per share	$0.64	0.72	$0.54
Diluted earnings per share	0.60	0.68	0.52

Discontinued Operations
On August 7, 2003, the Company sold the remainder of its ScadaNET Network™ business for $225,000 cash.  The Company recorded a $20,000 pretax gain on the transaction.  This sale completed the Company’s exit from the ScadaNET Network™ business.  On November 1, 2002, LaBarge, Inc. sold the railroad industry portion of its ScadaNET Network™ remote equipment monitoring business to GE Transportation Systems Global Signaling LLC, Grain Valley, Missouri.  The ScadaNET Network remote equipment monitoring business had been operated as the Network Technologies Group.

(dollars in thousands)

	Fiscal Year Ended

	July 2,		July 3,		June 27,
	2006		2005		2004

ScadaNET Network business		---		---	38

Net sales on discontinued operations	$	---	$	---	$38

ScadaNET Network business	---		---		(114)

Loss on discontinued operations, net of tax	$	---	$	---	$(114)

3.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Fiscal Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004

Gross sales	$191,305	$182,863	$133,084
Less sales discounts	1,216	569	1,574

Net sales	$190,089	$182,294	$131,510

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

Customer Information

Customers accounting for more than 10% of net sales for the years ended July 2, 2006, July 3, 2005 and June 27, 2004 were as follows:

Customer	2006	2005	2004

1	12%	11%	17%
2	12	11	10
3	11	10	9

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	July 2,	July 3,
	2006	2005

Billed shipments, net of progress payments	$28,886	$23,352
Less allowance for doubtful accounts	174	326

Trade receivables, net	28,712	23,026
Other current receivables	1,047	345

	$29,759	$23,371

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  Such payments are recognized as revenue when the completed units are shipped.

At July 2, 2006, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $4.9 million (17%), $2.4 million (8%), and $2.1 million (7%). This compares with $3.0 million (15%), $2.8 million (13%), and $2.5 million (12%) at July 3, 2005.

Included in other current receivables at July 2, 2006 was $885,000 related to a contractually guaranteed reimbursement for a manufacturing feasibility study.

Allowance for Doubtful Accounts
This account represents amounts that may be uncollectible in future periods.

		Additions/
	Balance	(Recoveries)		Balance
	Beginning	Charged to		End of
Year	of Period	Expense	Deductions	Period

2004	$100	$296	$27	$369
2005	369	(38)	5	326
2006	326	(65)	87	174

5.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	July 2,	July 3,
	2006	2005

Raw materials	$35,889	$29,324
Work in progress	17,930	12,018

	$53,819	$41,342

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, expense for obsolete or slow moving inventory charged to income before income taxes was $0.9 million, $1.0 million and $0.8 million, respectively.
6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(dollars in thousands)

			Estimated
	July 2,	July 3,	useful life
	2006	2005	in years

Land	$2,458	$2,458	---
Building and improvements	9,090	8,847	5-33
Leasehold improvements	3,838	3,160	2-10
Machinery and equipment	23,755	19,853	2-12
Furniture and fixtures	1,947	1,911	5-20
Computer equipment	2,583	3,492	3
Construction in progress	220	537	---

	43,891	40,258
Less accumulated depreciation	23,438	21,409

	$20,453	$18,849

Depreciation expense was $3.3 million,  $3.2 million and $2.4 million for the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:
(dollars in thousands)

	July 2,	July 3,
	2006	2005

Software	$3,228	$2,722
Less accumulated amortization	2,661	2,192

Net software	567	530
Customer list	3,400	3,400
Less accumulated amortization	1,351	785

Net customer list	2,049	2,615

Other, net	127	243

	$2,743	$3,388

Intangibles are amortized over a three- to six-year period.  Amortization expense was $1.2 million, $1.1 million and $0.5 million for the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.

The Company anticipates that amortization expense will approximate $1.3 million for fiscal years 2007, $1.2 million for fiscal year 2008, $1.1 million for fiscal year 2009, $0.8 million for fiscal year 2010 and $0.5 million for fiscal year 2011.
8.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	July 2,	July 3,
	2006	2005

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

There were no changes in the carrying amount of goodwill for the period ended July 2, 2006.

9.	OTHER ASSETS

Other assets is summarized as follows:

(dollars in thousands)

	July 2,	July 3,
	2006	2005

Cash value of life insurance	$4,285	$3,934
Deposits, licenses and other, net	390	688
Securities held for sale	264	504
Deferred financing costs, net	173	239
Other	87	149

	$5,199	$5,514

The Company’s investment in securities held for sale of $264,000 at July 2, 2006, consists of 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable.

In the year ended July 2, 2006, the Company sold 210,000 shares at a pretax gain of $30,000.  In addition, an other-than-temporary write down of the remaining shares occurred in the year ended July 2, 2006, resulting in the recognition of $181,000 pretax expense ($112,000 after-tax).
10.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)

	July 2,	July 3,
	2006	2005

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$19,475	$1,650
Interest rate at year-end	7.28%	6.25%
Average amount of short-term borrowings
outstanding during period	$8,729	$7,922
Average interest rate for fiscal year	6.85%	4.48%
Maximum short-term borrowings at any month-end	$19,475	$11,650

Senior long-term debt:
Senior lender:
Term loan	$15,750	$20,000
Mortgage loan	5,483	5,738
Other	960	528

Total senior long-term debt	22,193	26,266
Less current maturities	5,791	4,661

Long-term debt, less current maturities	$16,402	$21,605

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total cash payments for interest in fiscal years 2006, 2005 and 2004 were $1.9 million, $1.6 million and $0.6 million, respectively.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in February 2006.  The Company incurred $330,000 of financing costs that have been deferred and will be amortized over a period beginning May 2004 and ending February 2009.  At July 2, 2006, the unamortized amount was $173,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 2, 2006, outstanding loans under the revolving credit facility were $19.5 million.  Letters of credit outstanding were $1.6 million, and $8.9 million was available at July 2, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of July 2, 2006, the amount outstanding was $15.8 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the year-ended period, interest expense was reduced by $72,000.

•	Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the year ended July 2, 2006, the average rate was approximately 5.89%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of July 2, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at July 2, 2006 was $5.5 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the year ended July 2, 2006, the average rate was approximately 4.82%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at July 2, 2006 was $369,000.

Capital Lease Obligations:

In October 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at July 2, 2006 was $587,000.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$5,791
2008	………………………………………………………	6,553
2009	………………………………………………………	4,937
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	---

Total	………………………………………………………	$22,193

11.	RELATED PARTY TRANSACTIONS

During the year ended July 3, 2005, a shareholder, holding more than 10% of the Company’s outstanding shares, sold shares of LaBarge Common Stock in transactions deemed to be short-swing sales. Under Section 16(b) of the Securities Exchange Act of 1934, the shareholder was required to disgorge to the Company the profits realized from the stock sale in the amount of approximately $58,000. The Company accounted for the cash receipt as a contribution from a shareholder and reflected the proceeds as an increase to additional paid-in capital in its financial statements. Proceeds from this sale did not affect the Company’s consolidated statement of income.
12.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2020.  The real property leases require the Company to pay maintenance, insurance and real estate taxes.

Rental expense under operating leases is as follows:
(dollars in thousands)

	Fiscal Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004

Initial term of more than one year	$2,121	$2,098	$1,754
Short-term rentals	143	89	288

	$2,264	$2,187	$2,042

At July 3, 2005, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(dollars in thousands)

Fiscal Year

2007	….……………………………………………………	$2,055
2008	….……………………………………………………	1,592
2009	….……………………………………………………	1,289
2010	….……………………………………………………	1,245
2011	….……………………………………………………	821
Thereafter	….……………………………………………………	2,787

The $2.8 million thereafter relates to obligations under long-term facility leases in Huntsville, Arkansas, and Houston, Texas.

13.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution.  During 2006, 2005 and 2004, Company matching contributions were $449,000, $428,000 and $365,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan.  There were no such contributions for 2006, 2005 and 2004.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan.  This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%.  To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance.  The increase in the cash value of the life insurance policies exceeded the premiums paid by $79,000, $73,000 and $78,000 in fiscal years 2006, 2005 and 2004, respectively.  The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.4 million at July 2, 2006, compared with $1.3 million at July 3, 2005.  The liability for the deferred compensation and interest thereon is in accrued employee compensation and was $3.7 million at July 2, 2006 versus $3.2 million at July 3, 2005.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.    For the year ended July 2, 2006, 21,690 shares were purchased in the amount of $325,000, for which the Company recognized expense of approximately $55,000. For the year ended July 3, 2005, 27,469 shares were purchased in the amount of $278,000, for which the Company recognized expense of approximately $113,000. For the year ended June 27, 2004, 57,337 shares were purchased in the amount of $261,000, of which the Company recognized expense of approximately $75,000.

14.	OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

	Fiscal Year Ended

	July 2,	July 3,	June 27,
	2006	2005	2004

Interest income	$7	$10	$37
Property rental income	835	1,039	1,025
Property rental expense	(603)	(640)	(566)
Other, net	(145)	68	181

	$94	$477	$677

The Company owns its headquarters building in St. Louis, Missouri, and leases a significant portion of the facilities to third parties.  Rental income represents rent receipts from these third parties.

For the year ended July 2, 2006, Other, net includes a $181,000 other-than-temporary impairment of the Company’s investment in Norwood Abbey (see Note 9), offset by a realized $30,000 gain on the sale of 210,000 shares of Norwood Abbey.

For the year ended July 3, 2005, Other, net includes a $415,000 other-than-temporary impairment of the Company’s investment tin Norwood Abbey (see Note 9), offset by a $385,000 gain on a lease termination fee and $56,000 receipt of a death benefit under a life insurance benefit program. In 2004, Other, net includes income of $225,000 relating to the sale of a portion of the Company’s investment in Norwood Abbey.
15.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:
(dollars in thousands)

	July 2,	July 3,	June 27,
	2006	2005	2004

Current:
U.S. Federal	$5,716	$4,889	$3,618
State and Local	1,059	902	817

Total	$6,775	$5,791	$4,435

Deferred:
U.S. Federal	$(469)	$185	$79
State and Local	(50)	19	18

Total	$(519)	$204	$97

Income tax expense from continuing operations:
U.S. Federal	$5,247	$5,074	$3,697
State and Local	1,009	921	835

Total	$6,256	$5,995	$4,532

Discontinued operations:
U.S. Federal	$ ---	$ ---	$(66)
State and Local	---	---	(4)

Total	$ ---	$ ---	$(70)

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as a result of the following:

(dollars in thousands)

	July 2,	July 3,	June 27,
	2006	2005	2004

Computed “expected” tax expense	$5,587	$5,903	$3,908
Increase (reduction) in income taxes resulting from:
Federal tax credit – current year	(55)	(81)	(72)
Tax exposure adjustment	(99)	(245)	---
State and local tax, net	622	599	551
Other	201	(181)	145

Total	$6,256	$5,995	$4,532

The Company regularly reviews its potential tax liabilities for tax years subject to audit. Based on reviews during 2006 and 2005, the Company determined that adjustments to tax expense were necessary. The net reduction of approximately $99,000 in fiscal year 2006 and $245,000 in fiscal year 2005 were tax exposure adjustments.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law phases out the Extraterritorial Income Exclusion (“EIE”) benefit, phases in a new deduction on U.S. manufacturing income, and allows the repatriation of undistributed foreign earnings at a reduced rate in 2005 subject to certain limitations. Due to the fact that the Company’s fiscal and tax year began June 28, 2004, the new law did not impact the Company’s fiscal year 2005 provision materially. The only impact on the Company’s provision was a slight reduction in the EIE benefit earned in the last six months of the year. The Company has no foreign earnings to repatriate and the new manufacturing deductions did not become effective for the Company until fiscal year 2006.

In fiscal year 2006, the new law resulted in a reduction of $185,000 in the tax provision.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(dollars in thousands)

	July 2,	July 3,
	2006	2005

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory reserves	$657	$653
Deferred compensation	2,005	1,300
Loss reserves on long-term contracts	298	248
Accrued vacation	440	361
Other than temporary impairment of asset - held for sale	197	160
Other	67	177

Total gross deferred tax assets	$3,664	$2,899

Deferred tax liabilities:
Goodwill and intangibles, due to Pinnacle acquisition	$(1,121)	$(652)
Property, plant and equipment, principally due to
differences in depreciation methods	(1,278)	(1,524)
Other	(105)	(81)

Total gross deferred tax liabilities	$(2,504)	$(2,257)

Net deferred tax assets	$1,160	$642

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized.  The net deferred tax assets reflect management’s belief that it is more likely than not that future operating results will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $8.0 million for fiscal 2006, $5.9 million for fiscal 2005 and $3.4 million for fiscal 2004.
16.	EARNINGS PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	July 2,	July 3,	June 27,
	2006	2005	2004

Net earnings from continuing operations	$9,708	$10,870	$6,971
Net loss from discontinued operations	---	---	(114)
Gain (loss) on disposal, net of tax	---	---	12

Net earnings	$9,708	$10,870	$6,869

Basic net earnings per share:
Net earnings from continuing operations	$0.64	$0.72	$0.47
Net loss from discontinued operations	---	---	(0.01)
Gain (loss) on disposal, net of tax	---	---	---

Basic net earnings	$0.64	$0.72	$0.46

Diluted earnings per share:
Net earnings from continuing operations	$0.60	$0.68	$0.45
Net loss from discontinued operations	---	---	(0.01)
Gain (loss) on disposal, net of tax	---	---	---

Diluted net earnings per share	$0.60	$0.68	$0.44

Basic earnings per share are calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive share options and performance units by using the treasury stock method.

(in thousands)

	July 2,	July 3,	June 27,
	2006	2005	2004

Average shares outstanding -- basic	15,156	15,013	14,981
Dilutive options and performance units	946	870	571

Adjusted average shares
outstanding -- diluted	16,102	15,883	15,552

17.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at July 2, 2006 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company has always recognized as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the year ended July 2, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $629,000 ($391,000 after tax), equivalent to earnings per basic and diluted share of $0.02.

As of July 2, 2006, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $1.2 million pretax and the period over which it is expected to be recognized is approximately 1.6 years.

A summary of the Company’s Plans as of July 2, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at June 29, 2003	1,562,863	$2.94	791,840	$3.05

Canceled	(72,477)	3.11	---	---
Granted	322,000	3.56	---	---		$1.80
Exercised	(168,555)	2.80	---	---

Outstanding at June 27, 2004	1,643,831	3.06	913,196	3.00

Canceled	(20,957)	2.50	---	---
Granted	316,902	8.54	---	---		$5.33
Exercised	(59,200)	2.51	---	---

Outstanding at July 3, 2005	1,880,576	3.96	1,100,226	2.92

Canceled	(3,750)	8.54	---	---
Granted	---	---	---	---	$	---
Exercised	(105,675)	3.43	---	---

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52

The following table summarizes information about stock options outstanding:

	Outstanding Options					Exercisable Options

Range of Exercise Prices	Number Outstanding at July 2, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (In Millions)		Number Exercisable at July 2, 2006	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (In Millions)

$2.50 – $3.56	1,401,086	4.7	$2.82	$	---	1,357,755	$2.82	$	---
$3.57 – $5.96	27,513	1.1	5.86		---	27,513	5.86		---
$5.97 – $8.54	342,552	7.4	8.36		---	187,851	8.22		---
$2.50 – $8.54	1,771,151	5.1	$3.94		$16.5	1,573,119	$3.52		$15.3

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal year ended July 2, 2006 and July 3, 2005 was $1.2 million and $0.4 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal year ended July 2, 2006.

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

During the fiscal year ended July 2, 2006, the Company issued 57,751 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2005 award. In addition, the Company recorded compensation expense for the awards granted for fiscal 2006.

Compensation expense of $757,000 ($470,000 after tax) related to the LTIP was recorded in the fiscal year ended July 2, 2006, compared with $203,000 ($124,000 after tax) in the fiscal year ended July 3, 2005.

18.	LITIGATION AND CONTINGENICIES

In March 2004, the Company received notice from the Library of Congress (“LOC”) that the LOC was seeking financial restitution in the amount of $1.8 million stemming from the Company’s production of audiocassette machines during the period 1992 through 1996. The LOC claimed the machines were defective.  The Company disputed the LOC’s position.

During the fiscal year ended July 2, 2006, in order to avoid future legal expenses, the Company paid $50,000 to settle all claims related to this issue, without an admission of liability.

In March 2005, the Company entered into a contract with Northrop Grumman Corporation to supply equipment used on mail sorting machines. The equipment to be manufactured and the services to be performed have undergone hundreds of design and component changes. The Company has negotiated  a settlement of the claims arising from these changes.  During the year ended July 2, 2006, the Company recovered its costs under the claim.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per-share amounts)

	October 2,	January 1,	April 2,	July 2,
FY2006	2005	2006	2006	2006

Net sales	$39,639	$48,147	$47,273	$55,030

Cost of sales	30,141	37,680	37,483	43,795
Selling and administrative expense	5,625	5,835	5,509	6,068
Interest expense	404	449	554	676
Other (income) expense, net	(33)	(114)	17	35

Net earnings before income taxes	3,502	4,297	3,710	4,456
Income tax expense	1,471	1,634	1,405	1,746

Net earnings	$2,031	$2,663	$2,305	$2,710

Basic net earnings per share:
Basic net earnings	$0.13	$0.18	$0.15	$0.18

Average shares outstanding	15,084	15,149	15,187	15,203

Diluted earnings per share:
Diluted net earnings	$0.13	$0.17	$0.14	$0.17

Average diluted shares outstanding	16,069	16,056	16,125	16,163

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(continued)

	October 3,	January 2,	April 3,	July 3,
FY2005	2004	2005	2005	2005

Net sales	$43,634	$48,718	$44,837	$45,105

Cost of sales	33,594	38,176	34,706	34,704
Selling and administrative expense	5,858	5,812	5,972	5,337
Interest expense	514	405	426	402
Other (income) expense, net	(89)	(113)	(228)	(47)

Net earnings before income taxes	3,757	4,438	3,961	4,709
Income tax expense	1,454	1,717	954	1,870

Net earnings	$2,303	$2,721	$3,007	$2,839

Basic net earnings per share:
Basic net earnings	$0.15	$0.18	$0.20	$0.19

Average shares outstanding	14,975	15,006	15,026	15,048

Diluted earnings per share:
Diluted net earnings	$0.15	$0.17	$0.19	$0.18

Average diluted shares outstanding	15,664	15,816	15,938	16,061

LaBarge, Inc.
SELECTED FINANCIAL DATA
(amounts in thousands except per-share amounts)

	Year Ended

	July 2,	July 3,	June 27,	June 29,	June 30,
	2006	2005	2004	2003	2002

Net sales	$190,089	$182,294	$131,510	$102,901	$117,190
Pretax earnings from
continuing operations	15,964	16,865	11,503	5,076	6,687
Net earnings from
continuing operations	9,708	10,870	6,971	3,319	4,361

Discontinued operations:
Loss from operations,
net of taxes	---	---	(114)	(859)	(431)
Gain (loss) on disposal,
net of taxes	---	---	12	(212)	---

Net earnings	$9,708	$10,870	$6,869	$2,248	$3,930

Basic earning (loss) per share:
Net earnings from
continuing operations	$0.64	$0.72	$0.47	$0.22	$0.29
Net loss from
discontinued operations	---	---	(0.01)	(0.07)	(0.03)

Basic net earnings	$0.64	$0.72	$0.46	$0.15	$0.26

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.60	$0.68	$0.45	$0.22	$0.28
Net earnings (loss) from
discontinued operations	---	---	(0.01)	(0.07)	(0.02)

Diluted net earnings	$0.60	$0.68	$0.44	$0.15	$0.26

Total assets	$140,350	$119,937	$117,958	$67,162	$68,206
Long-term debt	41,668	21,605	26,270	6,669	7,047

No cash dividends have been paid during the aforementioned periods.

The Company’s interest in the Network Technologies Group was reported as a discontinued operation (see Note 2).  Accordingly, the operating results of Network Technologies Group for fiscal years 2002, 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle Electronics LLC in fiscal year 2004.  See Note 2 to the financial statements.

Stock Price and Cash Dividends:  LaBarge, Inc.’s Common Stock is listed on the American Stock Exchange, under the trading symbol of “LB.”  As of September 5, 2006, there were 2,126 holders of record of LaBarge, Inc.’s Common Stock.  The following table indicates the quarterly high and low sales prices for the stock for the fiscal years 2006 and 2005, as reported by the American Stock Exchange.

2005-2006	High	Low
July – September	$22.00	$12.02
October – December	15.15	12.80
January – March	17.76	13.90
April – June	16.43	10.68

2004-2005	High	Low
July – September	$ 9.00	$ 6.68
October – December	13.50	7.85
January – March	13.75	9.70
April – June	18.40	12.01

The Company has paid no cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions.

LaBarge, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
       Certain sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Legal Proceedings.”  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions as discussed in Item 1A, “Risk Factors.”

       Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview

The Company’s electronics manufacturing services (“EMS”) business has been its principal business since 1985.  The Company designs, engineers and produces sophisticated electronic systems and devices, and complex interconnect systems on a contract basis for its customers.  The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration.  Customers are served in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, natural resources, industrial, and other commercial markets.  Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  During fiscal years 2003 and 2004, the Company exited its ScadaNET Network™ businesses.

On February 17, 2004, the Company acquired substantially all of the assets of Pinnacle Electronics LLC.  The acquired assets supplement the Company’s electronics manufacturing services business with a leased location in metropolitan Pittsburgh, Pennsylvania, adding substantial commercial/industrial sales to the Company’s customer mix.  Pinnacle’s commercial/industrial market expertise, supported by a strong management team, supplements the Company’s historic position in the government/defense marketplace.

The Pittsburgh operation designs, engineers and manufactures printed circuit card assemblies, cables and harnesses, full “box-build” assemblies and electronic/electromechanical systems for customers in a variety of commercial/industrial markets.  The Company believes there will be continued growth in these markets as the trend to outsource non-core-competency manufacturing continues.

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

Results of Operations – Fiscal 2006 – 2005 – 2004

Net Sales
(dollars in thousands)

		Fiscal Year Ended

	Change
	2006 vs. 2005	2006	2005	2004

Net sales	$7,795	$190,089	$182,294	$131,510

The primary contributors to the 4.3% increase in sales in fiscal year 2006 were: (i) shipments to government systems customers, primarily postal automation equipment and airport security equipment, which generated sales of $18.7 million versus $7.6 million in 2005 and $13.4 million in 2004; and (ii) shipments of capital equipment to natural resources customers including downhole tools and industrial mining equipment representing $38.9 million of sales versus $35.1 million in 2005 and $18.6 million in 2004. Shipments to defense customers $75.8 million in fiscal 2006, versus $81.2 million in 2005 and $62.6 million in 2004.  LaBarge provided cables and electronic assemblies for a variety of defense applications including aircraft, radar systems and shipboard programs. Sales in fiscal year 2005included a full year of the results of the Pittsburgh operation, which generated $53.0 million in sales versus $17.6 million in fiscal year 2004.

Sales to the Company’s 10 largest customers represented 69% of total revenue in fiscal 2006 versus 72% in fiscal 2005 and 73% in fiscal 2004.  The Company’s top three customers for fiscal 2006 and the portion of total sales they represented were as follows:  Owens-Illinois, Inc., 12%; Northrop Grumman Corporation, 12%; and Schlumberger Ltd., 11%.

The backlog for the Company at July 2, 2006 was $183.9 million, compared with $164.9 million at July 3, 2005, an increase of 11.5%.  The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company’s core competencies and the application of those competencies to the outsourcing needs of targeted large customers in a variety of industries.  Approximately $38.9 million of the backlog at fiscal 2006 year-end is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts.  This compares with $32.4 million at fiscal year-end 2005. Approximately one-third of consolidated sales is booked and shipped within the same fiscal year.  The balance of the year’s sales is shipped from the prior year’s ending backlog.

Continued strength in the majority of the Company’s markets, plus the record backlog at July 2, 2006, contribute to the Company’s expectation for higher sales in fiscal 2007.

Gross Profit
(dollars in thousands)

			Fiscal Year Ended

	Change
	2006 vs. 2005		2006	2005	2004

Gross profit	$(124)		$40,990	$41,114	$30,372
Gross margin	100	bp	21.6%	22.6%	23.1%

The gross profit margin for fiscal 2006 declined 1 percentage point from 2005, but remained within the Company’s historical range. The Company bids each new contract at a unique margin determined by its estimate of expected costs and competitive factors.  As a result, the Company expects that individual contract margins will fluctuate.  Total gross margin generally runs in a range of approximately 20% to 23% and the Company expects that range will continue in the foreseeable future. The Company defines gross profit as net sales less cost of sales.

Selling and Administrative Expense
(dollars in thousands)

			Fiscal Year Ended

	Change
	2006 vs. 2005		2006	2005	2004

Selling and administrative expense	$58		$23,037	$22,979	$18,828
Percent of sales	50	bp	12.1%	12.6%	14.3%

Selling and administrative expense in fiscal 2006 increased modestly from 2005 through a combination of higher salaries ($1.1 million), the cost associated with SFAS No. 123R ($0.6 million) and reduced incentive compensation ($1.8 million).

Selling and administrative expense increased in fiscal 2005, compared with fiscal 2004, primarily as a result of the inclusion of the Pittsburgh operation for a full year ($2.0 million), higher professional fees due to Sarbanes-Oxley compliance ($0.5 million), higher compensation costs due to higher headcount and wage inflation  ($1.0 million), and higher accrued compensation costs due to improved performance in fiscal year 2005 ($0.3 million). As a percent of sales, selling and administrative expenses declined due to leverage on certain fixed expenses at higher sales levels.

Interest Expense
(dollars in thousands)

		Fiscal Year Ended

	Change
	2006 vs. 2005	2006	2005	2004

Interest expense	$336	$2,083	$1,747	$718

Interest expense increased in fiscal 2006 from prior years due to higher average debt levels to finance higher average levels of working capital throughout the year and higher average interest rates.

Interest expense increased in fiscal 2005 from the prior year due to higher average debt levels, significantly impacted by the borrowing of approximately $30 million to fund the acquisition of Pinnacle in February 2004.

Tax Expense from Continuing Operations
(dollars in thousands)

		Fiscal Year Ended

	Change
	2006 vs. 2005	2006	2005	2004

Tax expense from continuing operations	$261	$6,256	$5,995	$4,532

The effective income tax rate for fiscal 2006 was 39%, compared with 36% and 39% in fiscal years 2005 and 2004, respectively.  The income tax provision is fiscal year 2006 was impacted by additional Sub Part F income from the Company’s investment in its offshore captive insurance company.

The decrease in the tax rate in fiscal year 2005 versus the prior year reflects the recognition of certain research and experimentation tax credits ($245,000), previously reserved.

Discontinued Operations, Net of Tax
(dollars in thousands)

	Fiscal Year Ended

	2006		2005		2004

Loss from discontinued operations,
(less applicable income tax benefit of $70, respectively)	$	---	$	---	$(114)

Income on disposal of discontinued
operations of $20 (less applicable income tax expense of $8)	$	---	$	---	$12

Discontinued operations arose from the sale of the non-railroad ScadaNET Network™ remote equipment monitoring business in August 2003.  See Note 2, “Acquisition, Discontinued Operations and Investments.”

Net Earnings and Earnings Per Share
(dollars in thousands, except per-share data)

	Fiscal Year Ended

	2006	2005	2004

Net earnings from continuing operations	$9,708	$10,870	$6,971
Net loss from discontinued operations	---	---	(114)
Gain on disposal, net of tax	---	---	12

Net earnings	$9,708	$10,870	$6,869

Basic net earnings per share:
Net earnings from continuing operations	$0.64	$0.72	$0.47
Loss from discontinued operations	---	---	(0.01)

Basic net earnings	$0.64	$0.72	$0.46

Diluted earnings per share:
Net earnings from continuing operations	$0.60	$0.68	$0.45
Loss from discontinued operations	---	---	(0.01)

Diluted net earnings	$0.60	$0.68	$0.44

Fiscal  2006 included 52 weeks of operations, compared with 53 weeks in fiscal 2005 and 52 weeks in fiscal 2004.

Financial Condition and Liquidity

The following shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt
(dollars in thousands)

	Fiscal Year Ended

	2006	2005

Stockholders’ equity	$64,834	$53,830
Debt	41,668	27,916

The Company’s continuing operations used $8.6 million of cash in fiscal 2006 compared with providing $13.3 million in fiscal 2005.  Net changes in advance payments from customers were a use of $7.1 million and contributed $1.1 million to cash flow from continuing operations in fiscal 2006 and fiscal 2005. Day’s sales outstanding declined in fiscal 2006 to 45 days from 50 days in fiscal 2005.  Inventory turned 3.1 times in fiscal 2006 versus 3.2 times in fiscal 2005. The increase in inventory was for material acquired for contracts with expected delivery to occur within the next 12 to 15 months. Increases in accounts receivable and inventory in fiscal 2006 were major contributors to the negative cash flow from operations. The Company expects improvements in both these measures to increase cash flow from operations in the coming fiscal year, as year-end accounts receivable balances are collected and inventories are utilized to support fiscal 2007 shipments.

Investing activities, primarily capital expenditures, used $4.4 million in fiscal 2006. Currently, the Company’s total debt-to-equity ratio is .64 to 1 versus .52 to 1 at the end of fiscal 2005.

Overall, management believes availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

The following shows LaBarge’s contractual obligations as of July 2, 2006:

(dollars in thousands)

Payment Due by Period

Contractual Obligations		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years

Long-term debt and capital lease obligations	$22,193	$5,791	$11,490	$4,912	$ ---
Operating lease obligations	9,789	2,055	2,881	2,066	2,787

Total	$31,982	$7,846	$14,371	$6,978	$2,787

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in Note 1 of the Notes to the Consolidated Financial Statements.

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customers’ request, the Company will recognize revenue when ownership passes. As of July 2, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $2.4 million and $2.0 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the years ended July 2, 2006 and July 3, 2005, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.9 million and $1.0 million, respectively.

Goodwill and Other Intangibles
The Company has adopted SFAS No. 142. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2006, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Recently Issued Accounting Standards
In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal 2008 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.