Form 10-Q
period 2006-10-01
LABARGE INC
filed 2006-11-07
CIK 57139

3 SECURITIES AND EXCHANGE COMMISSION
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended October 1, 2006
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of October 1, 2006: 15,247,617 shares of common stock.

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

LaBarge, Inc.

FORM 10-Q

For the Quarter Ended October 1, 2006

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

Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

TableofContents

	Three Months Ended

	October 1, 2006	October 2, 2005

Net sales	$49,900	$39,639
Cost and expenses:
Cost of sales	39,243	30,141
Selling and administrative expense	5,991	5,625
Interest expense	651	404
Other (income) and expense, net	44	(33)

Earnings before income taxes	3,971	3,502
Income tax expense	1,560	1,471

Net earnings	$2,411	$2,031

Basic net earnings per share:
Basic net earnings	$0.16	$0.13

Average common shares outstanding	15,121	15,084

Diluted net earnings per share:
Diluted net earnings	$0.15	$0.13

Average diluted common shares outstanding	15,984	16,069

  See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

TableofContents

	October 1, 2006	July 2, 2006

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,600	$947
Accounts and other receivables, net	27,058	29,759
Inventories	56,728	53,819
Prepaid expenses	1,597	1,743
Deferred tax assets, net	1,437	1,395

Total current assets	88,420	87,663

Property, plant and equipment, net	20,878	20,453
Intangible assets, net	2,604	2,743
Goodwill, net	24,292	24,292
Other assets, net	5,349	5,199

Total assets	$141,543	$140,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,750	$19,475
Current maturities of long-term debt	6,042	5,791
Trade accounts payable	16,775	15,714
Accrued employee compensation	8,218	7,783
Other accrued liabilities	3,377	1,961
Cash advances	8,995	5,395

Total current liabilities	56,157	56,119

Long-term advances from customers for purchase of materials	2,621	2,760
Deferred tax liabilities, net	113	235
Long-term debt	15,017	16,402

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at October 1, 2006 and July 2, 2006, including shares in treasury	158	158
Additional paid-in capital	15,491	15,185
Retained earnings	54,843	52,431
Less cost of common stock in treasury, shares of 525,636 at October 1, 2006 and 606,262 at July 2, 2006	(2,857)	(2,940)

Total stockholders’ equity	67,635	64,834

Total liabilities and stockholders’ equity	$141,543	$140,350

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Thousands)

TableofContents

	Three Months Ended

	October 1, 2006	October 2, 2005

Cash flows from operating activities:
Net earnings	$2,411	$2,031
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,240	1,075
Stock-based compensation	332	475
Other than temporary impairment of investment	105	---
Realized gain on sale of investment	---	(5)
Deferred taxes	(164)	(169)
Other	(3)	---
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	2,681	2,484
Inventories	(2,909)	(3,987)
Prepaid expenses	146	(111)
Trade accounts payable	936	2,382
Accrued liabilities	2,124	(1,371)
Advance payments	3,461	(1,354)

Net cash provided by operating activities	10,360	1,450

Cash flows from investing activities:
Additions to property, plant and equipment	(1,229)	(1,078)
Proceeds from disposal of property and equipment	5	62
Additions to other assets and intangibles	(428)	(92)
Proceeds from sale of other assets and intangibles	20	---

Net cash (used) by investing activities	(1,632)	(1,108)

Cash flows from financing activities:
Borrowings on revolving credit facility	13,450	12,525
Payments of revolving credit facility	(20,175)	(10,675)
Borrowings of long-term debt	250	---
Repayments of long-term senior debt	(1,384)	(1,100)
Issuance of stock	381	163
Purchase of treasury stock	(597)	(96)

Net cash (used) provided by financing activities	(8,075)	817

Net increase in cash and cash equivalents	653	1,159
Cash and cash equivalents at beginning of year	947	820

Cash and cash equivalents at end of period	$1,600	$1,979

Non-cash transactions:
Increase in capital lease obligations	$	---	$304

See accompanying notes to consolidated financial statements.

TableofContents

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at October 1, 2006, the related consolidated statements of income for the three months ended October 1, 2006 and October 2, 2005, and the consolidated statements of cash flows for the three months ended October 1, 2006 and October 2, 2005, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Stock-Based Compensation
For the three months ended October 1, 2006, total stock-based compensation was $0.3 million ($0.2 million after tax), equivalent to earnings per basic and diluted share of $0.01. For the three months ended October 2, 2005, total stock based compensation was $0.5 million ($0.3 million after tax), or $0.02 for both basic and diluted earnings per share.

As of October 1, 2006, the total unrecognized compensation expense related to nonvested awards was $0.9 million pretax, and the period over which it is expected to be recognized is approximately 1.4 years. At October 1, 2005, the total unrecognized compensation expense, including stock options and performance units, was $1.2 million pretax, and the period over which it was expected to be recognized was 1.4 years.

No stock options were issued in the fiscal quarters ended October 1, 2006 and October 2, 2005, respectively. On January 11, 2005, the Company awarded performance units to certain key executives tied to fiscal year 2007 financial performance. Compensation expense related to this award was recognized in the 2007 first fiscal quarter, but no shares are included in the dilutive shares, as the performance condition had not been met at October 1, 2006.

All stock options outstanding at October 1, 2006 and October 2, 2005 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements,”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITF consensus would require that the deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

If ratified, EITF 06-4 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-04 on its consolidated financial statements.

In September 2006, FASB’s EITF reached a consensus on EITF Issue No. 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”).  This consensus explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The consensus would require policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered.

If ratified, EITF 06-5 becomes effective for the Company in its fiscal year ending June 29, 2008. The Company is currently evaluating the impact of EITF 06-5 on its consolidated financials.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended

	October 1,	October 2,
	2006	2005

Gross sales	$50,046	$39,907
Less sales discounts	146	268

Net sales	$49,900	$39,639

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

For the three months ended October 1, 2006, the Company’s three largest customers, and the percentage of revenues each contributed, were Schlumberger Ltd., 14%; Northrop Grumman Corp, 9%; and Owens-Illinois, Inc., 9%.  For the three months ended October 2, 2005, the Company’s three largest customers, and the percentage of revenues each contributed, were Owens-Illinois, Inc., 12%; Schlumberger Ltd., 11%; and Lockheed Martin Corp., 8%.
3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Billed shipments, net of progress payments	$26,400	$28,886
Less allowance for doubtful accounts	178	174

Trade receivables, net	26,222	28,712
Other current receivables	836	1,047

	$27,058	$29,759

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

Included in other receivables at October 1, 2006 was $0.6 million of unbilled receivables related to an equitable price adjustment for units already shipped on a contract that was terminated for convenience and settled in September 2006.  Included in other receivables at July 2, 2006 was $0.9 million related to a contractually guaranteed reimbursement for a manufacturing feasibility study. This amount was collected in September 2006.

At October 1, 2006, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable those amounts represented were $3.5 million, 13%; $2.4 million, 9%; and $2.2 million, 8%. This compares with $4.9 million, 17%, $2.4 million, 8%; and $2.1 million, 7% at July 2, 2006.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Raw materials	$38,124	$35,889
Work in progress	18,604	17,930

	$56,728	$53,819

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the three months ended October 1, 2006 and October 2, 2005, expense for obsolescence charged to income before taxes was $0.2 million and $0.1 million, respectively.

TableofContents

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Software	$3,358	$3,228
Less accumulated amortization	2,760	2,661

Net software	598	567

Customer list	3,400	3,400
Less accumulated amortization	1,493	1,351

Net customer list	1,907	2,049

Other, net	99	127

Total intangible assets, net	$2,604	$2,743

Intangibles are amortized over a three-to-six-year period.  Amortization expense was $280,000 and $283,000 for the three months ended October 1, 2006 and October 2, 2005, respectively.

The Company anticipates that amortization expense will approximate $1.3 million for fiscal year 2007, $1.2 million for fiscal year 2008, $1.1 million for fiscal year 2009, $0.8 million for fiscal year 2010 and $0.5 million for fiscal year 2011.

6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

There were no changes in the carrying amount of goodwill at October 1, 2006 and July 2, 2006.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Cash value of life insurance	$4,462	$4,285
Deposits, licenses and other, net	499	390
Securities held for sale	159	264
Deferred financing costs, net	157	173
Other	72	87

	$5,349	$5,199

The Company’s investment in securities held for sale of $159,000 at October 1, 2006 consists of approximately 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable.

In the quarter ended October 1, 2006, the Company booked an other-than-temporary write down of the remaining shares, resulting in the recognition of $105,000 pretax expense.

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$12,750	$19,475
Interest rate at quarter-end	7.27%	7.28%
Average amount of short-term borrowings
outstanding during period	$15,773	$8,729
Average interest rate for fiscal quarter	7.44%	6.85%
Maximum short-term borrowings at
any month-end	$16,675	$19,475

Senior long-term debt:
Senior lender:
Term loan	$14,500	$15,750
Mortgage loan	5,419	5,483
Other	1,140	960

Total senior long-term debt	21,059	22,193
Less current maturities	6,042	5,791

Long-term debt, less current maturities	$15,017	$16,402

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in February 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At October 1, 2006, the unamortized amount was $157,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 1, 2006, outstanding loans under the revolving credit facility were $12.8 million.  Letters of credit outstanding were $1.5 million, and $15.7 million was available at October 1, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 1, 2006, the amount outstanding was $14.5 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the quarter-ended period, interest expense was reduced by $50,000.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 1, 2006, the average rate including the effect of the interest rate cap was approximately 6.70%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of October 1, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 1, 2006 was $5.4 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 1, 2006, the average rate was approximately 5.64%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at October 1, 2006 was $329,000.

Capital Lease Obligations:
In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at October 1, 2006 was $557,000.

City of Joplin Loan:

In September 2006, the Company acquired a loan from the City of Joplin, Missouri, in the amount of $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$4,407
2008	………………………………………………………	6,553
2009	………………………………………………………	4,937
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$21,059

9.	CASH FLOWS

Total cash payments for interest for the three months ended October 1, 2006 and October 2, 2005 amounted to $646,000 and $363,000, respectively.  Net cash payments for federal and state income taxes were $0 and $745,000 for the three months ended October 1, 2006 and October 2, 2005, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except per-share amounts)

	October 1,	October 2,
	2006	2005

Net earnings	$2,411	$2,031

Basic net earnings per share	$0.16	$0.13

Diluted net earnings per share	$0.15	$0.13

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and vesting of restrictive stock by using the treasury stock method.

(share amounts in thousands)

	Three Months Ended

	October 1,	October 2,
	2006	2005

Average common shares outstanding -- basic	15,121	15,084
Dilutive options and restrictive shares	863	985

Adjusted average common shares outstanding -- diluted	15,984	16,069

All stock options outstanding and nonvested restricted shares at October 1, 2006 and October 2, 2005 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The restricted shares vest over the next two fiscals years.

11.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at October 1, 2006 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company has always recognized as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the three months ended October 1, 2006, stock-based compensation attributable to the adoption of Share-Based Payment No. 123R, (“SFAS No. 123R”) was $61,000 ($37,000 after tax), equivalent to $0.00 per basic and diluted share. For the three months ended October 2, 2005, stock-based compensation attributable to the adoption of SFAS No. 123R was $244,000 ($153,000 after tax), equivalent to earnings per basic and diluted share of $0.01.

As of October 1, 2006, the total unrecognized compensation expense related to nonvested awards was $0.9 million pretax, and the period over which it is expected to be recognized is approximately 1.4 years. As of October 2, 2005, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $1.2 million pretax, and the period over which it was expected to be recognized was approximately 1.4 years.

A summary of the Company’s Plans as of October 1, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52
Canceled	(2,000)		---	---
Exercised	(51,275)		---	---
Outstanding at October 1, 2006	1,717,876	$3.88	1,717,876	$3.88

__________

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at October 1, 2006	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (In Millions)
$2.50 - 3.56	1,386,086	4.4	$2.81 $	---
$3.57 - 5.96	27,513	0.9	5.86	---
$5.97 - 8.54	304,277	7.9	8.54	---
	1,717,876	4.9	$3.88	$11.2

___________

(1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended October 1, 2006 was $0.2 million. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three months ended October 1, 2006 or October 2, 2005.

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

Upon achievement of the performance goals, restricted shares are awarded in the employee’s name, but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled.

During the three months ended October 1, 2006, the Company issued 79,693 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2006 award. In addition, the Company recorded compensation expense for the awards granted for fiscal 2007. During the three months ended October 2, 2005, the Company issued 56,251 shares of restricted stock subject to the two-year vesting condition associated with the 2005 award.

Compensation expense of $260,000 ($160,000 after tax) related to the LTIP was recorded in the three-month period ended October 1, 2006, compared with $218,000 ($136,000 after tax) in the three-month period ended October 2, 2005.

The weighted-average grant date fair value of the restricted stock issued during the three months ended October 1, 2006 was $13.27 per share. The weighted-average grant date fair value of the restricted stock issued during the three months ended October 2, 2005 was $18.00 per share.

TableofContents

LaBARGE, INC.
FORM 10-Q

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

       Certain sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Legal Proceedings.”  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions as discussed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended July 2, 2006.

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

The Company markets its services to customers who are looking for an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,250 people, including approximately 1,060 people (of which 46 are engineers) who provide support for production activities and approximately 190 people who provide administrative support.

Results of Operations - Three Months Ended October 1, 2006

Net Sales
(dollars in thousands)

		Three Months Ended

		October 1,	October 2,
	Change	2006	2005

Net sales	25.9%	$49,900	$39,639

The primary contributor to fiscal 2007 first-quarter revenues was shipments to defense customers that generated $18.5 million of sales versus $16.4 million in 2006. During the current fiscal year’s first quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $11.1 million of fiscal 2007 first-quarter revenues, compared with $8.3 million in the year-ago period.  Sales to industrial customers represented $7.6 million of fiscal 2007 first-quarter revenues, compared with $7.2 million in the year-ago period. Sales to government systems customers represented $5.9 million of fiscal 2007 first-quarter revenues, compared with $1.7 million in the year-ago period, largely due to the result of shipments of postal automation and airport security equipment.

Sales to the Company’s 10 largest customers represented 69% of total revenue in the first quarter of fiscal 2007 versus 68% for the same period of fiscal 2006.  The Company’s top three customers and the portion of total fiscal 2007 first-quarter sales they represented were as follows:  Schlumberger Ltd., 14%; Northrop Grumman Corp., 9%, and Owens-Illinois, Inc., 9%.

The backlog of unshipped orders at October 1, 2006 was $211.8 million, up 15% compared with $183.9 million at July 2, 2006, and up 28% from $164.9 million at October 2, 2005. The growth in backlog is the result of a sales and marketing effort that focuses on the needs of targeted large customers in a variety of industries. Approximately $51.9 million of the backlog at the quarter ended October 1, 2006 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in the related contracts. This compares with $38.9 million at fiscal 2006 year-end.

Gross Profit
(dollars in thousands)

Three Months Ended

	Change		October 1, 2006	October 2, 2005

Gross profit Gross margin	$1,159 (2.6)	bp	$10,657 21.4%	$9,498 24.0%

The Company’s gross profit margin percentage generally runs in a range of 20% to 23%, and gross margin for the three months ended October 1, 2006 was within this range. An unusually favorable sales mix in the three months ended October 2, 2005 pushed our gross margin slightly higher than our historical range.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended

	Change		October 1, 2006	October 2, 2005

Selling and administrative expenses	$366		$5,991	$5,625
Percent of sales	(2.2)	bp	12.0%	14.2%

Selling and administrative expenses increased over prior periods primarily as a result of an increase in compensation cost of $0.2 million due to wage inflation and headcount increase, an increase in commissions of $0.1 million due to higher sales, and an increase in moving expense of $0.1 million, offset by a $0.1 million reduction of contract labor.

As a percentage of sales, selling and administrative expenses decreased on higher sales volume.

Interest Expense
(dollars in thousands)

	Three Months Ended

	Change	October 1, 2006	October 2, 2005

Interest expense	$247	$651	$404

Interest expense increased for the three months ended October 1, 2006.  The increase reflects higher average debt levels and higher average interest rates.

Average interest rates during the period were 6.5%, compared with 5.1% in the comparable quarter.

Tax Expense from Continuing Operations
(dollars in thousands)

	Three Months Ended

	Change	October 1, 2006	October 2, 2005

Tax expense from operations	$89	$1,560	$1,471

The income tax rate was 39.3% and 42.0% for the periods ended October 1, 2006 and October 2, 2005, respectively. The higher tax rate in the year-ago period reflected additional Sub Part F income from the Company’s investment in an offshore captive insurance company. The effective income tax rate for the three-month period ended October 1, 2006, excluding the impact of the additional Sub Part F income, was 38.4%, compared with 37.5% for the three-month period ended October 2, 2005.  The increase in the effective tax rate in the current-year period is due to the lapse of research and engineering credits, which expired in December 2005.

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	October 1,	July 2,
	2006	2006

Stockholders’ equity	$67,635	$64,834
Debt	33,809	41,668

The Company’s continuing operations provided $10.4 million of net cash for the three months ended October 1, 2006.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility with up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 1, 2006, outstanding loans under the revolving credit facility were $12.8 million.  Letters of credit outstanding were $1.5 million, and $15.7 million was available at October 1, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of October 1, 2006, the amount outstanding was $14.5 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the quarter-ended period, interest expense was reduced by $50,000.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 1, 2006, the average rate including the effect of the interest rate cap was approximately 6.70%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of October 1, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at October 1, 2006 was $5.4 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended October 1, 2006, the average rate was approximately 5.64%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at October 1, 2006 was $329,000.

Capital Lease Obligations:

In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at October 1, 2006 was $557,000.

City of Joplin Loan:

In September 2006, the Company acquired a loan from the City of Joplin, Missouri in the amount $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$4,407
2008	………………………………………………………	6,553
2009	………………………………………………………	4,937
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$21,059

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.   The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customers’ request, the Company will recognize revenue when ownership passes. As of October 1, 2006 and October 2, 2005, the Company has recognized revenue under these arrangements of $2.4 million and $1.7 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended October 1, 2006 and October 2, 2005, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.2 million and $0.1 million, respectively.

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

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements,”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITF consensus would require that the deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

If ratified, EITF 06-4 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-04 on its consolidated financial statements.

In September 2006, FASB’s EITF reached a consensus on EITF Issue No. 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”).  This consensus explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The consensus would require policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered.

If ratified, EITF 06-5 becomes effective for the Company in its fiscal year ending June 29, 2008. The Company is currently evaluating the impact of EITF 06-5 on its consolidated financials.

TableofContents

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three months ended October 1, 2006 and October 2, 2005 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of October 2, 2006, the Company had $33.8 million in total debt.  Industrial revenue bonds totaling $329,000 and the City of Joplin Loan for $250,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $33.5 million is subject to fluctuation. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. The additional interest cost to the Company if interest rates increased 1% would be approximately $186,000 for one year.

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

The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are functioning effectively at the reasonable assurance level.  The Company’s disclosure controls are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During our first fiscal quarter, there were no significant changes in internal controls over financial reporting identified in connection with the evaluation that have materially affected or that are reasonably likely to materially affect these controls.

PART II

TableofContents

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 3 - July 30	---	---	---	---

July 31 - August 27	---	---	---	---

August 28 - October 1	45,500	$10.34	45,500	888,600

Total	45,500	$10.34	45,500	888,600

(1)  Shares repurchased under resolution of the Board of Directors dated August 23, 2006, authorizing repurchase of up to 1,000,000 shares. Authorization expires on June 29, 2008.

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date:  November 6, 2006

/S/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President
and Chief Financial Officer
(Principal Financial Officer)