Form 10-Q
period 2006-12-31
LABARGE INC
filed 2007-02-07
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
or
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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of February 5, 2007: 15,235,307 shares of common stock.

This document constitutes part of a prospectus covering securities that have been registered under the Securities Act of 1933.

LaBarge, Inc.

FORM 10-Q

For the Quarter Period Ended December 31, 2006

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits

Signature

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per-Share Amounts)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net sales	$60,820	$48,147	$110,720	$87,786

Costs and expenses:
Cost of sales	48,314	37,680	87,557	67,821
Selling and administrative expense	6,800	5,835	12,791	11,460
Interest expense	564	449	1,215	853
Other expense and (income), net	(64)	(114)	(20)	(146)

Earnings before income taxes	5,206	4,297	9,177	7,798
Income tax expense	2,009	1,634	3,569	3,105

Net earnings	$3,197	$2663	$5,608	$4,693

Basic net earnings per common share:
Basic net earnings	$0.21	$0.18	$0.37	$0.31

Average common shares outstanding	15,112	15,149	15,116	15,116

Diluted net earnings per share:
Diluted net earnings	$0.20	$0.17	$0.35	$0.29

Average diluted common shares outstanding	16,008	16,056	16,040	16,065

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	December 31, 2006	July 2, 2006

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,535	$947
Accounts and other receivables, net	27,940	29,759
Inventories	57,055	53,819
Prepaid expenses	1,129	1,743
Deferred tax assets, net	1,278	1,395

Total current assets	88,937	87,663

Property, plant and equipment, net	20,976	20,453
Intangible assets, net	2,361	2,743
Goodwill, net	24,292	24,292
Other assets, net	5,436	5,199

Total assets	$142,002	$140,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,350	$19,475
Current maturities of long-term debt	6,301	5,791
Trade accounts payable	19,089	15,714
Accrued employee compensation	9,141	7,783
Other accrued liabilities	1,996	1,961
Cash advances	6,571	5,395

Total current liabilities	55,448	56,119

Long-term advances from customers for purchase of materials	2,219	2,760
Deferred tax liabilities, net	---	235
Long-term debt	13,381	16,402

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at December 31, 2006 and July 2, 2006, including shares in treasury	158	158
Additional paid-in capital	15,909	15,185
Retained earnings	58,040	52,431
Accumulated other comprehensive loss	(53)	---
Less cost of common stock in treasury, shares of 537,867 at December 31, 2006 and 606,262 at July 2, 2006	(3,100)	(2,940)

Total stockholders’ equity	70,954	64,834

Total liabilities and stockholders’ equity	$142,002	$140,350

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts In Thousands)

	Six Months Ended

	December 31, 2006	January 1, 2006

Cash flows from operating activities:
Net earnings	$5,608	$4,693
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,485	2,236
Stock-based compensation	672	846
Realized gain on sale of investment	---	(30)
Other than temporary impairment of investments	105	---
Deferred taxes	(170)	(350)
Other	(1)	1
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	1,799	(4,342)
Inventories	(3,236)	(6,277)
Prepaid expenses	614	(229)
Trade accounts payable	3,256	5,663
Accrued liabilities	1,519	(3,260)
Advance payments	635	(4,218)

Net cash (used) provided by operating activities	13,286	(5,267)

Cash flows from investing activities:
Additions to property, plant and equipment	(2,284)	(2,052)
Proceeds from disposal of property and equipment	25	62
Additions to other assets and intangibles	(569)	(399)
Proceeds from sale of securities available for sale	---	89

Net cash (used) by investing activities	(2,828)	(2,300)

Cash flows from financing activities:
Borrowings on revolving credit facility	27,000	30,975
Payments of revolving credit facility	(34,125)	(21,900)
Borrowings of long-term debt	258	---
Repayments of long-term senior debt	(2,769)	(2,223)
Excess tax benefits from stock option	194	73
Issuance of stock	461	353
Purchase of treasury stock	(889)	(96)

Net cash (used) provided by financing activities	(9,870)	7,182

Net increase (decrease) in cash and cash equivalents	588	(385)
Cash and cash equivalents at beginning of year	947	820

Cash and cash equivalents at end of period	$1,535	$435

Non-cash transactions:
Increase in capital lease obligations	$8	$664

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at December 31, 2006, the related consolidated statements of income for the three and six months ended December 31, 2006 and January 1, 2006, and the consolidated statements of cash flows for the three and six months ended December 31, 2006 and January 1, 2006, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

Stock-Based Compensation
For the six months ended December 31, 2006 total stock-based compensation was $0.7 million ($0.4 million after tax), equivalent to earnings per basic and diluted share of $0.03. For the six months ended January 1, 2006, total stock based compensation was $0.8 million ($0.5 million after tax), or $0.04 and $0.03 for basic and diluted earnings per share, respectively.

As of December 31, 2006, the total unrecognized compensation expense related to nonvested awards was $0.7 million pretax, and the period over which it is expected to be recognized is approximately 1.2 years. At January 1, 2006, the total unrecognized compensation expense, including stock options and performance units, was $0.9 million pretax, and the period over which it was expected to be recognized was 1.4 years.

No stock options were issued in the six months ended December 31, 2006 and January 1, 2006, respectively. On January 11, 2005, the Company awarded performance units to certain key executives tied to fiscal year 2007 financial performance. Compensation expense related to this award was recognized in the six months ended December 31, 2006, but no shares are included in the dilutive shares, as the performance condition had not been met at December 31, 2006.

All stock options outstanding at December 31, 2006 and January 1, 2006 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (i.e., observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (i.e., unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

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

If ratified, EITF 06-4 becomes effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-4 on its consolidated financial statements.

In September 2006, FASB’s EITF reached a consensus on EITF Issue No. 06-05, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  This consensus explains how to determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The consensus would require policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered.

If ratified, EITF 06-5 becomes effective for the Company in its fiscal year ending June 29, 2008. The Company is currently evaluating the impact of EITF 06-5 on its consolidated financials.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Gross sales	$61,115	$48,407	$111,161	$88,314
Less sales discounts	295	260	441	528

Net sales	$60,820	$48,147	$110,720	$87,786

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Export sales did not exceed 10% of total sales in any period.

For the three months ended December 31, 2006, the Company’s three largest customers were Schlumberger Ltd., 12.9%; Northrop Grumman Corp., 11.4%; and L-3 Communications Holdings, Inc., 9.9%.  For the six months ended December 31, 2006, the Company’s three largest customers were Schlumberger, Ltd., 13.4%; Northrop Grumman Corp., 10.4%; and L-3 Communications Holdings, Inc., 8.6%.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Billed shipments, net of progress payments	$28,003	$28,886
Less allowance for doubtful accounts	198	174

Trade receivables, net	27,805	28,712
Other current receivables	135	1,047

	$27,940	$29,759

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At December 31, 2006, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $4.4 million, 16%; $2.6 million, 9%; and $2.6 million, 9%. This compares with $4.9 million, 17%; $2.4 million, 8%; and $2.1 million, 7% at July 2, 2006.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Raw materials	$36,651	$35,889
Work in progress	20,404	17,930

	$57,055	$53,819

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended December 31, 2006 and January 1, 2006, expense for obsolescence charged to income before taxes was $306,000 and $171,000, respectively.  For the six months ended December 31, 2006 and January 1, 2006, expense for obsolescence charged to income before taxes was $528,000 and $287,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Software	$3,368	$3,228
Less accumulated amortization	2,843	2,661

Net software	525	567

Customer list	3,400	3,400
Less accumulated amortization	1,634	1,351

Net customer list	1,766	2,049

Other, net	70	127

Total intangible assets, net	$2,361	$2,743

Intangibles are amortized over a three- to six-year period.  Amortization expense was $608,000 and $349,000 for the three months ended December 31, 2006 and January 1, 2006, respectively.

The Company anticipates that amortization expense will approximate $1.2 million for fiscal year 2007, $1.2 million for fiscal year 2008, $1.1 million for fiscal year 2009 and $0.7 million for fiscal year 2010.

6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at December 31, 2006 and July 2, 2006.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Cash value of life insurance	$4,545	$4,285
Deposits, licenses and other, net	536	390
Securities held for sale	72	264
Deferred financing costs, net	141	173
Long-term deferred tax asset	86	---
Other	56	87

	$5,436	$5,199

The Company’s investment in securities held for sale of $72,000 at December 31, 2006 consists of approximately 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable and is marked to market each quarter.

In the quarter ended December 31, 2006, the Company booked an $87,000 ($53,000 after-tax) as an other comprehensive loss. For the six months ended December 31, 2006, the Company recorded a $192,000 reduction of the investment with $87,000 treated as a temporary impairment and $105,000 treated as an other-than-temporary impairment.

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$12,350	$19,475
Interest rate at quarter-end	7.13%	7.28%
Average amount of short-term borrowings
outstanding during period	$13,753	$8,729
Average interest rate for period	7.38%	6.85%
Maximum short-term borrowings at
any month-end	$13,200	$19,475

Senior long-term debt:
Senior lender:
Term loan	$13,250	$15,750
Mortgage loan	5,355	5,483
Other	1,077	960

Total senior long-term debt	19,682	22,193
Less current maturities	6,301	5,791

Long-term debt, less current maturities	$13,381	$16,402

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in February 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At December 31, 2006, the unamortized amount was $141,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 31, 2006, outstanding loans under the revolving credit facility were $12.3 million.  Letters of credit outstanding were $1.5 million, and $16.2 million was available at December 31, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of December 31, 2006, the amount outstanding was $13.3 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three and six months ended December 31, 2006, interest expense was reduced by $49,000 and $99,000, respectively.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended December 31, 2006, the average rate including the effect of the interest rate cap was approximately 6.34%. For the six months ended December 31, 2006, the average rate including the effect of the interest rate cap was approximately 6.44%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of December 31, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at December 31, 2006 was $5.4 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the six months ended December 31, 2006, the average rate was approximately 5.93%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at December 31, 2006 was $290,000.

Capital Lease Obligations:
In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at December 31, 2006 was $534,000.

City of Joplin Loan:

In September 2006, the Company acquired a loan from the City of Joplin, Missouri, in the amount of $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$3,024
2008	………………………………………………………	6,558
2009	………………………………………………………	4,938
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$19,682

9.	CASH FLOWS

Total cash payments for interest for the three months ended December 31, 2006 and January 1, 2006 amounted to $0.6 million and $0.4 million, respectively.  Total cash payments for interest for the six months ended December 31, 2006 and January 1, 2006 amounted to $1.2 million and $0.7 million, respectively.  Net cash payments for both federal and state income taxes were $3.0 million for the three and six months ended December 31, 2006, compared with $3.9 million and $4.6 million for the three and six months ended January 1, 2006, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings (loss) per share are computed as follows:
(amounts in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net earnings	$3,197	$2,663	$5,608	$4,693

Basic net earnings per share	$0.21	$0.18	$0.37	$0.31

Diluted earnings per share	$0.20	$0.17	$0.35	$0.29

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(share amounts in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Average common shares outstanding -- basic	15,112	15,149	15,116	15,116
Dilutive options and nonvested restricted shares	896	907	924	949

Adjusted average common shares outstanding -- diluted	16,008	16,056	16,040	16,065

All stock options outstanding and nonvested restricted shares at December 31, 2006 were dilutive for the three and six months ended on that date. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years. The Company has awarded certain key executives performance units tied to the Company’s fiscal year 2007 financial performance. The compensation expense related to these awards is recognized quarterly, but no shares are included in the dilutive shares as the performance condition had not been met at December 31, 2006.

11.	SHARE-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at December 31, 2006 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company has always recognized as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the three months ended December 31, 2006, stock-based compensation attributable to the adoption of Share-Based Payment No. 123R, (“SFAS No. 123R”) was $0.00 ($0.00 after tax), equivalent to $0.00 per basic and diluted share. For the three months ended January 1, 2006 stock-based compensation attributable to the adoption of SFAS No. 123R was $371,000 ($232,000 after tax), or $0.02 for basic and $0.01 for diluted earnings per share.

For the six months ended December 31, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $62,000, ($38,000 aftertax) equivalent to $0.00 per basic and diluted shares.

As of December 31, 2006, the total unrecognized compensation expense related to nonvested awards was $0.7 million pretax, and the period over which it is expected to be recognized is approximately 1.2 years. As of January 1, 2006, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $0.9 million pretax, and the period over which it was expected to be recognized was approximately 1.2 years.

A summary of the Company’s Stock Option Plans as of December 31, 2006 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52
Canceled	(2,000)	8.54	---	---
Exercised	(51,275)	3.10	---	---

Outstanding at October 1, 2006	1,717,876	$3.88	1,717,876	$3.88

Canceled	---	---	--- $	---
Exercised	(2,000)	3.43	---	---

Outstanding at December 31, 2006	1,715,876	$3.88	1,715,876	$3.88

The following table summarizes information about stock options outstanding:

Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (In Millions)

$2.50 - 3.56	1,384,086	4.1	$2.81	---
$3.57 - 5.96	27,513	0.6	5.86	---
$5.97 - 8.54	304,277	7.7	8.54	---

	1,715,876	4.7	$3.88	$6.7

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three and six months ended December 31, 2006 was $15,000 and $265,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three and six months ended December 31, 2006 or January 1, 2006.

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

Upon achievement of the performance goals, restricted shares are awarded in the employee’s name, but are still subject to a two-year vesting condition. Unless otherwise specifically determined by the Human Resources Committee of the Board of Directors, if employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled.

During the six months ended December 31, 2006, the Company issued 79,693 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2006 award. In addition, the Company recorded compensation expense for the awards granted for fiscal 2007. During the six months ended January 1, 2006, the Company issued 57,751 shares of restricted stock subject to the two-year vesting condition associated with the 2005 award.

Compensation expense of $309,000 ($190,000 after tax) related to the LTIP was recorded in the three-month period ended December 31, 2006, compared with $218,000 ($136,000 after tax) in the three-month period ended January 1, 2006.

The weighted-average grant date fair value of the restricted stock issued during the six months ended December 31, 2006 was $13.27 per share. The weighted-average grant date fair value of the restricted stock issued during the three months ended January 1, 2006 was $18.00 per share.

LaBARGE, INC.
Item 2.	FORM 10-Q

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

The Company markets its services to customers who are looking for a manufacturing and engineering partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s manufacturing and engineering facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,255 people, including approximately 1,065 people, (of which 48 are engineers) who provide support for production activities and approximately 190 people provide administrative support.

Results of Operations - Three and Six Months Ended December 31, 2006
Net Sales
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net sales	$60,820	$48,147	$110,720	$87,786

The largest contributor to fiscal 2007 second-quarter revenues was shipments to defense customers that generated $18.9 million of sales, versus $19.5 million in the second quarter of fiscal 2006. During the current fiscal year’s second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs.  In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $14.5 million of fiscal 2007 second-quarter revenues, compared with $11.9 million in the year-ago period.  Sales to industrial customers represented $8.7 million of fiscal 2007 second-quarter revenues, compared with $7.2 million in the year-ago period. Sales to government systems customers represented $8.3 million of fiscal 2007 second-quarter revenue, compared with $4.2 million in the year-ago period, largely due to the shipments of postal automation equipment. Sales to commercial aerospace customers represented $6.7 million of fiscal year 2007 second-quarter revenues compared with $2.4 million in the year-ago period.

For the six months ended December 31, 2006, shipments to defense customers generated $37.4 million of sales, versus $23.6 million in 2006. During the current fiscal year’s first six months LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs. In addition, shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $25.6 million of fiscal 2007 year-to-date revenues, compared with $20.2 million in the year-ago period. Sales to industrial customers represented $16.3 million of fiscal 2007 revenues, compared with $14.4 million in the year-ago period. Sales to government systems customers represented $14.3 million of fiscal 2007 revenues, compared with $5.9 million in the year-ago period, largely due to the shipments of postal automation equipment. Sales to commercial aerospace customers generated $11.1 million of fiscal 2007 revenues, compared with $5.2 million in the year-ago period.

Sales to the Company’s 10 largest customers represented 72.4% of total revenue in the second quarter of fiscal 2007, compared with 71.3% for the same period of fiscal 2006.  The Company’s top three customers and the portion of total second-quarter sales they represented were as follows:  Schlumberger, Ltd., 12.9%; Northrop Grumman Corp., 11.4%; L-3 Communications Holdings, Inc.; 9.9%.

The backlog of unshipped orders at December 31, 2006 was $209.4 million, compared with  $183.9 million at July 2, 2006, and $179.0 million at January 1, 2006.  The growth in backlog is the result of a sales and marketing effort that focuses on the needs of targeted large customers in a variety of industries. Approximately $50.7 million of the backlog at December 31, 2006 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $38.9 million at fiscal year end 2006.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Gross profit	$12,506	$10,467	$23,163	$19,965
Gross margin	20.6%	21.7%	20.9%	22.7%

The Company’s gross profit margin percentage generally runs in a range of 20% to 23%, and gross margins for the three and six months ended December 31, 2006 were in this range.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Selling and administrative expenses	$6,800	$5,835	$12,791	$11,460
Percent of sales	11.2%	12.1%	11.6%	13.1%

Total selling and administrative expenses increased in the three months ended December 31, 2006 from the year-ago period due to:  higher salaries and wages ($0.4 million) as a result of increased head count and wage inflation; higher accrued incentive compensation expense ($0.3 million); and, a $0.1 million increase in sales commissions due to higher sales levels.

For the six months ended December 31, 2006, selling and administrative expenses increased versus the year-ago period primarily due to:  higher salaries and wages ($0.7 million) on increased headcount and wage inflation; higher accrued incentive compensation expense ($0.3 million); and, a $0.2 million increase in commissions due to higher sales levels.

For both the three- and six-month periods ended December 31, 2006, included in selling and administrative expenses was $61,000, attributable to the adoption of SFAS 123R, “Share-Based Payment.”

Interest Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Interest expense	$564	$449	$1,215	$853

Interest expense increased in the three and six months ended December 31, 2006, compared with the year-ago period due to higher average interest rates on higher average levels of short-term borrowings.

Average debt levels for the three- and six-month periods ended December 31, 2006 were $32.3 million and $34.9 million, respectively.

Average debt levels for the three- and six-month periods ended January 1, 2006 were $31.4 million and $29.6 million, respectively.

Average interest rates in the quarter ended December 31, 2006 were 6.34%, compared with 5.24% in the year-ago period. For the six months ended December 31, 2006, average interest rates were 6.44%, compared with 5.18% in the year-ago period.

Tax Expense
 (dollars in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Tax expense	$2,009	$1,634	$3,569	$3,105

The effective income tax rate for the three- and six-month periods ended December 31, 2006 was 38.3%.  For the three- and six-month periods ended January 1, 2006, the effective income tax rate was 37.5%.

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	December 31,	July 2,
	2006	2006

Stockholders’ equity	$70,920	$64,834
Debt	32,032	41,668

The Company’s operations provided $13.3 million of net cash for the six months ended December 31, 2006.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 31, 2006, outstanding loans under the revolving credit facility were $12.3 million.  Letters of credit outstanding were $1.5 million, and $16.2 million was available at December 31, 2006. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of December 31, 2006, the amount outstanding was $13.3 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three and six months ended December 31, 2006, interest expense was reduced by $49,000 and $99,000, respectively.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended December 31, 2006, the average rate including the effect of the interest rate cap was approximately 6.34%. For the six months ended December 31, 2006, the average rate including the effect of the interest rate cap was approximately 6.44%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of December 31, 2006.

Other Long-term Debt:
Mortgage Loan:
The Company has a $6.4 million term loan secured by the Company’s headquarters building in St. Louis, Missouri.  The loan repayment schedule is based on a 25-year amortization with a final balloon payment due in October 2009.  The balance at December 31, 2006 was $5.4 million.  Interest is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the six months ended December 31, 2006, the average rate was approximately 5.93%.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at December 31, 2006 was $290,000.

Capital Lease Obligations:
In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at December 31, 2006 was $534,000.

City of Joplin Loan:

In September 2006, the Company acquired a loan from the City of Joplin, Missouri, in the amount of $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$3,024
2008	………………………………………………………	6,558
2009	………………………………………………………	4,938
2010	………………………………………………………	4,861
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$19,682

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of December 31, 2006 and January 1, 2006, the Company has recognized revenue under these arrangements of $4.3 million and $4.1 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended December 31, 2006 and January 1, 2006, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.3 million and $0.2 million, respectively.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (i.e., observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (i.e., unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

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

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three and six months ended December 31, 2006 and January 1, 2006 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of December 31, 2006, the Company had $32.0 million in total debt.  Industrial revenue bonds totaling $291,000 and the City of Joplin Loan for $250,000 have a fixed rate and are not subject to interest rate risk.   The interest rate on the remaining $31.5 million is subject to fluctuation. On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Agreement caps the Company's exposure to 90-day LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. The additional interest cost to the Company if interest rates increased 1% would be approximately $227,000 for one year.

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

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 2 - October 29	---	---	---	---

October 30 - November 26	---	---	---	---

November 27 - December 31	21,300	$13.52	21,300	867,300

Total	21,300	$13.52	21,300	867,300

(1)  Shares repurchased under resolution of the Board of Directors dated August 23, 2006, authorizing repurchase of up to 1,000,000 shares. Authorization expires on August 23, 2007.

ITEM 4.        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 15, 2006.

At the meeting, Messrs. Helmkamp and LeGrand were elected as Class B Directors with terms expiring in 2009.  The votes with respect to each nominee and with respect to the other matter voted on by shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

John G. Helmkamp, Jr.	14,065,693	82,126
Lawrence J. LeGrand	14,065,472	82,347

Proposal No. 2	FOR	AGAINST	ABSTAIN

Ratification of KPMG LLP as Independent Registered Public Accounting Firm	14,054,358	79,790	13,671

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.2(f)

Fourth Amendment to the Loan Agreement dated December 1, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank Nation Association and National City Bank of Pennsylvania, as lenders; and U.S. Bank National Association, as agent for lenders.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, Inc.

Date: February 5, 2007
By: /S/DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer