Form 10-Q
period 2007-04-01
LABARGE INC
filed 2007-05-14
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended April 1, 2007
or
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of May 11, 2007: 15,296,309 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended April 1, 2007

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

Signature

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts In Thousands -- Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net sales	$59,619	$47,273	$170,339	$135,059

Costs and expenses:
Cost of sales	48,657	37,483	136,214	105,304
Selling and administrative expense	6,728	5,509	19,519	16,969
Interest expense	557	554	1,772	1,407
Other (income) and expense, net	(661)	17	(681)	(129)

Earnings before income taxes	4,338	3,710	13,515	11,508
Income tax expense	1,495	1,405	5,064	4,510

Net earnings	$2,843	$2,305	$8,451	$6,998

Basic net earnings per common share:
Basic net earnings	$0.19	$0.15	$0.56	$0.46

Average common shares outstanding	15,166	15,187	15,133	15,140

Diluted net earnings per share:
Diluted net earnings	$0.18	$0.14	$0.53	$0.44

Average diluted common shares outstanding	16,049	16,125	16,024	16,086

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts In Thousands -- Except Share Amounts)

	April 1, 2007	July 2, 2006

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$534	$947
Accounts and other receivables, net	27,657	29,759
Inventories	62,889	53,819
Prepaid expenses	1,538	1,743
Deferred tax assets, net	1,738	1,395

Total current assets	94,356	87,663

Property, plant and equipment, net	15,669	20,453
Intangible assets, net	2,343	2,743
Goodwill, net	24,292	24,292
Deferred tax asset, net	886	---
Other assets, net	4,747	5,199

Total assets	$142,293	$140,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,875	$19,475
Current maturities of long-term debt	6,298	5,791
Trade accounts payable	20,389	15,714
Accrued employee compensation	11,033	7,783
Other accrued liabilities	3,555	1,961
Cash advances	4,204	5,395

Total current liabilities	57,354	56,119

Long-term advances from customers for purchase of materials	1,554	2,760
Deferred gain on sale of real estate	2,390	---
Deferred tax liabilities, net	---	235
Long-term debt	6,707	16,402

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at April 1, 2007 and July 2, 2006, including shares in treasury	158	158
Additional paid-in capital	16,082	15,185
Retained earnings	60,882	52,431
Less cost of common stock in treasury, shares of 452,629 at April 1, 2007 and 606,262 at July 2, 2006	(2,834)	(2,940)

Total stockholders’ equity	74,288	64,834

Total liabilities and stockholders’ equity	$142,293	$140,350

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts In Thousands)

Nine Months Ended

April 1, 2007		April 2, 2006

Cash flows from operating activities:
Net earnings	$8,451	$6,998
Adjustments to reconcile net cash provided by
operating activities:
Depreciation and amortization	3,752	3,388
Stock-based compensation	1,021	1,207
Realized gain on sale of investment	---	(30)
Gain on sale of real estate	(635)	---
Other than temporary impairment of investments	149	37
Deferred taxes	(1,464)	(524)
Other	(2)	2
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	2,082	(2,799)
Inventories	(9,070)	(13,400)
Prepaid expenses	205	(417)
Trade accounts payable	4,508	7,600
Accrued liabilities	4,309	(2,532)
Advance payments	(2,396)	(5,040)

Net cash provided by (used in) operating activities	10,910	(5,510)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,656)	(3,095)
Proceeds from disposal of property and equipment	25	62
Additions to other assets and intangibles	(466)	(449)
Proceeds from sale of securities available for sale	---	89
Proceeds from sale of real estate	9,550	---

Net cash provided by (used in) investing activities	5,453	(3,393)

Cash flows from financing activities:
Borrowings on revolving credit facility	46,675	50,050
Payments of revolving credit facility	(54,275)	(38,575)
Borrowings of long-term debt	258	---
Payments of long-term debt	(9,446)	(3,355)
Excess tax benefits from stock options	336	184
Issuance of stock	980	682
Purchase of treasury stock	(1,304)	(188)

Net cash provided by (used in) financing activities	(16,776)	8,798

Net decrease in cash and cash equivalents	(413)	(105)
Cash and cash equivalents at beginning of year	947	820

Cash and cash equivalents at end of period	$534	$715

Non-cash transactions:
Increase in capital lease obligations	$8	$664

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at April 1, 2007, the related consolidated statements of income for the three and nine months ended April 1, 2007 and April 2, 2006, and the consolidated statements of cash flows for the three and nine months ended April 1, 2007 and April 2, 2006, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

Stock-Based Compensation
For the three months ended April 1, 2007, total stock-based compensation was $349,000 ($213,000 after tax). For the three months ended April 2, 2006, total stock-based compensation was $362,000 ($226,000 after tax).

For the nine months ended April 1, 2007, total stock-based compensation was $1.0 million ($628,000 after tax), equivalent to earnings per basic and diluted share of $0.04. For the nine months ended April 2, 2006, total stock-based compensation was $1.2 million ($755,000 after tax), or $0.05 per share.

As of April 1, 2007, the total unrecognized compensation expense related to nonvested awards was $547,000, and the period over which it is expected to be recognized is approximately one year. At April 2, 2006, the total unrecognized compensation expense, including stock options and performance units, was $712,000 pretax, and the period over which it was expected to be recognized was approximately one year.

No stock options were issued during the nine months ended April 1, 2007 and April 2, 2006. On January 11, 2005, the Company awarded performance units to certain key executives tied to fiscal year 2007 financial performance. Compensation expense related to this award was recognized in the nine months ended April 1, 2007, but no shares are included in the dilutive shares, as the performance condition had not been met at April 1, 2007.

All stock options outstanding at April 1, 2007 and April 2, 2006 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more likely than not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal 2008 and is unable at this time to quantify the impact, if any, to retained earnings at the time of adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (i.e., observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (i.e., unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITF consensus would require that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

If ratified, EITF 06-4 will become effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-4 on its consolidated financial statements.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  This consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The consensus would require policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered.

If ratified, EITF 06-5 will become effective for the Company in its fiscal year ending June 29, 2008. The Company is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Gross sales	$60,327	$47,758	$171,487	$136,072
Less sales discounts	708	485	1,148	1,013

Net sales	$59,619	$47,273	$170,339	$135,059

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for export did not exceed 10% of total sales in any of the last three fiscal years.

For the three months ended April 1, 2007, the Company’s three largest customers accounted for 12.4%, 11.5%, and 10.7% of total sales, respectively.  For the nine months ended April 1, 2007, the Company’s three largest customers accounted for 13.0%, 10.5% and 8.3% of total sales.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Billed shipments, net of progress payments	$27,532	$28,886
Less allowance for doubtful accounts	180	174

Trade receivables, net	27,352	28,712
Other current receivables	305	1,047

Total	$27,657	$29,759

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At April 1, 2007, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were: $4.2 million, representing 15%; $2.6 million, representing 9%; and $2.4 million, representing 9%. This compares with $4.9 million, representing 17%; $2.4 million, representing 8%; and $2.1 million, representing 7% at July 2, 2006.

Included in other current receivables at July 2, 2006, was $885,000 related to a contractually guaranteed reimbursement for a manufacturing feasibility study.

4.	INVENTORIES

Inventories consist of the following:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Raw materials	$39,528	$35,889
Work in progress	23,361	17,930

Total	$62,889	$53,819

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended April 1, 2007 and April 2, 2006, expense for obsolescence charged to income before taxes was $396,000 and $324,000, respectively. For the nine months ended April 1, 2007 and April 2, 2006, expense for obsolescence charged to income before taxes was $924,000 and $611,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Software	$3,604	$3,228
Less accumulated amortization	2,926	2,661

Net software	678	567

Customer list	3,400	3,400
Less accumulated amortization	1,776	1,351

Net customer list	1,624	2,049

Other, net	41	127

Total intangible assets, net	$2,343	$2,743

Intangibles are amortized over a three-to six-year period.  Amortization expense was $302,000 and $299,000 for the three months ended April 1, 2007 and April 2, 2006, respectively.  Amortization expense was $910,000 and $931,000 for the nine months ended April 1, 2007 and April 2, 2006, respectively.

The Company anticipates that amortization expense will approximate $1.2 million in fiscal years 2007, 2008 and 2009 and $800,000 for fiscal year 2010, assuming normal replacement levels on software.
6.	GOODWILL

Goodwill is summarized as follows:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There was no impairment of goodwill at April 1, 2007 and July 2, 2006.

7.	OTHER ASSETS

Other assets is summarized as follows:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Cash value of life insurance	$4,308	$4,285
Deposits, licenses and other, net	164	390
Securities held for sale	115	264
Deferred financing costs, net	124	173
Other	36	87

Total	$4,747	$5,199

The Company’s investment in securities held for sale of $115,000 at April 1, 2007 consists of approximately 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable and is marked to market each quarter.

In the quarter ended April 1, 2007, the Company booked a $44,000 ($27,000 after tax) reduction of the investment as an-other-than-temporary impairment. For the nine months ended April 1, 2007, the Company recorded a $149,000 reduction of the investment treated as an other-than-temporary impairment.

8.	SALE-LEASEBACK TRANSACTION

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, is $635,000 pretax ($391,000 after tax) and is recorded as a gain in other income in the three- and nine-month periods ended April 1, 2007. The remainder of the gain will be amortized over the six years of the lease as a reduction in rent expense.

The obligations for future minimum lease payments as of April 1, 2007, and the amortization of the remaining deferred gain is:
(dollars in thousands)

Fiscal Year	Minimum Lease Payments	Deferred Gain Amortization	Net Rental Expense

2007	$167	$(133)	$34
2008	603	(481)	122
2009	603	(481)	122
2010	603	(481)	122
2011	603	(481)	122
Thereafter	1,038	(827)	211

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$11,875	$19,475
Interest rate at quarter-end	7.19%	7.28%
Average amount of short-term borrowings
outstanding during period	$13,445	$8,729
Average interest rate for period	7.34%	6.85%
Maximum short-term borrowings at
any month-end	$16,675	$19,475

Senior long-term debt:
Senior lender:
Term loan	$12,000	$15,750
Mortgage loan	---	5,483
Other	1,005	960

Total senior long-term debt	13,005	22,193
Less current maturities	6,298	5,791

Long-term debt, less current maturities	$6,707	$16,402

The average interest rate was computed by dividing the sum of daily interest costs by the sum of daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in February 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At April 1, 2007, the unamortized amount was $124,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 1, 2007, outstanding loans under the revolving credit facility were $11.9 million.  Letters of credit outstanding were $1.3 million, and $16.8 million was available at April 1, 2007. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 1, 2007, the amount outstanding was $12.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement capped the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three and nine months ended April 1, 2007, interest expense was reduced by $28,000 and $127,000, respectively.  This Cap Agreement expired in February 2007.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 1, 2007, the average rate, including the effect of the interest rate cap, was approximately 5.95%. For the nine months ended April 1, 2007, the average rate including the effect of the interest rate cap was approximately 5.86%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of April 1, 2007.

Other Long-term Debt:

Mortgage Loan:
On March 22, 2007, the Company sold its headquarters building complex and repaid the outstanding balance of the related mortgage loan, $5.3 million.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 1, 2007 was $250,000.

Capital Lease Obligations:
In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at April 1, 2007 was $502,000.

City of Joplin Loan:
In September 2006, the Company acquired a loan from the City of Joplin, Missouri, in the amount of $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3.0%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$1,574
2008	………………………………………………………	6,302
2009	………………………………………………………	4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$13,005

10.	CASH FLOWS

Total cash payments for interest for the three months ended April 1, 2007 and April 2, 2006 amounted to $525,000 and $540,000, respectively.  Total cash payments for interest for the nine months ended April 1, 2007 and April 2, 2006 amounted to $1.7 million and $1.3 million, respectively.  Net cash payments for both federal and state income taxes were $1.6 million and $4.6 million for the three and nine months ended April 1, 2007, respectively, compared with $1.4 million and $6.1 million for the three and nine months ended April 2, 2006, respectively.

11.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net earnings	$2,843	$2,305	$8,451	$6,998

Basic net earnings per share	$0.19	$0.15	$0.56	$0.46

Diluted earnings per share	$0.18	$0.14	$0.53	$0.44

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

(share amounts in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Average common shares outstanding -- basic	15,166	15,187	15,133	15,140
Dilutive options	883	938	891	946

Adjusted average common shares outstanding -- diluted	16,049	16,125	16,024	16,086

All stock options outstanding and nonvested restricted shares at April 1, 2007 and April 2, 2006 were dilutive for the three and nine months ended on those dates. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years. The Company has awarded certain key executives performance units tied to the Company’s fiscal year 2007 financial performance. The compensation expense related to these awards is recognized quarterly, but no shares are included in the dilutive shares as the performance condition had not been met at April 1, 2007.

12.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at April 1, 2007 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company has always recognized as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the three months ended April 1, 2007, stock-based compensation attributable to the adoption of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) was $0.00. For the three months ended April 2, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $128,000 ($80,000 after tax), or $0.01 (pretax and after tax) basic and diluted earnings per share.

For the nine months ended April 1, 2007, stock-based compensation attributable to the adoption of SFAS No. 123R was $62,000 ($38,000 after tax) less than $0.01 per basic and diluted share. For the nine months ended April 2, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $501,000 ($313,000 after tax), or $0.02 (pretax and after tax) basic and diluted earnings per share.

As of April 1, 2007, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $547,000 pretax, and the period over which it is expected to be recognized is approximately 1.1 years. As of April 2, 2006, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $712,000 pretax, and the period over which it was expected to be recognized was approximately 1.0 year.

A summary of the outstanding, canceled or exercised stock options under the Company’s Plans as of April 1, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52
Canceled	(2,000)	8.54	---	---
Exercised	(53,275)	5.81	---	---

Outstanding at December 31, 2006	1,715,876	$3.88	1,715,876	$3.88

Canceled	---	---	---	---
Exercised	(109,013)	3.80	---	---

Outstanding at April 1, 2007	1,606,863	$3.88	1,606,863	$3.88

The following table summarizes information about stock options outstanding:

Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at April 1, 2007	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (In Millions)

$2.50 - $3.56	1,302,586	3.8	$2.80	---

$5.97 - $8.54	304,277	7.4	8.54	---

	1,606,863	4.5	$3.88	$14,649,000

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three and nine months ended April 1, 2007 was $1.0 million and $1.3 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the three and nine months ended April 1, 2007 and April 2, 2006.

Performance Units

The Company made awards under the LTIP in January 2005. The Company’s LTIP provides for the issuance of performance units, which will be settled in stock subject to the achievement of the Company’s financial goals. Settlement will be made pursuant to a range of opportunities relative to net earnings. No settlement will occur for results below the minimum threshold, and additional shares shall be issued if the performance exceeds the targeted goals. The compensation cost of performance units is subject to adjustment based upon the attainability of the target goals.

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

During the nine months ended April 1, 2007, the Company issued 79,693 shares of restricted stock, subject to the two-year vesting condition, associated with fiscal 2006 performance and recorded compensation expense for the awards granted for fiscal 2007. During the nine months ended April 2, 2006, the Company issued 57,751 shares of restricted stock, subject to the two-year vesting condition, associated with fiscal 2005 performance.

Compensation expense of $326,000 ($200,000 after tax) related to the LTIP was recorded in the three-month period ended April 1, 2007, compared with $218,000 ($136,000 after tax) in the three-month period ended April 2, 2006. Compensation expense for the nine months ended April 1, 2007 was $893,000 ($549,000 after tax), compared with $653,000 ($408,000 after tax) in the nine months ended April 2, 2006.

The weighted-average grant date fair value of the restricted stock issued during the nine months ended April 1, 2007 was $13.27 per share. The weighted-average grant date fair value of the restricted stock issued during the nine months ended April 2, 2006 was $18.00 per share.
13.	LITIGATION AND CONTINGENCIES

The Company entered into a contract with a customer on February 23, 2005 to build 5,000 connector assemblies, and as of April 1, 2007, a total of 4,346 of these assemblies have been delivered to the customer. The customer claims that the assemblies are defective. The Company’s review of information in its possession or provided by the customer indicates the assemblies were manufactured in accordance with the requirements of the contract. All connector assemblies shipped to the customer met the inspection criteria and passed the tests required under the terms of the contract. The Company disputes the customer’s claim. If, however, the Company is required to replace the assemblies, the estimated cost would be approximately $2.0 million.

During March 2007, the Company filed a complaint in the Circuit Court of Missouri seeking payment of approximately $200,000 of unpaid invoices from the customer. After consultation with legal counsel, it is management’s belief that the customer’s claim of defective connector assemblies will not prevail, and that all amounts due by the customer to the Company are valid and collectible.

LaBARGE, INC.
FORM 10-Q

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2

Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found throughout the Report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including those discussed in our most recent Annual Report on Form 10-K. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

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

The Company markets its services to customers who are looking for a manufacturing and engineering partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s manufacturing and engineering facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania and Texas.  The Company employs approximately 1,260 people, including approximately 1,070 people who provide support for production activities (including assembly, test and engineering) and approximately 190 people who provide administrative support.

Results of Operations - Three and Nine months Ended April 1, 2007

Net Sales
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2
	2007	2006	2007	2006

Net sales	$59,619	$47,273	$170,339	$135,059

The largest contributor to fiscal 2007 third-quarter revenues was shipments to defense customers, representing $23.0 million of sales, versus $18.2 million in 2006.  During the current year’s third quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  Shipments to natural resources customers were $15.8 million in the third quarter of fiscal 2007, compared with $9.1 million in the year ago period. In addition, shipments of capital equipment to industrial customers represented $8.0 million of fiscal 2007 third-quarter revenue, compared with $8.9 million in the year-ago period. Shipments to government systems customers represented $5.8 million of fiscal 2007 third-quarter revenue, compared with $5.4 million in the year-ago period.

For the nine months ended April 1, 2007, shipments to defense customers contributed $60.4 million of total sales, compared with $54.1 million in the nine months ended April 2, 2006. Shipments to natural resources customers represented $41.5 million in the nine months ended April 1, 2007, compared with $29.3 million for the nine months ended April 2, 2006. Sales to industrial customers represented $24.3 million of revenue for the first nine months of fiscal 2007, compared with $23.3 million in the first nine months of fiscal 2006. Shipments to government systems customers generated $20.0 million of revenue in the nine months ended April 1, 2007, compared with $11.3 million in nine months ended April 2, 2006.

Sales to the Company’s 10 largest customers represented 70% of total revenue in the third quarter of fiscal 2007, compared with 70% for the same period of fiscal 2006.  The Company’s top three customers accounted for 12.4%, 11.5% and 10.7% of total sales.

The backlog of unshipped orders at April 1, 2007 was $205.9 million, compared with $209.4 million at July 2, 2006 and $181.2 million at April 2, 2006. The growth in backlog compared with the year-ago period is the result of a sales and marketing effort that focuses on the needs of targeted large customers in a variety of industries. Approximately $55.4 million of the backlog at the quarter ended April 1, 2007 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $38.9 million at fiscal year-end 2006.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Gross profit	$10,962	$9,790	$34,125	$29,755
Gross margin	18.4%	20.7%	20.0%	22.0%

The Company’s gross profit margin has run in the range of 20% to 23% in recent years. During the three months ended April 1, 2007, the gross margin declined due in large part to difficulties the Company has encountered on the early production of several new programs and material cost increases above amounts anticipated that will not be fully recoverable from our customers and start-up expenses on a significant new contract in the industrial market sector. During the quarter, the Company reassessed its estimates on three large programs, resulting in reductions in margins on those programs. In addition, the Company recorded costs of $380,000 to account for the loss on current and future shipments on a program we anticipate will not be profitable.

Changes are being made in operations to address these difficulties. Action plans on each of these jobs have been developed and are being implemented. These plans include specific steps to: reduce recurring labor hours and mitigate material price increases; eliminate excessive scrap; and, where appropriate, renegotiate contract prices. It is the Company’s expectation that the gross margin will remain below our typical range in the short-term while these improvements are being implemented.

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Selling and administrative expenses	$6,728	$5,509	$19,519	$16,969
Percent of sales	11.3%	11.7%	11.5%	12.6%

Total selling and administrative expenses increased in the three months ended April 1, 2007 from the three months ended April 2, 2006 due to:  higher salaries and wages ($247,000) as a result of increased head count and wage inflation; higher accrued incentive compensation expense ($807,000); sales commissions on higher sales levels ($50,000); and increased professional fees ($81,000).

For the nine months ended April 1, 2007, selling and administrative expenses increased from the nine months ended April 2, 2006 primarily due to:  higher salaries and wages ($924,000) on increased headcount and wage inflation; higher accrued incentive compensation expense ($1.1 million); and a $252,000 increase in commissions due to higher sales levels.

Interest Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Interest expense	$557	$554	$1,772	$1,407

Interest expense for the three months ended April 1, 2007 was consistent with interest expense in the three months ended April 2, 2006. Interest expense increased for the nine-month period ended April 1, 2007, compared with the nine-month period ended April 2, 2006 due to higher average debt levels and higher average interest rates.

Average debt levels for the three- and nine-month periods ended April 1, 2007 were $32.0 million and $33.9 million, respectively.

Average debt levels for the three- and nine-month periods ended April 2, 2006 were $35.0 million and $31.4 million, respectively.

Average interest rates in the three-month period ended April 1, 2007 were 6.4%, compared with 5.8% in the three-month period ended April 2, 2006. For the nine months ended April 1, 2007, average interest rates were 6.4%, compared with 5.4% in the year-ago period.

Other (Income) and Expense, net
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Other (income) and expense, net	$(661)	$17	$(681)	$(129)

Compared with the same periods of fiscal 2006, the positive variance in other (income) and expense, net for the three and nine months ended April 1, 2007, is primarily attributable to a $635,000 gain recognized on the sale of the Company’s headquarters building complex.  This variance in income was partially offset by the other-than-temporary impairment in Norwood Abbey Ltd. of $44,000 and $149,000 for the three and nine months ended April 1, 2007, respectively.

Tax Expense from Operations
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Tax expense from
continuing operations	$1,495	$1,405	$5,064	$4,510

The effective income tax rate for the three- and nine-month periods ended April 1, 2007 was 38.5%. The reported income tax rates for the three- and nine-month periods ended April 1, 2007 was 34.5% and 37.5%, respectively. The decrease in the reported income tax rates from the effective income tax rate for the three and nine months ended April 1, 2007 reflects the recognition of certain research and experimentation tax credits ($70,000) and the net of certain other adjustments ($105,000).

Financial Condition and Liquidity
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(dollars in thousands)

	April 1,	July 2,
	2007	2006

Stockholders’ equity	$74,288	$64,834
Debt	24,880	41,668

The Company’s operations provided $10.9 million of net cash in the nine months ended April 1, 2007.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004 that was amended on February 10, 2006, increasing the revolving credit facility by $10.0 million.  The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 1, 2007, outstanding loans under the revolving credit facility were $11.9 million.  Letters of credit outstanding were $1.3 million, and $16.8 million was available at April 1, 2007. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increasing to $1.5 million in May 2007.  Final maturity is February 2009.  As of April 1, 2007, the amount outstanding was $12.0 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the three and nine months ended April 1, 2007, interest expense was reduced by $28,000 and $127,000, respectively. This Cap Agreement expired in February 2007.

•

Interest on both loans is at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the quarter ended April 1, 2007, the average rate, including the effect of the interest rate cap, was approximately 5.95%. For the nine months ended April 1, 2007, the average rate including the effect of the interest rate cap was approximately 5.86%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company is in compliance with its borrowing agreement covenants as of April 1, 2007.

Other Long-term Debt:

Mortgage Loan:
On March 22, 2007, the Company sold its headquarters building complex and repaid the outstanding balance of the related mortgage loan, $5.3 million.

Industrial Revenue Bonds:
In July 1998, the Company acquired tax-exempt Industrial Revenue Bond financing in the amount of $1.3 million.  The debt is payable over 10 years with an interest rate of 5.28%.  This funding was used to expand the Berryville, Arkansas, facility.  The outstanding balance at April 1, 2007 was $250,000.

Capital Lease Obligations:
In fiscal year 2005, the Company entered into a capital lease agreement to fund the purchase of machinery with a fair market value of $664,000. The lease is for five years with an interest rate of 6.18%. The obligation outstanding at April 1, 2007 was $496,000.

City of Joplin Loan:

In September 2006, the Company acquired a loan from the City of Joplin, Missouri, in the amount of $250,000. The debt is to be repaid at the end of a five-year loan period with annual interest payments at an interest rate of 3.0%. This funding was used to expand the Joplin, Missouri, facility.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2007	………………………………………………………	$1,574
2008	………………………………………………………	6,302
2009	………………………………………………………	4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
Thereafter	………………………………………………………	250

Total	………………………………………………………	$13,005

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

Revenue Recognition and Cost of Sales

Revenue is generally recognized on the percentage-of-completion method based upon the units delivered.  The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. When appropriate, contract prices are adjusted for increased scope and other changes ordered or caused by the customer.  When percentage-of-completion is not appropriate, the Company recognizes revenue when title transfers, which is usually upon shipment. On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of April 1, 2007 and April 2, 2006, the Company has recognized revenue under these arrangements of $2.2 million and $3.3 million, respectively. The Company recognizes revenue for storage and other related services when the services are provided.

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

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Inventory that has been held beyond specific time limits is automatically reserved. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended April 1, 2007 and April 2, 2006, expense for obsolete or slow-moving inventory charged to income before income taxes was $396,000 and $324,000, respectively.

Goodwill and Other Intangibles

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization.  All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2006, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more likely than not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal 2008 and is unable at this time to quantify the impact, if any, to retained earnings at the time of adoption.

In September 2006, the FASB issued No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (i.e., observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (i.e., unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 30, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements”(“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

The EITF consensus would require that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

If ratified, EITF 06-4 will become effective for the Company in its fiscal year ending June 30, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-04 on its consolidated financial statements.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance,” (“EITF 06-5”).  This consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. The consensus would require policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered.

If ratified, EITF 06-5 will become effective for the Company in its fiscal year ending June 29, 2008. The Company is currently evaluating the impact of EITF 06-5 on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of the three and nine months ended April 1, 2006 and April 2, 2006 were less than 10% of total Company revenue.  All foreign contracts are paid in U.S. dollars, and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of April 1, 2007, the Company had $24.9 million in total debt.  Industrial revenue bonds totaling $250,000 have a fixed rate and are not subject to interest rate risk.  The interest rate on the remaining $24.6 million is subject to fluctuation. The additional interest cost to the Company if interest rates increased 1% would be approximately $250,000 for one year.

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

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2007.  The Company’s disclosure controls system is based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with, or submits to, the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During our third fiscal quarter of 2007, there were no changes in internal control over financial reporting identified in connection with the evaluation that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

During March 2007, the Company filed a complaint in the Circuit Court of Missouri seeking payment of approximately $200,000 of unpaid invoices from the customer.

After consultation with legal counsel, it is management’s belief that the customer’s claim of defective connector assemblies will not prevail, and that all amounts due by the customer to the Company are valid and collectible.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - January 28	---

January 29 - February 25	---

February 26 - April 1	24,800	$12.86	24,800	902,400

(1)  Shares repurchased under resolution of the Board of Directors dated August 23, 2006, authorizing repurchase of up to 1,000,000 shares. This authorization expires on August 23, 2007.

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

Date: May 11, 2007

By: /S/ DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer
Principal Financial Officer