Form 10-K
period 2007-07-01
LABARGE INC
filed 2007-08-31
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 1, 2007
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES FOR
EXCHANGE ACT OF 1934
For the transition period ______ to ______.

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

                                                                                                                                                                         Yes [  ]  No [X]

As of August 30, 2007, 15,359,455 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $206.3 million, based upon the closing price of $13.43 per share on the American Stock Exchange on December 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy materials relating to the Company’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the Company’s fiscal year are incorporated in Part III of this annual report.

LaBarge, Inc.
Form 10-K
For The Year Ended July 1, 2007

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1.	BUSINESS

General Development of Business and Information about Business Activity

LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation, incorporated in 1968, that manufactures and designs high-performance electronic, electro mechanical and interconnect systems on a contract basis for customers in diverse technology-driven markets.  The Company’s core competencies are to provide complete electronic systems solutions, including the manufacturing, engineering and design of interconnect systems, circuit card assemblies and high-level assemblies for its customers’ specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic and electro mechanical equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,260 people, including approximately 1,075 people who provide support for production activities (including assembly, test and engineering) and approximately 185 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter period is 13 weeks.  Fiscal years 2007 and 2006 consisted of 52 weeks, compared with 53 weeks in fiscal year 2005.

The Company operates its business in one reporting segment. See the consolidated financial statements and the notes thereto filed with this Annual Report on Form 10-K for information relating to revenues from external customers, profits, total assets and geographical areas for each of the last three fiscal years.

Sales and Marketing

During fiscal 2007, 37.1% of the Company’s revenues were generated from customers in the defense market, 24.4% from customers in the natural resources market, 15.6% from customers in the industrial market and 9.2% from customers in the government systems market. The remaining 13.7% of sales came from various customers in the commercial aerospace, medical, telecommunications and other industries.  The Company produces electronic equipment for use in a variety of high-technology applications, including military communication and radar systems, industrial automation, military and commercial aircraft, satellites, space launch vehicles, down-hole instrumentation for oil and gas wells, and postal automation equipment.  The Company’s broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.  The diversification of the Company’s customer base helps protect it from volatility in any one market sector.

With few exceptions, the Company’s sales are made pursuant to fixed-price contracts.  Larger, long-term government contracts frequently have provisions for milestone payments, progress payments or cash advances for purchase of inventory.

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

Concentration of Business

The Company’s three largest customers accounted for, 12.9%, 9.7%, and 9.6% of total sales in fiscal 2007.  No other customer accounted for more than 9.0% of total sales. Sales to the largest 10 customers represented approximately 70% of the Company’s total sales in fiscal year 2007 and 69% in fiscal year 2006.

In fiscal years 2007 and 2006, respectively, 37.1% and 39.9% of the Company’s net sales derived from sales contracts with original equipment manufacturers (“OEMs”) doing business with the U.S. Government or its agencies. Generally, government contracts may be terminated at the convenience of the government. When such contracts are terminated, the Company typically receives payments to cover its direct and indirect costs incurred before termination.

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

Generally, there are multiple sources for materials required by the Company for its manufacturing process. However, pursuant to some of its contracts, the Company is limited to a single source for certain components. In most cases, the Company believes that if it were unable to obtain components from the designated source, it would be able to obtain a new source, mutually agreed upon by the parties, without adversely impacting its manufacturing process.

Strategy

The Company’s business strategy is to serve as an outsourcing partner to OEMs that do business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company’s core competencies in manufacturing complex electronic and electro mechanical assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company’s business historically was concentrated in the defense and other government-related markets. In recent years, that focus has broadened to include industrial and commercial customers. This greater market diversity helps protect the Company from downturns in any one market.

Capital Structure

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 1, 2007, outstanding loans under the revolving credit facility were $14.8 million; letters of credit outstanding were $1.3 million; and, $13.9 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 17, 2009.  As of July 1, 2007, the amount outstanding was $10.5 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement caps the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the twelve months ended July 1, 2007, interest expense was reduced by $127,000. This Cap Agreement expired in February 2007.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal year ended July 1, 2007, the average rate, including the effect of the interest rate cap, was approximately 6.04%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of July 1, 2007.

Environmental Compliance

Though the Company is subject to a variety of environmental regulations, compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company’s foreign sales in each of fiscal 2007, fiscal 2006 and fiscal 2005 were less than 10% of total Company revenue.

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

The Company is subject to certain risks and events that, if one or more of them occur, could adversely affect our business, financial condition and results of operations, and the trading price of our common stock.  You should consider the following risk factors, in addition to other information presented in this report, as well as the other reports and registration statements we file from time to time with the SEC, in evaluating the Company and our business and making an investment in our securities.  The risks below are not the only risks that the Company faces.  Additional risks not currently known to us or those that we currently deem immaterial may also impair our business.

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. These factors include:

•	Changes in sales mix to customers;

•	Changes in availability and cost of components;

•	Volume of customer orders relative to capacity;

•	Market demand and acceptance of our customers’ products;

•	Price erosion within the electronics manufacturing services (“EMS”) marketplace; and

•	Capital equipment requirements needed to remain technologically competitive.

The Company’s customer base is concentrated.
Significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations. Although the Company believes its relationships with its large customers are good, there can be no assurance that the Company will retain any or all of its large customers or will be able to form new relationships with customers upon the loss of one or more of its existing customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

A material portion of the Company’s business is dependent on U.S. Government defense contracts, which could be adversely affected by cutbacks in government defense spending.
In fiscal 2007 and 2006, respectively, approximately 37% and 40% of the Company’s net sales were generated from subcontracts with OEMs on defense contracts with the U.S. Government.  The Company’s net sales could be negatively impacted as a result of government defense spending cuts, general budgetary constraints, and the complex and competitive government procurement processes.  If the Company is unable to maintain the recent level of government-related sales, or replace government-related contracts with those of comparable non-government customers, the Company’s sales and results of operations will be adversely affected.

Some of the Company’s contracts involving the government are subject to cancellation at the government’s option.
In fiscal 2007 and 2006, respectively, approximately 37% and 40% of the Company’s revenues were derived from subcontracts with OEMs on their contracts with the U.S. government.  The government has the right to terminate these contracts without cause for its convenience.  While the Company normally recovers its direct and indirect costs, termination of the contract by the government could result in the Company receiving lower than anticipated profits for the Company.

The requirements of the Company’s customers vary.
The Company does not generally obtain long-term purchase contracts. The timing of purchase orders placed by the Company’s customers is affected by a number of factors, including variation in demand for the customers’ products, federal government funding, regulatory changes affecting customers’ industries, customer attempts to manage their inventory, changes in customers’ manufacturing strategies, and customers’ technical problems or issues. Many of these factors are outside the control of the Company.

The Company and its customers may be unable to keep current with the industry’s technological changes.
The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company’s business will depend in large part upon its and its customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

Certain of the Company’s customers must be in compliance with a new European standard, Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive 2002-95-EC) for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components that are lead-free. The Company’s Pittsburgh operation has implemented lead-free wave solder and reflow systems. The Company relies on numerous third-party suppliers for components used in the Company’s production process. Customers’ specifications may require the Company to obtain components from a single source or a small number of suppliers. There is no assurance these suppliers will comply with this new standard. The inability to utilize any such suppliers could increase the cost of components and have a material impact on the Company’s results of operations.

The Company faces intense industry competition and downward pricing pressures.
The EMS industry is highly fragmented and characterized by intense competition. Some of the Company’s competitors have substantially greater manufacturing, purchasing, marketing and financial resources than the Company. Many of the Company’s customers have the in-house capability to fulfill their manufacturing requirements.

There can be no assurance that competition from existing or potential competitors will not have a material adverse impact on the Company’s business, financial condition or results of operations. The introduction of lower priced competitive capabilities, significant price reductions by the Company’s competitors or significant pricing pressures from its customers could adversely affect the Company’s business, financial condition, and results of operations.

The Company may not have the ability to control, and may not accurately estimate, its costs associated with performing under fixed-price contracts.
Most of the Company’s contracts are on a fixed-price basis.  In order to realize a profit on these contracts, the Company must, when it bids these contracts, accurately estimate its costs to complete the contracts.  Its failure to accurately estimate these costs can result in cost overruns, which result in reduced or lost profits.  Estimates of labor costs are most difficult in the case of contracts with new customers.  For example, in fiscal 2007, the Company incurred unanticipated labor and other costs in the early stages of several contracts with new customers, which had a negative impact on the Company’s operating margins.

The availability and cost of raw components may adversely affect the Company’s operations.
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material negative impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared to competitors who have greater direct buying power from suppliers.

The Company may not be able to replace completed, canceled or reduced contracts with new contracts.
The Company is dependent upon contract awards from its customers.  The size and timing of contracts vary from period to period.  If the Company is unable to replace completed, canceled or reduced contracts in a timely fashion, revenues and operating results will decline.

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
ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal facilities, which are deemed adequate and suitable for the Company’s business, are as follows:

Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2008

Joplin, MO	Manufacturing	1	56,600	2011

Pittsburgh, PA	Manufacturing & Offices	5	135,502	2010

Pittsburgh, PA	Manufacturing	1	29,880	2010

St. Louis, MO	Offices	3	27,790	2013

Tulsa, OK	Manufacturing & Offices	3	55,000	2008

Tulsa, OK	Manufacturing	1	6,425	2010

Tulsa, OK	Offices	.5	3,235	2010

ITEM 3.	LEGAL PROCEEDINGS

On March 7, 2007, the Company filed a complaint in the Circuit Court of Missouri seeking payment of approximately $200,000 of unpaid invoices from a customer. The customer alleged that the Company had supplied defective connector assemblies. During the fourth quarter of fiscal 2007, the Company reached an agreement in principle with this customer to assist in the redesign of these assemblies. The agreement contemplates execution of a new contract to manufacture and sell the redesigned assemblies to the customer.

All prior outstanding invoices from the customer have been paid. The Company anticipates discharging its complaint upon execution of the new manufacturing agreement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended July 1, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Cash Dividends:  LaBarge, Inc.’s Common Stock is listed on the American Stock Exchange, under the trading symbol of “LB.”  The following table indicates the quarterly high and low sale prices for the stock for the fiscal years 2007 and 2006, as reported by the American Stock Exchange.

Fiscal 2007	High	Low
July – September 2006	$13.94	$ 9.89
October – December 2006	14.00	10.06
January – March 2007	13.78	12.20
April – June 2007	13.82	11.04

Fiscal 2006
July – September 2005	$22.00	$12.02
October – December 2005	15.15	12.80
January – March 2006	17.76	13.90
April – June 2006	16.43	10.68

Holders:

As of August 30, 2007, there were 2,016 holders of record of LaBarge, Inc.’s Common Stock.

Dividend Policy:

The Company has paid no cash dividends on its Common Stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions, and does not intend to pay cash dividends in the foreseeable future.

The following table contains certain information as of July 1, 2007 with respect to options granted and outstanding under the Company’s three stock option plans, weighted average exercise price of outstanding options, warrants and rights, and number of securities remaining available for future issuance under these plans.

Number of securities
	Number of		remaining available for future
	securities to be issued upon		issuance under
	exercise of outstanding	Weighted-average exercise price	equity compensation plans
	options, warrants	of outstanding options,	(excluding securities
Plan category	and rights(a)	warrants and rights (b)	reflected in column a) (c)

Equity compensation plans approved by security holders	1,581,313	$3.90	6,462

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of July 1, 2007 with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan.

Number of securities
remaining available for future
issuance under
	Number of securities		equity compensation plans
	to be issued based on	Weighted average price	(excluding securities
Plan category	outstanding grants	of securities issued	reflected in column 1)

Equity compensation plans approved by security holders	108,084	$12.29	637,970

Equity compensation plans not approved by security holders	---	---	---

In August 2006, the Company’s Board of Directors authorized the Company to repurchase up to 1 million shares of its Common Stock.  In the quarter ended July 1, 2007, the Company repurchased 72,878 shares of its Common Stock.  The following table discloses certain information relating to these repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2 - April 29, 2007	---	$	---	---	908,345

April 30 - May 27, 2007	18,700		11.72	18,700	889,645

May 28 - July 1, 2007	54,178		12.73	54,178	835,467

Total	72,878		$12.47	72,878	835,467

(1)  Shares repurchased under resolution of the Board of Directors dated August 23, 2006, authorizing repurchase of up to 1,000,000 shares. This authorization expired on August 23, 2007. This authorization was renewed on August 22, 2007.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on the Company’s Common Stock with the cumulative total return of the American Stock Exchange market value and a peer group for the period indicated.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN* AMONG LABARGE, INC., THE AMEX MARKET VALUE (U.S. & FOREIGN) INDEX AND A PEER GROUP

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
6/02
6/03
6/04
6/05
6/06
6/07
LaBarge, Inc.
AMEX Composite
Peer Group

*  Assumes $100 invested on 6/30/02 in stock or index, including reinvestment of dividends and a fiscal year ending June 30.

The peer group is comprised of KeyTronic Corporation, SigmaTron International Inc., Sparton Corporation, Suntron Corporation, Sypris Solutions Inc. and Three-Five Systems Inc.
ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per-share amounts)

	Year Ended

	July 1,	July 2,	July 3,	June 27,	June 29,
	2007	2006	2005	2004	2003

Net sales	$235,203	$190,089	$182,294	$131,510	$102,901
Pretax earnings from
continuing operations	17,999	15,964	16,865	11,503	5,076
Net earnings from
continuing operations	11,343	9,708	10,870	6,971	3,319

Discontinued operations:
Loss from operations,
net of taxes	---	---	---	(114)	(859)
Gain (loss) on disposal,
net of taxes	---	---	---	12	(212)

Net earnings	$11,343	$9,708	$10,870	$6,869	$2,248

Basic earnings (loss) per share:
Net earnings from
continuing operations	$0.75	$0.64	$0.72	$0.47	$0.22
Net loss from
discontinued operations	---	---	---	(0.01)	(0.07)

Basic net earnings per share	$0.75	$0.64	$0.72	$0.46	$0.15

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.71	$0.60	$0.68	$0.45	$0.22
Net loss from discontinued
operations	---	---	---	(0.01)	(0.07)

Diluted net earnings per share	$0.71	$0.60	$0.68	$0.44	$0.15

Total assets	$142,582	$140,350	$119,937	$117,958	$67,162
Long-term debt	11,431	22,193	21,605	26,270	6,669

No cash dividends have been paid during the aforementioned periods.

The Company’s interest in the Network Technologies Group was reported as a discontinued operation.  Accordingly, the operating results of the Network Technologies Group for fiscal years 2003 and 2004 are reported as discontinued operations.

The Company acquired substantially all of the assets of Pinnacle Electronics LLC in fiscal year 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements
       Certain sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Legal Proceedings.”  Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions as discussed in Item 1A, “Risk Factors of this Annual Report on Form 10-K.”

       Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview

The Company designs, engineers and produces sophisticated electronic and electro mechanical systems and devices, and complex interconnect systems on a contract basis for its customers.  The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, and severe shock and vibration.  Customers do business in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, natural resources, industrial, and other commercial markets.  Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.

Results of Operations – Fiscal 2007 – 2006 – 2005

Backlog
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006	2007	2006	2005

Backlog	$22,340	$206,209	$183,869	$164,926

The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company’s core competencies and the application of those competencies to the outsourcing needs of targeted large customers in a variety of industries.  Approximately $55.1 million of the backlog at fiscal 2007 year-end is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts.  This compares with $38.9 million at fiscal year-end 2006.

Continued strength in the majority of the Company’s markets, plus the record backlog at July 1, 2007, contribute to the Company’s expectation for higher sales in fiscal 2008.

Net Sales
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006	2007	2006	2005

Net sales	$45,114	$235,203	$190,089	$182,294

LaBarge provided cables and electronic assemblies for a variety of defense applications including aircraft, radar systems and shipboard programs. The primary contributors to the 23.7% increase in sales in fiscal year 2007 were: (i) shipments to defense customers, which generated sales of $87.3 million in fiscal 2007, versus $75.8 million in 2006 and $81.2 million in fiscal 2005; and (ii) shipments of capital equipment to natural resources customers, including downhole tools and industrial mining equipment, representing $57.3 million of sales versus $38.9 million in fiscal 2006 and $35.1 million in fiscal 2005. In addition, shipments to the industrial market sector were $36.8 million in fiscal 2007 versus $33.5 million in fiscal 2006 and $34.6 million in fiscal 2005. Shipments to the government systems market were $21.6 million in fiscal 2007, compared with $18.7 million in fiscal 2006 and $7.6 million in fiscal 2005.  Shipments to commercial aerospace customers were $18.2 million in fiscal 2007, versus $10.1 million in fiscal 2006 and $9.9 million in fiscal 2005.

Sales to the Company’s 10 largest customers represented 70% of total revenue in fiscal 2007 versus 69% in fiscal 2006 and 72% in fiscal 2005.  The Company’s top three customers for fiscal 2007 represented 12.9%, 9.7% and 9.6% of total sales.

Gross Profit
(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006		2007	2006	2005

Gross profit	$4,805		$45,795	$40,990	$41,114
Gross margin	(2.1)	points	19.5%	21.6%	22.6%

The gross profit margin for fiscal 2007 decreased by 2.1 points from fiscal 2006.  The Company’s gross profit margin has ranged from 20% to 23% in recent years. During the fiscal year ended July 1, 2007, the gross margin declined due in large part to higher than anticipated labor and material costs on certain early-stage contracts that will not be fully recoverable from our customers and start-up expenses on a significant new contract in the industrial market sector. In addition, the Company recorded costs of $738,000 to account for the actual and anticipated loss on current and future shipments on one particular program.

Changes are being made in operations to address these difficulties. Action plans on each of the affected jobs have been developed and are being implemented. These plans include specific steps to: reduce recurring labor hours and mitigate material price increases; eliminate excessive scrap; and, where appropriate, renegotiate contract prices. It is the Company’s expectation that the Company’s gross margin will remain below our typical range in the short-term while these plans are being implemented.

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter or year will reflect the mix of contract revenue in that period.

Selling and Administrative Expense
(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006		2007	2006	2005

Selling and administrative expense	$3,232		$26,269	$23,037	$22,979
Percent of sales	(0.9	) point	11.2%	12.1%	12.6%

Selling and administrative expense in fiscal 2007 increased due to higher salaries and wages ($1.2 million) as a result of increased head count and wage inflation; higher accrued incentive compensation expense ($1.5 million); sales commissions on higher sales levels ($363,000); and increased professional fees ($200,000).

Selling and administrative expense in fiscal 2006 increased modestly from 2005 due to higher salaries ($1.1 million), the cost associated with SFAS No. 123R ($600,000); offset by a decline in incentive compensation ($1.8 million).

Interest Expense
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006	2007	2006	2005

Interest expense	$158	$2,241	$2,083	$1,747

Interest expense increased in both fiscal years 2007 and 2006 over prior periods is due to higher average debt levels to finance higher average levels of working capital primarily inventory and higher average interest rates.

Income Tax Expense
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2007 vs. 2006	2007	2006	2005

Income tax expense	$400	$6,656	$6,256	$5,995

The effective income tax rate for fiscal 2007 was 37%, compared with 39% and 36% in fiscal years 2006 and 2005, respectively.  The income tax provision for fiscal year 2006 was higher due to additional Sub Part F income from the Company’s investment in an offshore captive insurance company.

Net Earnings and Earnings Per Share
(dollars in thousands, except per-share data)

	Fiscal Year Ended

	2007	2006	2005

Net earnings	$11,343	$9,708	$10,870

Basic net earnings per share	$0.75	$0.64	$0.72

Diluted net earnings per share	$0.71	$0.60	$0.68

Fiscal years 2007 and 2006 included 52 weeks of operations, compared with 53 weeks in fiscal 2005.

(share amounts in thousands)

	Fiscal Year Ended

	2007	2006	2005

Average common shares outstanding -- basic	15,143	15,156	15,013
Dilutive options and restricted shares	904	946	870
Adjusted average common shares outstanding -- diluted	16,047	16,102	15,883

All outstanding stock options and nonvested restricted shares at July 1, 2007, July 2, 2006 and July 3, 2005 were dilutive. The options expire in various periods through 2014. The restricted shares vest over the next two fiscal years. The Company had awarded certain key executives performance units tied to the Company’s fiscal year 2007 financial performance. The compensation expense related to these awards is recognized quarterly and, as the performance condition had been met at July 1, 2007, 108,084 shares are included in Company’s dilutive shares figure.

Liquidity Capital Resources

The following shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt
(in thousands)

	Fiscal Year Ended

	2007	2006

Stockholders’ equity	$76,410	$64,834
Debt	26,256	41,668

The Company’s operations generated $11.9 million of cash in fiscal 2007, compared with a use of $8.6 million in fiscal 2006. Net change in advance payments from customers was a use of $3.0 million in fiscal 2007 and a use of $7.1 million in fiscal 2006. The increase in accounts and notes receivable was a use of cash of $500,000 in fiscal 2007 and $6.4 million in fiscal 2006, although days sales outstanding decreased in fiscal 2007. Increases in inventories used cash of $5.9 million and $12.5 million, respectively, in fiscal 2007 and 2006; while inventory turns were 3.2 times in fiscal 2007, compared with 3.1 times in fiscal 2006. The significant increase in accounts receivable and inventory were major contributors to the negative cash flow from operations in fiscal 2006.

Investing activities, primarily the proceeds from the sale of real estate offset by capital expenditures, generated $3.6 million in fiscal 2007. Currently, the Company’s total debt-to-equity ratio is 0.34 to 1 versus 0.64 to 1 at the end of fiscal 2006.

Overall, management believes availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

The following shows LaBarge’s contractual obligations as of July 1, 2007:

(in thousands)

Payment Due by Period

Contractual Obligations		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years

Long-term debt and
capital lease obligations	$11,431	$6,300	$4,830	$301	$ ---
Operating lease obligations	12,994	2,918	4,650	2,585	2,841

Total	$24,425	$9,218	$9,480	$2,886	$2,841

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Revenue Recognition and Cost of Sales

Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of July 1, 2007, July 2, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $2.2 million, $2.4 million, and $2.0 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture and supply certain parts. Under FASB’s Emerging Issues Task Force (“EITF”) No. 99-19,” “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts will be netted against the invoice price to determine Net Sales. In fiscal year 2008, the Company anticipates revenues recognized under this contract could approach or exceed $10.0 million.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the years ended July 1, 2007 and July 2, 2006, expense for obsolete or slow-moving inventory charged to income before income taxes was $1.3 million and $919,000, respectively.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2007, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

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

Tax positions that meet the more likely than not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company does not anticipate the adoption of FIN 48 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (i.e., observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (i.e., unobservable inputs). SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company is currently evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

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

If ratified, EITF 06-4 will become effective for the Company in its fiscal year ending June 28, 2009.  The Company is currently evaluating the impact of the provisions of EITF 06-04 on its consolidated financial statements.

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

Foreign Currency Risk
No information has been included hereunder because the Company’s foreign sales in each of fiscal years 2007, 2006 and 2005 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of July 1, 2007, the Company had $26.3 million in total debt.  Industrial revenue bonds and capital leases totaling $931,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $25.3 million is subject to fluctuation.  If interest rates increased 1%, the additional interest cost to the Company would be approximately $253,000 for one year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Index to Consolidated Financial Statements” contained on page 26 filed herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures
The Company’s Chief Executive Officer and President, and the Company’s Vice President and Chief Financial Officer, have conducted an evaluation of the design and effectiveness the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

The Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are functioning adequately and effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company’s disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes In Internal Controls

During our fourth fiscal quarter of 2007, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

For Management’s Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm, please refer to pages 27-28 of this annual report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of the 2007 proxy materials are herein incorporated by reference:  “Election of Directors” (note that information regarding executive officers is included in this section); information disclosing the Audit Committee financial expert under the “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a Policy on Business Conduct and Ethics applicable to all employees, officers and directors (including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller), which is available in the investor relations section of the Company’s website at www.labarge.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar function and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the quarterly report on Form 10-Q for the fiscal quarter ended April 1, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Election of Directors” and is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Voting Securities and Ownership Thereof By Management and Certain Beneficial Owners” and is herein incorporated by reference.

Information concerning securities authorized for issuance under equity compensation plans is included in Part II, Item 5 for this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Certain Relationships and Related Transactions” and is herein incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information required by this Item 14 will be included in the Company’s 2007 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Ratification of Independent Registered Public Accounting Firm” and is herein incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this Annual Report on Form 10-K: (1) Financial Statements and (2) Schedules noted in the “Index to Consolidated Financial Statements” on page 26 and (3) Exhibits noted under “Exhibits.”

b.	Exhibits filed with this Annual Report on Form 10-K are included under “Exhibits” below.

c.	None

EXHIBITS

Exhibit Number	Description
2.1

Asset Sale and Purchase Agreement dated as of February 17, 2004 by and between LaBarge Electronics, Inc. and Pinnacle Electronics, Inc. previously filed with the Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004, and incorporated herein by reference.

3.1

Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.

3.1(a)

Certificate of Amendment to Restated Certificate of Incorporation, dated November 7, 1997, previously filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 1997 and incorporated herein by reference.

3.2	By-Laws, as amended, previously filed as Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended October 1, 1995 and incorporated herein by reference.
3.3

Certificate of Designations for Series C Junior Participating Preferred Stock, previously filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 000-33319) on November 9, 2001 and incorporated herein by reference.

4.1(a)

Form of Rights Agreement dated as of November 8, 2001, between the Company and UMB Bank, as Rights Agent, which includes as Exhibit B the form of Rights Certificate, previously filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A (File No. 000-33319) on November 9, 2001 and incorporated herein by reference.

4.1(b)

First Amendment to the Rights Agreement appointing Registrar and Transfer Company as successor Rights Agent with respect to Series C Junior Participating Preferred Stock Purchase Rights, previously filed with Securities & Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761), dated January 4, 2002 and incorporated herein by reference.

10.1*

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

10.2(a)

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(b)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association as agent previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(c)

First Amendment to the Loan Agreement dated April 16, 2004 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent, previously filed with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 3, 2004 and incorporated herein by reference.

10.2(d)

Second Amendment to the Loan Agreement dated August 24, 2005 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent. Previously filed with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 8, 2005 and incorporated herein by reference.

10.2(e)

Third Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 15, 2006 and incorporated herein by reference.

10.2(f)

Fourth Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Form 10-Q (File No. 001-05761) on February 7, 2007 and incorporated herein by reference.

10.3(a)*

Second Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on November 30, 1993, previously filed with the Securities and Exchange Commission July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(b)*

Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(c)*

Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 3, 1995, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(d)*

Fifth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(e)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998.  Previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3(f)*

Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999. Previously filed with the Securities and Exchange Commission with the Company’ Annual Report on Form 10-K (File No. 001-05761) on September 27, 1999 and incorporated herein by reference.

10.4*

LaBarge, Inc. 1993 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.5*

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.6*

Management Retirement Savings Plan of LaBarge, Inc.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.7*

LaBarge, Inc. 1995 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.8*

LaBarge, Inc. Employee Stock Purchase Plan.  Previously filed with the Securities and Exchange Commission with the Company’s definitive Proxy Statement on Schedule 14A, (File No. 001-05761) filed on September 21, 1998, and incorporated herein by reference.

10.9*

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) on May 12, 1999 and incorporated here in by reference.

10.10*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan.  Previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

10.11*

Form of Executive Severance Agreement, previously filed with Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 22, 2005, and incorporated herein by reference.

10.12*	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company’s Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
10.13

Form of Competitive Practices Agreement, previously filed with the Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) filed February 22, 2005 and incorporated herein by reference.

21**	Subsidiaries of the Company.
23**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (see signature page).

31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
**	Document filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 31, 2007
LaBarge, Inc.

By:	/s/DONALD H. NONNENKAMP

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

SIGNATURE	TITLE	DATE

/s/CRAIG E. LaBARGE	Chief Executive Officer, President and Director	August 22, 2007

Craig E. LaBarge	(principal executive officer)

/s/DONALD H. NONNENKAMP	Vice President, Chief Financial Officer	August 22, 2007

Donald H. Nonnenkamp	and Secretary (principal financial and accounting officer)

/s/ROBER G. CLARK	Director	August 22, 2007

Robert G. Clark

/s/THOMAS A. CORCORAN	Director	August 22, 2007

Thomas A. Corcoran

/s/JOHN G. HELMKAMP, JR.	Director	August 22, 2007

John G. Helmkamp, Jr.

/s/LAWRENCE J. LeGRAND	Director	August 22, 2007

Lawrence J. LeGrand

/s/JACK E. THOMAS, JR.	Director	August 22, 2007

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management’s Report On Internal Control Over Financial Reporting	27

Reports of Independent Registered Public Accounting Firm	27-28

Consolidated Statements of Income
Years Ended July 1, 2007, July 2, 2006 and July 3, 2005	29

Consolidated Balance Sheets
As of July 1, 2007 and July 2, 2006	30

Consolidated Statements of Cash Flows
Years Ended July 1, 2007, July 2, 2006 and July 3, 2005	31

Consolidated Statements of Stockholders’ Equity
Years Ended July 1, 2007, July 2, 2006 and July 3, 2005	32

Notes to Consolidated Financial Statements	33-50

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of July 1, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, our management has concluded that, as of July 1, 2007, our internal control over financial reporting is effective based on its evaluation. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LaBarge, Inc.:

We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries (the Company) as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended July 1, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of July 1, 2007 and July 2, 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment”, effective July 4, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBarge, Inc. and subsidiaries’ internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 31, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

St. Louis, Missouri
August 31, 2007

The Board of Directors and Stockholders

of LaBarge, Inc:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that LaBarge, Inc. and subsidiaries’ maintained effective internal control over financial reporting as of July 1, 2007, based on  criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBarge, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that LaBarge, Inc. and subsidiaries’ maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBarge, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaBarge, Inc. and subsidiaries as of July 1, 2007 and July 2, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 1, 2007, and our report dated August 31, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri
August 31, 2007

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per share amounts)

	Year Ended

	July 1, 2007	July 2, 2006	July 3, 2005

Net sales	$235,203	$190,089	$182,294

Cost and expenses:
Cost of sales	189,408	149,099	141,180
Selling and administrative expense	26,269	23,037	22,979
Interest expense	2,241	2,083	1,747
Other income, net	(714)	(94)	(477)

Earnings before income taxes	17,999	15,964	16,865
Income tax expense	6,656	6,256	5,995

Net earnings	$11,343	$9,708	$10,870

Basic net earnings per common share:
Basic net earnings	$0.75	$0.64	$0.72

Average common shares outstanding	15,143	15,156	15,013

Diluted net earnings per share:
Diluted net earnings	$0.71	$0.60	$0.68

Average diluted common shares outstanding	16,047	16,102	15,883

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share amounts)

	July 1, 2007	July 2, 2006

ASSETS
Current assets:
Cash and cash equivalents	$392	$947
Accounts and other receivables, net	30,204	29,759
Inventories	59,717	53,819
Prepaid expenses	2,333	1,743
Deferred tax assets, net	1,822	1,395

Total current assets	94,468	87,663

Property, plant and equipment, net	16,269	20,453
Intangible assets, net	2,282	2,743
Goodwill, net	24,292	24,292
Deferred tax asset, net	499	---
Other assets, net	4,772	5,199

Total assets	$142,582	$140,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$14,825	$19,475
Current maturities of long-term debt	6,300	5,791
Trade accounts payable	18,643	15,714
Accrued employee compensation	10,837	7,783
Other accrued liabilities	2,321	1,961
Cash advances	3,613	5,395

Total current liabilities	56,539	56,119

Long-term advances from customers for purchase of materials	1,590	2,760
Deferred gain on sale of real estate and other liabilities	2,912	---
Deferred tax liabilities, net	---	235
Long-term debt	5,131	16,402

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at July 1, 2007 and at July 2, 2006, including shares in treasury	158	158
Additional paid-in capital	16,174	15,185
Retained earnings	63,774	52,431
Less cost of common stock in treasury, shares of 506,704 at July 1, 2007 and 606,262 at July 2, 2006	(3,696)	(2,940)

Total stockholders’ equity	76,410	64,834

Total liabilities and stockholders’ equity	$142,582	$140,350

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended

	July 1, 2007	July 2, 2006	July 3, 2005

Cash flows from operating activities:
Net earnings	$11,343	$9,708	$10,870
Adjustments to reconcile net cash provided by operating activities:
Gain on sale of real estate	(635)	---	---
Amortization of deferred gain on sale of real estate	(133)	---	---
Loss on disposal of property, plant and equipment	---	13	16
Depreciation and amortization	5,030	4,588	4,302
Stock-based compensation	1,076	1,452	---
Other than temporary impairment of investment	179	181	415
Impairment of fixed assets	---	---	137
Realized gain (loss) on sale of investment	---	(30)	---
Deferred taxes	(1,161)	(519)	200
Other	---	(20)	---
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	(465)	(6,368)	(1,036)
Inventories	(5,898)	(12,477)	(1,140)
Prepaid expenses	(590)	(769)	(120)
Trade accounts payable	2,749	5,390	(2,473)
Accrued liabilities	3,408	(2,580)	1,087
Advance payments	(2,952)	(7,144)	1,065

Net cash provided (used) by operating activities	11,951	(8,575)	13,323

Cash flows from investing activities:
Additions to property, plant and equipment	(5,220)	(3,997)	(3,166)
Proceeds from disposal of property and equipment and other assets	25	62	2
Additions to other assets and intangibles	(1,069)	(588)	(846)
Proceeds from sale of securities available for sale	---	89	---
Proceeds from sale of real estate	9,550	---	---
Proceeds from surrender of insurance policy	306	---	---

Net cash provided (used) by investing activities	3,592	(4,434)	(4,010)

Cash flows from financing activities:
Borrowings on revolving credit facility	69,575	82,350	55,000
Payments of revolving credit facility	(74,225)	(64,525)	(60,400)
Excess tax benefits from disqualifying stock options	405	184	---
Payments of long-term debt	(11,020)	(4,737)	(4,419)
Borrowings of long-term debt	258	---	---
Issuance of treasury stock	1,121	756	551
Purchase of treasury stock	(2,212)	(892)	(76)
Additional capital contribution by shareholder	---	---	58

Net cash (used) provided by financing activities	(16,098)	13,136	(9,286)

Net (decrease) increase in cash and cash equivalents	(555)	127	27
Cash and cash equivalents at beginning of year	947	820	793

Cash and cash equivalents at end of period	$392	$947	$820

Non-cash transactions:
Increase in capital lease obligations	$8	$664	$ ---

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Year Ended

	July 1,	July 2,	July 3,
	2007	2006	2005

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$158	$158	$158

Common stock, end of year	158	158	158

Paid-in capital, beginning of year	15,185	13,722	13,462
Additional capital contribution from shareholder	---	---	58
Stock compensation programs	989	1,463	202

Paid-in capital, end of year	16,174	15,185	13,722

Retained earnings, beginning of year	52,431	42,723	31,853
Net earnings for the year	11,343	9,708	10,870

Retained earnings, end of year	63,774	52,431	42,723

Accumulated other comprehensive (loss), beginning of year	---	---	157
Other comprehensive income (loss)	---	---	(157)

Accumulated other comprehensive income (loss), end of year	---	---	---

Treasury stock, beginning of year	(2,940)	(2,773)	(3,046)
Acquisition of treasury stock	(2,212)	(892)	(76)
Issuance of treasury stock	1,607	725	349
Forfeiture of restricted shares	(151)	---	---

Treasury stock, end of year	(3,696)	(2,940)	(2,773)

Total stockholders’ equity	$76,410	$64,834	$53,830

COMPREHENSIVE INCOME
Net earnings	$11,343	$9,708	$10,870

Other comprehensive income (loss):
Change in fair value of securities held for sale	---	---	(157)

Total comprehensive income	$11,343	$9708	$10,713

COMMON SHARES
Common stock, beginning of year	15,773,253	15,773,253	15,773,253

Common stock, shares outstanding, end of year	15,773,253	15,773,253	15,773,253

TREASURY SHARES
Treasury stock, beginning of year	(606,262)	(723,345)	(808,754)
Acquisition of shares	(194,010)	(68,033)	(6,315)
Issuance of shares	293,568	185,116	91,724

Treasury stock, end of year	(506,704)	(606,262)	(723,345)

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company manufactures and assist in the design and engineering of sophisticated electronic and electro mechanical systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

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

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter period is 13 weeks.  Fiscal years 2007 and 2006 consisted of 52 weeks, compared with 53 weeks in fiscal year 2005.

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, at the customers’ request, the Company will recognize revenue when ownership passes. As of July 1, 2007, July 2, 2006 and July 3, 2005, the Company has recognized revenue under these arrangements of $2.2 million, $2.4 million, and $2.0 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture and supply certain parts. Under FASB’s Emerging Issues Task Force (“EITF”) No. 99-19,” “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts will be netted against the invoice price to determine Net Sales.

Accounts Receivable
Accounts receivable have been reduced by an allowance for amounts that management estimates are un-collectable.  This estimated allowance is based primarily on management’s evaluation of the financial condition of the Company’s customers.

Inventories
Inventories are valued at the lower of cost or market. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill and Other Intangibles
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2007, the Company completed its annual impairment test and determined that estimates of fair value are reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Fair Value of Financial Instruments
The Company considered the carrying amounts of cash and cash equivalents, securities and other, including accounts receivable and accounts payable to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of July 1, 2007.

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

During the fiscal year ended July 1, 2007 and July 2, 2006, the Company was notified that shares issued upon the exercise of incentive stock options (“ISOs”) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs vested prior to adoption of SFAS No. 123R, the entire tax benefit of $95,000 for fiscal year 2007 and $184,000 for fiscal year 2006 was recorded as an increase to additional paid-in capital.

For the fiscal year ended July 1, 2007, total stock-based compensation was $1.2 million ($733,000 after tax), equivalent to earnings per basic and diluted share of $0.05. For the fiscal year ended July 2, 2006, total stock-based compensation was $1.5 million ($902,000 after tax) equivalent to earnings per basic and diluted share of $0.06.

For the fiscal year ended July 1, 2007, stock-based compensation attributable to the adoption of SFAS No. 123R was $61,000 ($37,000 after tax), equivalent to earnings per basic and diluted share of $0.00. For the fiscal year ended July 2, 2006, stock-based compensation attributable to the adoption of SPAS No. 123R was $629,000 ($391,000 after tax) equivalent to earnings per basic and diluted share of $0.02.

As of July 1, 2007 and July 2, 2006, the total unrecognized compensation, included in selling administrative expense, related to nonvested awards, including stock options and performance units, was $1.2 million pretax and the period over which it is expected to be recognized is approximately 1.7 and 1.6 years, respectively.

The following table illustrates the effect on net income and earnings per share as if SFAS No. 123R had been applied to all outstanding awards for the years ended July 1, 2007, July 2, 2006 and July 3, 2005:

(dollars in thousands, except per-share amounts)

	Fiscal Year Ended

	July 1,	July 2,	July 3,
	2007	2006	2005

Net earnings, as reported	$11,343	$9,708	$10,870
Add: Stock-based employee compensation expense included in reported net income,
net of related tax effects	733	902	124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of related tax effects	(733)	(902)	(1,021)

Pro forma net earnings	$11,343	$9,708	$9,973

Net earnings per share:
Basic -- as reported	$0.75	$0.64	$0.72
Basic -- pro forma	0.75	0.64	0.66

Diluted -- as reported	$0.71	$0.60	$0.68
Diluted -- pro forma	0.71	0.60	0.63

No stock options were issued in the years ended July 1, 2007 and July 2, 2006.

The Company has a program to award performance units tied to financial performance to certain key executives. The awards have a three-year performance period and compensation expense is recognized over three years. Included in diluted shares at July 1, 2007 were 108,084 shares as the performance condition for fiscal year 2007 had been met.  The Company issued 79,693 shares related to the fiscal year 2006 performance and recognized related compensation in fiscal 2007 and 2006.  The Company issued 56,251 shares related to the fiscal year 2005 award and related compensation expense was recognized in fiscal years 2007, 2006 and 2005.

All stock options were granted at prices not less than fair market value of the common stock at the grant date.  The fair value of stock options granted in fiscal year 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8%, expected dividend yield of 0%; expected life of six years; and expected volatility of 66.5%.

All stock options outstanding at July 1, 2007, July 2, 2006 and July 3, 2005 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second is measurement.  For recognition, an enterprise judgmentally determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more likely than not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more likely than not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company does not anticipate the adoption of FIN 48 will have a material impact on its consolidated financial statements.

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

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits.

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
2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(in thousands)

	Fiscal Year Ended

	July 1,	July 2,	July 3,
	2007	2006	2005

Gross sales	$236,414	$191,305	$182,863
Less sales discounts	1,211	1,216	569

Net sales	$235,203	$190,089	$182,294

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

Customer Information

Customers accounting for more than 10% of net sales for the years ended July 1, 2007, July 2, 2006 and July 3, 2005 were as follows:

Customer	2007	2006	2005

1	13%	12%	11%
2	10	12	11
3	10	11	10

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	July 1,	July 2,
	2007	2006

Billed shipments, net of progress payments	$30,042	$28,886
Less allowance for doubtful accounts	214	174

Trade receivables, net	29,828	28,712
Other current receivables	376	1,047

	$30,204	$29,759

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  Such payments are recognized as revenue when the completed units are shipped.

At July 1, 2007, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%).  This compares with $4.9 million (17%), $2.4 million (8%), and $2.1 million (7%) at July 2, 2006.

Included in other current receivables at July 2, 2006 was $885,000 related to a contractually guaranteed reimbursement for a manufacturing feasibility study.

Allowance for Doubtful Accounts
This account represents amounts that may be uncollectible in future periods.

		Additions/
	Balance	(Recoveries)		Balance
Fiscal	Beginning	Charged to		End of
Year	of Period	Expense	Deductions	Period

2005	$369	$(38)	$5	$326
2006	326	(65)	87	174
2007	174	76	36	214

4.	INVENTORIES

Inventories consist of the following:
(in thousands)

	July 1,	July 2,
	2007	2006

Raw materials	$39,369	$35,889
Work in progress	20,348	17,930

	$59,717	$53,819

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005, expense for obsolete or slow moving inventory charged to income before income taxes was $1.3 million, $0.9 million, and $1.0 million, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:
(in thousands)

			Estimated
	July 1,	July 2,	useful life
	2007	2006	in years

Land	$68	$2,458	---
Building and improvements	4,353	9,090	3 - 40
Leasehold improvements	3,810	3,838	2 - 15
Machinery and equipment	26,731	23,755	2 - 16
Furniture and fixtures	2,165	1,947	3 - 16
Computer equipment	3,008	2,583	3
Construction in progress	896	220	---

	41,031	43,891
Less accumulated depreciation	24,762	23,438

	$16,269	$20,453

Depreciation expense was $3.8 million, $3.3 million and $3.2 million for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.
6.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:
(in thousands)

	July 1,	July 2,
	2007	2006

Software	$3,830	$3,228
Less accumulated amortization	3,043	2,661

Net software	787	567
Customer list	3,400	3,400
Less accumulated amortization	1,918	1,351

Net customer list	1,482	2,049

Other, net	13	127

	$2,282	$2,743

Intangibles are amortized over a three- to-six-year period.  Amortization expense was $1.2 million, $1.2 million and $1.1 million for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.

The Company anticipates that amortization expense will approximate $1.1 million for fiscal year 2008, $1.1 million for fiscal year 2009, $900,000 for fiscal year 2010, $500,000 for fiscal year 2011 and $500,000 for fiscal year 2012.

7.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	July 1,	July 2,
	2007	2006

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

There were no changes in the carrying amount of goodwill for the period ended July 1, 2007.

8.	OTHER ASSETS

Other assets is summarized as follows:

(in thousands)

	July 1,	July 2,
	2007	2006

Cash value of life insurance	$4,390	$4,285
Deposits, licenses and other, net	154	390
Securities held for sale	85	264
Deferred financing costs, net	108	173
Other	35	87

	$4,772	$5,199

The Company’s investment in securities held for sale of $85,000 at July 1, 2007, consists of 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable. In the year ended July 1, 2007, the Company took an other-than-temporary write-down on the 1.6 million shares of $179,000.

In the fiscal year ended July 2, 2006, the Company sold 210,000 Norwood Abbey shares at a pretax gain of $30,000.  In addition, an other-than-temporary write-down of the remaining 1.6 million shares occurred in the fiscal year ended July 2, 2006, resulting in the recognition of $181,000 pretax expense ($112,000 after tax).

9.	SALE-LEASEBACK TRANSACTION

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, is $635,000 pretax ($391,000 after tax) and is recorded as a gain in other income in the year ended July 1, 2007. The remainder of the gain will be amortized over the six years of the lease as a reduction in rent expense. Of this amount, $133,000 was recognized in the fiscal year ended July 1, 2007.

The obligations for future minimum lease payments as of July 1, 2007, and the amortization of the remaining deferred gain is:
(in thousands)

Fiscal Year	Minimum Lease Payments	Deferred Gain Amortization	Net Rental Expense

2008	$603	$(481)	$122
2009	603	(481)	122
2010	603	(481)	122
2011	603	(481)	122
2012	603	(481)	122
Thereafter	435	(346)	89

10.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(dollars in thousands)

	July 1,	July 2,
	2007	2006

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$14,825	$19,475
Interest rate at year-end	6.91%	7.28%
Average amount of short-term borrowings
outstanding during period	$13,486	$8,729
Average interest rate for fiscal year	7.29%	6.85%
Maximum short-term borrowings at any month-end	$16,675	$19,475

Senior long-term debt:
Senior lender:
Term loan	$10,500	$15,750
Mortgage loan	---	5,483
Other	931	960

Total senior long-term debt	11,431	22,193
Less current maturities	6,300	5,791

Long-term debt, less current maturities	$5,131	$16,402

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total net cash payments for interest in fiscal years 2007, 2006 and 2005 were $2.1 million, $1.9 million and $1.6 million, respectively.

The Company entered into a senior loan agreement on February 17, 2004, which was last amended in December 2006.  The Company incurred $330,000 of financing costs that have been deferred and will be amortized over a period beginning May 2004 and ending February 2009.  At July 1, 2007, the unamortized amount was $108,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of July 1, 2007, outstanding loans under the revolving credit facility were $14.8 million; letters of credit outstanding were $1.3 million; and, $13.9 million was available. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 2009.  As of July 1, 2007, the amount outstanding was $10.5 million.

•

On April 15, 2004, the Company entered into an Interest Rate Cap Agreement with a bank.  This Cap Agreement capped the Company’s exposure to increases in LIBOR at 4% for a period of three years on a notional amount beginning at $24.0 million and amortizing on a schedule that matches amortization of the $25.0 million term loan dated February 17, 2004. As a result of this Cap Agreement, for the twelve months ended July 1, 2007, interest expense was reduced by $127,000.  This Cap Agreement expired in February 2007.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal year ended July 1, 2007, the average rate, including the effect of the interest rate cap, was approximately 6.04%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of July 1, 2007.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $470,000 at July 1, 2007 and $587,000 at July 2, 2006.

The aggregate maturities of long-term obligations are as follows:
(dollars in thousands)

Fiscal Year

2008	………………………………………………………	$6,300
2009	………………………………………………………	4,684
2010	………………………………………………………	146
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$11,431

11.	RELATED PARTY TRANSACTIONS

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

Rental expense under operating leases is as follows:
(in thousands)

	Fiscal Year Ended

	July 1,	July 2,	July 3,
	2007	2006	2005

Initial term of more than one year	$2,526	$2,121	$2,098
Deferred gain on sale leaseback	(133)	---	---
Short-term rentals	44	143	89

	$2,437	$2,264	$2,187

At July 1, 2007, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(in thousands)

Fiscal Year

2008	….……………………………………………………	$2,918
2009	….……………………………………………………	2,402
2010	….……………………………………………………	2,248
2011	….……………………………………………………	1,515
2012	….……………………………………………………	1,070
Thereafter	….……………………………………………………	$2,841

The $2.8 million thereafter relates to obligations under long-term facility leases in Huntsville, Arkansas, and Houston, Texas.

13.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution.  During fiscal 2007, 2006 and 2005, Company matching contributions were $456,000, $449,000, $428,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan.  There were no such contributions for fiscal 2007, 2006 and 2005.

The Company has a deferred compensation plan for selected employees who, due to Internal Revenue Service guidelines, cannot take full advantage of the contributory savings plan.  This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%.  To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance.  The increase in the cash value of the life insurance policies exceeded the premiums paid by $85,000, $79,000 and $73,000 in fiscal years 2007, 2006 and 2005, respectively.  The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.5 million at July 1, 2007, compared with $1.4 million at July 2, 2006.  The liability for the deferred compensation and interest thereon is included in accrued employee compensation and was $4.3 million at July 1, 2007, compared with $3.7 million at July 2, 2006.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.   For the year ended July 1, 2007, 26,481 shares were purchased in the aggregate amount of $325,000, for which the Company recognized expense of approximately $70,000. For the year ended July 2, 2006, 21,690 shares were purchased in the aggregate amount of $325,000, for which the Company recognized expense of approximately $55,000. For the year ended July 3, 2005, 27,469 shares were purchased in the aggregate amount of $278,000, of which the Company recognized expense of approximately $113,000.

14.	OTHER INCOME, NET

The components of other income, net, are as follows:
(dollars in thousands)

	Fiscal Year Ended

	July 1,	July 2,	July 3,
	2007	2006	2005

Interest income	$83	$7	$10
Property rental income	646	835	1,039
Property rental expense	(447)	(603)	(640)
Gain on sale of real estate	635
Other, net	(203)	(145)	68

	$714	$94	$477

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, is $635,000 pretax ($391,000 after tax) and is recorded as a gain in other income in the fiscal year ended July 1, 2007. The remainder of the gain will be amortized over the six years of the lease as a reduction in rent expense. Of this amount, $133,000 was recognized in the fiscal year ended July 1, 2007.

For the year ended July 1, 2007, Other, net includes a $179,000 other-than-temporary impairment of the Company’s investment in Norwood Abbey (see Note 8).

For the year ended July 2, 2006, Other, net includes a $181,000 other-than-temporary impairment of the Company’s investment in Norwood Abbey, offset by a realized $30,000 gain on the sale of 210,000 shares of Norwood Abbey.

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

15.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:
(in thousands)

	July 1,	July 2,	July 3,
	2007	2006	2005

Current:
U.S. Federal	$6,728	$5,716	$4,889
State and Local	1,089	1,059	902

Total	$7,817	$6,775	$5,791

Deferred:
U.S. Federal	$(950)	$(469)	$185
State and Local	(211)	(50)	19

Total	$(1,161)	$(519)	$204

Income tax expense from continuing operations:
U.S. Federal	$5,778	$5,247	$5,074
State and Local	878	1,009	921

Total	$6,656	$6,256	$5,995

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as a result of the following:

(in thousands)

	July 1,	July 2,	July 3,
	2007	2006	2005

Computed “expected” tax expense	$6,300	$5,587	$5,903
Increase (reduction) in income taxes resulting from:
Federal tax credit – current year	(30)	(55)	(81)
Tax exposure adjustment	(151)	(99)	(245)
State and local tax, net	655	622	599
Other	(118)	201	(181)

Total	$6,656	$6,256	$5,995

The Company regularly reviews its potential tax liabilities for tax years subject to audit.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law phases out the Extraterritorial Income Exclusion (“EIE”) benefit, phases in a new deduction on U.S. manufacturing income, and allows the repatriation of undistributed foreign earnings at a reduced rate in 2005 subject to certain limitations. Due to the fact that the Company’s fiscal and tax year began on June 28, 2004, the new law did not materially impact the Company’s fiscal year 2005 provision. The only impact on the Company’s provision was a slight reduction in the EIE benefit earned in the last six months of fiscal year 2005. The Company has no foreign earnings to repatriate and the new manufacturing deductions did not become effective for the Company until fiscal year 2006. In fiscal years 2007 and 2006, the new law resulted in a reduction of $187,000 and $185,000, respectively, in the tax provision.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

	July 1,	July 2,
	2007	2006

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory valuation provisions	$818	$657
Gain on sale-leaseback transaction	1,059	---
Deferred compensation	2,254	2,005
Loss reserves on long-term contracts	279	298
Accrued vacation	382	440
Other than temporary impairment of asset - held for sale	263	197
Other	159	67

Total gross deferred tax assets	$5,214	$3,664

Deferred tax liabilities:
Goodwill and intangibles, due to Pinnacle acquisition	$(1,560)	$(1,121)
Property, plant and equipment, principally due to
differences in depreciation methods	(1,286)	(1,278)
Other	(47)	(105)

Total gross deferred tax liabilities	$(2,893)	$(2,504)

Net deferred tax assets	$2,321	$1,160

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized.  The net deferred tax assets reflect management’s belief that it is more likely than not that future operating results will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $7.7 million for fiscal 2007, $8.0 million for fiscal 2006 and $5.9 million for fiscal 2005.
16.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	July 1,	July 2,	July 3,
	2007	2006	2005

Net earnings	$11,343	$9,708	$10,870

Basic net earnings per share	$0.75	$0.64	$0.72

Diluted net earnings per share	$0.71	$0.60	$0.68

Basic earnings per share are calculated using the weighted average number of shares outstanding during the period.   Diluted earnings per share are calculated using the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive share options and performance units by using the treasury stock method.

(in thousands)

	July 1,	July 2,	July 3,
	2007	2006	2005

Average shares outstanding -- basic	15,143	15,156	15,013
Dilutive options and performance units	904	946	870

Adjusted average shares
outstanding -- diluted	16,047	16,102	15,883

17.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at July 1, 2007 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the fiscal years ended July 1, 2007 and July 2, 2006, stock-based compensation attributable to the adoption of SFAS No. 123R was $61,000 ($37,000 after tax) and $629,000 ($391,000 after tax), respectively, equivalent to both earnings per basic and diluted share of $0.00 and $0.02, respectively.

As of July 1, 2007, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $1.2 million pretax and the period over which it is expected to be recognized is approximately 1.7 years.

A summary of the Company’s Plans as of July 1, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at June 27, 2004	1,643,831	$3.06	913,196	$3.00

Canceled	(20,957)	2.50	---	---
Granted	316,902	8.54	---	---		$5.33
Exercised	(59,200)	2.51	---	---

Outstanding at July 3, 2005	1,880,576	$3.96	1,100,226	$2.92

Canceled	(3,750)	8.54	---	---
Granted	---	---	---	---	$	---
Exercised	(105,675)	3.43	---	---

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52

Canceled	(2,000)	8.54	---	---
Granted	---	---	---	---	$	---
Exercised	(187,838)	4.25	---	---

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding Options				Exercisable Options

Range of Exercise Prices	Number Outstanding at July 1, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)	Number Exercisable at July 1, 2007	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)

$2.50 – $3.56	1,277,036	3.6	$2.79	$12,128	1,277,036	$2.79	$12,128

$5.72 – $8.54	304,277	7.2	8.54	1,141	304,277	8.54	1,141

	1,581,313	4.3	$3.90	$13,269	1,581,313	$3.90	$13,269

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal years ended July 1, 2007 and July 2, 2006 was $1.6 million and $1.2 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal year ended July 1, 2007.

Performance Units and Restricted Stock

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

For the fiscal years ended 2007, 2006 and 2005 compensation expense related to the LTIP was $1.1 million, $757,000 and 203,000, respectively.

18.	LEGAL PROCEEDINGS

On March 7, 2007, the Company filed a complaint in the Circuit Court of Missouri seeking payment of approximately $200,000 of unpaid invoices from a customer. The customer alleged that the Company had supplied defective connector assemblies. During the fourth quarter of fiscal 2007, the Company reached an agreement in principle with this customer to assist in the redesign of these assemblies. The agreement contemplates execution of a new contract to manufacture and sell the redesigned assemblies to the customer.

All prior outstanding invoices from the customer have been paid. The Company anticipates discharging its complaint upon execution of the new manufacturing agreement.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:
(dollars in thousands, except per-share amounts)

	October 1,	December 31,	April 1,	July 1,
FY2007	2006	2006	2007	2007

Net sales	$49,900	$60,820	$59,619	$64,864

Cost of sales	39,243	48,314	48,657	53,194
Selling and administrative expense	5,991	6,800	6,728	6,750
Interest expense	651	564	557	469
Other (income) expense, net	44	(64)	(661)	(33)

Net earnings before income taxes	3,971	5,206	4,338	4,484
Income tax expense	1,560	2,009	1,495	1,592

Net earnings	$2,411	$3,197	$2,843	$2,892

Basic net earnings per share:
Basic net earnings	$0.16	$0.21	$0.19	$0.19

Average shares outstanding	15,121	15,112	15,166	15,174

Diluted earnings per share:
Diluted net earnings	$0.15	$0.20	$0.18	$0.18

Average diluted shares outstanding	16,058	16,008	16,049	16,007

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(continued)

	October 2,	January 1,	April 2,	July 2,
FY2006	2005	2006	2006	2006

Net sales	$39,639	$48,147	$47,273	$55,030

Cost of sales	30,141	37,680	37,483	43,795
Selling and administrative expense	5,625	5,835	5,509	6,068
Interest expense	404	449	554	676
Other (income) expense, net	(33)	(114)	17	36

Net earnings before income taxes	3,502	4,297	3,710	4,455
Income tax expense	1,471	1,634	1,405	1,746

Net earnings	$2,031	$2,663	$2,305	$2,709

Basic net earnings per share:
Basic net earnings	$0.13	$0.18	$0.15	$0.18

Average shares outstanding	15,084	15,149	15,187	15,203

Diluted earnings per share:
Diluted net earnings	$0.13	$0.17	$0.14	$0.17

Average diluted shares outstanding	16,069	16,056	16,125	16,163

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Sale and Purchase Agreement dated as of February 17, 2004 by and between LaBarge Electronics, Inc. and Pinnacle Electronics, Inc. previously filed with the Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004, and incorporated herein by reference.

3.1

Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995 and incorporated herein by reference.

3.1(a)

Certificate of Amendment to Restated Certificate of Incorporation, dated November 7, 1997, previously filed as Exhibit 3.1(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 1997 and incorporated herein by reference.

3.2	By-Laws, as amended, previously filed as Exhibit 3.2(a) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended October 1, 1995 and incorporated herein by reference.
3.3

Certificate of Designations for Series C Junior Participating Preferred Stock, previously filed as Exhibit 3 to the Company’s Registration Statement on Form 8-A (File No. 000-33319) on November 9, 2001 and incorporated herein by reference.

4.1(a)

Form of Rights Agreement dated as of November 8, 2001, between the Company and UMB Bank, as Rights Agent, which includes as Exhibit B the form of Rights Certificate, previously filed as Exhibit 4 to the Company’s Registration Statement on Form 8-A (File No. 000-33319) on November 9, 2001 and incorporated herein by reference.

4.1(b)

First Amendment to the Rights Agreement appointing Registrar and Transfer Company as successor Rights Agent with respect to Series C Junior Participating Preferred Stock Purchase Rights, previously filed with Securities & Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761), dated January 4, 2002 and incorporated herein by reference.

10.1*

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

10.2(a)

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(b)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association as agent previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(c)

First Amendment to the Loan Agreement dated April 16, 2004 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent, previously filed with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 3, 2004 and incorporated herein by reference.

10.2(d)

Second Amendment to the Loan Agreement dated August 24, 2005 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent. Previously filed with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 8, 2005 and incorporated herein by reference.

10.2(e)

Third Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 15, 2006 and incorporated herein by reference.

10.2(f)

Fourth Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Form 10-Q (File No. 001-05761) on February 7, 2007 and incorporated herein by reference.

10.3(a)*

Second Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on November 30, 1993, previously filed with the Securities and Exchange Commission July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(b)*

Third Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on March 24, 1994, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(c)*

Fourth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 3, 1995, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(d)*

Fifth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on October 26, 1995, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.3(e)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998.  Previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3(f) *

Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999. Previously filed with the Securities and Exchange Commission with the Company’ Annual Report on Form 10-K (File No. 001-05761) on September 27, 1999 and incorporated herein by reference.

10.4*

LaBarge, Inc. 1993 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.5*

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan. Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.6*

Management Retirement Savings Plan of LaBarge, Inc.  Previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.7*

LaBarge, Inc. 1995 Incentive Stock Option Plan.  Previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.8*

LaBarge, Inc. Employee Stock Purchase Plan.  Previously filed with the Securities and Exchange Commission with the Company’s definitive Proxy Statement on Schedule 14A, (File No. 001-05761) filed on September 21, 1998, and incorporated herein by reference.

10.9*

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan. Previously filed with the Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) on May 12, 1999 and incorporated here in by reference.

10.10*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan.  Previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

10.11*

Form of Executive Severance Agreement, previously filed with Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 22, 2005, and incorporated herein by reference.

10.12*	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company’s Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
10.13

Form of Competitive Practices Agreement, previously filed with the Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) filed February 22, 2005 and incorporated herein by reference.

21**	Subsidiaries of the Company.
23**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (see signature page).
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13-a - 14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
**	Document filed herewith