Form 10-Q
period 2007-09-30
LABARGE INC
filed 2007-11-07
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
or
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of November 5, 2007: 15,391,348 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

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

Signature

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per-share amounts)

	Three Months Ended

	September 30, 2007	October 1, 2006

Net sales	$59,190	$49,900
Cost and expenses:
Cost of sales	47,818	39,243
Selling and administrative expense	6,947	5,991
Interest expense	427	651
Other expense, net	10	44

Earnings before income taxes	3,988	3,971
Income tax expense	1,468	1,560

Net earnings	$2,520	$2,411

Basic net earnings per share:
Basic net earnings	$0.17	$0.16

Average common shares outstanding	15,200	15,121

Diluted net earnings per share:
Diluted net earnings	$0.16	$0.15

Average diluted common shares outstanding	16,018	15,984

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except  share amounts)

	September 30, 2007	July 1, 2007

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,896	$392
Accounts and other receivables, net	29,480	30,204
Inventories	61,314	59,717
Prepaid expenses	1,472	2,333
Deferred tax assets, net	1,628	1,822

Total current assets	95,790	94,468

Property, plant and equipment, net	16,881	16,269
Intangible assets, net	2,002	2,282
Goodwill, net	24,292	24,292
Deferred tax asset, net	622	499
Other assets, net	4,933	4,772

Total assets	$144,520	$142,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,600	$14,825
Current maturities of long-term debt	6,305	6,300
Trade accounts payable	20,755	18,643
Accrued employee compensation	9,686	10,837
Other accrued liabilities	2,732	2,321
Cash advances	4,173	3,613

Total current liabilities	57,251	56,539

Long-term advances from customers for purchase of materials	1,285	1,590
Deferred gain on sale of real estate and other liabilities	2,809	2,912
Long-term debt	3,552	5,131

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at September 30, 2007 and July 1, 2007, including shares in treasury	158	158
Additional paid-in capital	16,095	16,174
Retained earnings	66,294	63,774
Less cost of common stock in treasury, shares of 389,298 at September 30, 2007 and 506,704 at July 1, 2007	(2,924)	(3,696)

Total stockholders’ equity	79,623	76,410

Total liabilities and stockholders’ equity	$144,520	$142,582

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Three Months Ended

	September 30, 2007	October 1, 2006

Cash flows from operating activities:
Net earnings	$2,520	$2,411
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,260	1,240
Amortization of deferred gain on sale of real estate	(120)	---
Stock-based compensation	283	332
Other than temporary impairment of investment	13	105
Deferred taxes	71	(164)
Other	2	(3)
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	724	2,681
Inventories	(1,597)	(2,909)
Prepaid expenses	861	146
Trade accounts payable	1,149	936
Accrued liabilities	(335)	2,124
Advance payments	255	3,461

Net cash provided by operating activities	5,086	10,360

Cash flows from investing activities:
Additions to property, plant and equipment	(648)	(1,229)
Proceeds from disposal of property and equipment	18	5
Additions to other assets and intangibles	(175)	(428)
Proceeds from sale of other assets and intangibles	---	20

Net cash (used) by investing activities	(805)	(1,632)

Cash flows from financing activities:
Borrowings on revolving credit facility	19,000	13,450
Payments of revolving credit facility	(20,225)	(20,175)
Borrowings of long-term debt	---	250
Repayments of long-term senior debt	(1,574)	(1,384)
Issuance of treasury stock	287	381
Purchase of treasury stock	(265)	(597)

Net cash (used) by financing activities	(2,777)	(8,075)

Net increase in cash and cash equivalents	1,504	653
Cash and cash equivalents at beginning of period	392	947

Cash and cash equivalents at end of period	$1,896	$1,600

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at September 30, 2007, the related consolidated statements of income for the three months ended September 30, 2007 and October 1, 2006, and the consolidated statements of cash flows for the three months ended September 30, 2007 and October 1, 2006, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

Stock-Based Compensation
For the three months ended September 30, 2007, total stock-based compensation was $0.3 million ($0.2 million after tax), equivalent to earnings per basic and diluted share of $.01. For the three months ended October 1, 2006, total stock-based compensation was $0.3 million ($0.2 million after tax), equivalent to earnings per basic and dilutive share of $.01.

As of September 30, 2007, the total unrecognized compensation expense related to nonvested awards was $1.0 million pretax, and the period over which it is expected to be recognized is approximately 1.5 years. At October 1, 2006, the total unrecognized compensation expense, including stock options and performance units, was $0.9 million pretax, and the period over which it was expected to be recognized was 1.4 years.

No stock options were issued in the fiscal quarters ended September 30, 2007 and October 1, 2006, respectively. On August 24, 2005 and January 11, 2005, the Company entered into long-term incentive plan agreements with certain key executives tied to fiscal years 2008 and 2007 financial performance. Compensation expense related to these awards was recognized in the 2008 and 2007 first fiscal quarters, but no shares are included in the dilutive shares, as the performance conditions had not been met at September 30, 2007 and October 1, 2006.

All stock options outstanding at September 30, 2007 and October 1, 2006 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company believes that adopting the provisions of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities:” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company believes that the adoption of the provisions of SFAS No. 159 on its consolidated financial statements, if any, will not be material when it becomes effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company is believes that adopting the provisions of EITF 06-4 will not have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $740,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, there was approximately $756,000 of unrecognized tax benefits. In the short term, management of the Company does not reasonably expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, there was approximately $101,000 of accrued interest related to uncertain tax positions, $19,000 of which was recognized in the three months ended September 30, 2007.

The Company’s federal income tax returns for fiscal years 2004 through 2006 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 are currently being examined by the Internal Revenue Service.

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

EITF 06-5 became effective for the Company in the current fiscal year. Adopting the provisions of EITF 06-5 did not have a material impact on its consolidated financial statements.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(in thousands)

	Three Months Ended

	September 30,	October 1,
	2007	2006

Gross sales	$59,349	$50,046
Less sales discounts	159	146

Net sales	$59,190	$49,900

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	Three Months Ended

	September 30,	July 1,
	2007	2007

Billed shipments, net of progress payments	$29,445	$30,042
Less allowance for doubtful accounts	264	214

Trade receivables, net	29,181	29,828
Other current receivables	299	376

Total	$29,480	$30,204

Progress payments are payments from customers, in accordance with contractual terms, for contract costs incurred to date.  Such payments are recognized as revenue when the completed units are shipped.

At September 30, 2007, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $5.4 million (18%), $2.6 million (9%), and $1.8 million (6%). This compares with $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%) at July 1, 2007.

4.	INVENTORIES

Inventories consist of the following:
(in thousands)

	September 30,	July 1,
	2007	2007

Raw materials	$40,274	$39,369
Work in progress	21,040	20,348

	$61,314	$59,717

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended September 30, 2007 and October 1, 2006, expense for obsolete or slow-moving inventory charged to income before taxes was $0.3 million and $0.2 million, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(in thousands)

	September 30,	July 1,
	2007	2007

Software	$3,765	$3,830
Less accumulated amortization	3,103	3,043

Net software	662	787

Customer list	3,400	3,400
Less accumulated amortization	2,060	1,918

Net customer list	1,340	1,482

Other, net	---	13

Total intangible assets, net	$2,002	$2,282

Intangibles are amortized over a three-to-six-year period.  Amortization expense was $0.3 million for each of the three-month periods ended September 30, 2007 and October 1, 2006.

The Company anticipates that amortization expense will approximate $1.2 million for fiscal year 2008, $1.1 million for fiscal year 2009, $0.8 million for fiscal year 2010, $0.4 million for fiscal year 2011 and $0.4 million for fiscal year 2012.

6.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	September 30,	July 1,
	2007	2007

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There were no changes in the carrying amount of goodwill at September 30, 2007 and July 1, 2007.

7.	OTHER ASSETS

Other assets is summarized as follows:
(in thousands)

	September 30,	July 1,
	2007	2007

Cash value of life insurance	$4,579	$4,390
Deposits, licenses and other, net	155	154
Securities held for sale	72	85
Deferred financing costs, net	91	108
Other	36	35

Total	$4,933	$4,772

The Company’s investment in securities held for sale of $72,000 at September 30, 2007 consists of 1.6 million shares of Norwood Abbey Ltd.  This investment is the result of shares and options acquired as a partial settlement of a note receivable in December 1999. In the quarter ended September 30, 2007, the Company recorded an other-than-temporary write-down on the 1.6 million shares of $13,000, compared with a $105,000 write down in the quarter ended October 1, 2006.

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	September 30,	July 1,
	2007	2007

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$13,600	$14,825
Interest rate at quarter-end	6.84%	6.91%
Average amount of short-term borrowings
outstanding during period	$12,872	$13,486
Average interest rate for period	6.86%	7.29%
Maximum short-term borrowings at
any month-end	$13,725	$16,675

Senior long-term debt:
Senior lender:
Term loan	$9,000	$10,500
Other	857	931

Total senior long-term debt	9,857	11,431
Less current maturities	6,305	6,300

Long-term debt, less current maturities	$3,552	$5,131

The average interest rate was computed by dividing the sum of daily interest costs by the sum of daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in February 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At September 30, 2007, the unamortized amount was $91,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 30, 2007, outstanding loans under the revolving credit facility were $13.6 million; letters of credit issued were $1.3 million; and an aggregate of $15.1 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 2009.  As of September 30, 2007, the amount outstanding was $9.0 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal quarter ended September 30, 2007, the average rate was approximately 6.82%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of September 30, 2007.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $438,000 for the three months ended September 30, 2007 and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$4,728
2009	………………………………………………………	4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$9,857

9.	CASH FLOWS

Total cash payments for interest for the three months ended September 30, 2007 and October 1, 2006 amounted to $456,000 and $646,000, respectively.  Net cash payments for federal and state income taxes were $4,000 and $0 for the three months ended September 30, 2007 and October 1, 2006, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	September 30,	October 1,
	2007	2006

Net earnings	$2,520	$2,411

Basic net earnings per share	$0.17	$0.16

Diluted net earnings per share	$0.16	$0.15

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

(in thousands)

	Three Months Ended

	September 30,	October 1,
	2007	2006

Average common shares outstanding – basic	15,200	15,121
Dilutive options and restrictive shares	818	863

Adjusted average common shares outstanding -- diluted	16,018	15,984

All stock options outstanding and nonvested restricted shares at September 30, 2007 and October 1, 2006 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years.

11.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at September 30, 2007 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

As of September 30 2007, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $1.0 million pretax and the period over which it is expected to be recognized is approximately 1.5 years.

A summary of the Company’s Plans as of September 30, 2007 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---
Granted	---				$	---
Exercised	(24,500)	8.54

Outstanding at September 30, 2007	1,556,813	$3.83	1,556,813	$3.83

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)

$2.50 - 3.00	988,836	2.7	$2.58	$9,222
$3.03 - 5.96	288,200	5.4	3.51	2,420
$5.97 - 8.54	279,777	6.9	8.54	943

	1,556,813	4.0	$3.83	$12,585

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended September 30, 2007 was $103,000. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal quarter ended September 30, 2007.

Performance Units and Restricted Stock

The Company entered into long-term incentive plan agreements with certain key executives under the LTIP in January 2005 and August 2005, respectively. These agreements provide for the issuance of performance units, which will be settled in stock subject to the achievement of the Company’s financial goals. Settlement will be made pursuant to a range of opportunities relative to net earnings. No settlement will occur for results below the minimum threshold and additional shares shall be issued if the performance exceeds the targeted goals. The compensation cost of performance units is subject to adjustment based upon the attainability of the target goals.

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

During the three months ended September 30, 2007 the Company issued 108,084 shares of restricted stock, subject to the two-year vesting condition, associated with the fiscal 2007 award. In addition, the Company recorded compensation expense for the awards granted for fiscal 2007. During the three months ended October 1, 2006, the Company issued 79,643 shares of restricted stock subject to the two-year vesting condition associated with the 2006 award.

During the three months ended September 30, 2007, the compensation expense related to the LTIP was $271,000. During the three months ended October 1, 2006, the compensation expense related to the LTIP was $260,000 ($160,000 after tax).

The weighted-average grant date fair value of the restricted stock issued during the three months ended September 30, 2007 was $12.29 per share. The weighted-average grant date fair value of the restricted stock issued during the three months ended October 1, 2006 was $13.27 per share.

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

General
General Development of Business and Information about Business Activity
LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation, incorporated in 1968, that manufactures and designs high-performance electronic, electromechanical and interconnect systems on a contract basis for customers in diverse technology-driven markets.  The Company’s core competencies are to provide complete electronic systems solutions, including the manufacturing, engineering and design of interconnect systems, circuit card assemblies and high-level assemblies for its customers’ specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic and electromechanical equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, government systems, aerospace, natural resources, industrial and other commercial markets.   The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,350 people, including approximately 1,160 people who provide support for production activities (including assembly, test and engineering) and approximately 190 people who provide administrative support.

Results of Operations - Three Months Ended September 30, 2007

Backlog
(in thousands)

		Three Months Ended

		September 30,	October 1,
	Change	2007	2006

Backlog	$33,765	$245,535	$211,770

The growth in backlog is the result of a sales and marketing effort that focuses on matching the Company’s core competencies and the application of those competencies to the outsourcing needs of targeted large customers in a variety of industries.  Approximately $50.8 million of the backlog at September 30, 2007 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts.  This compares with $51.9 million at October 1, 2006.

Net Sales
(dollars in thousands)

		Three Months Ended

		September 30,	October 1,
	Change	2007	2006

Net sales	18.6%	$59,190	$49,900

The largest contributor to fiscal 2008 first-quarter revenues was shipments to defense customers, representing $22.9 million of sales, versus $18.5 million in 2006.  During the current year’s first quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  Shipments to natural resources customers were $15.4 million in the first quarter of fiscal 2008, compared with $11.1 million in the year-ago period. In addition, industrial customers represented $11.0 million of fiscal 2008 first-quarter revenue, compared with $7.6 million in the year-ago period. Shipments to government systems customers represented $1.6 million of fiscal 2008 first-quarter revenue, compared with $5.9 million in the year-ago period.

Sales to the Company’s 10 largest customers represented 69% of total revenue in the first quarter of fiscal 2008, compared with 69% for the same period of fiscal 2007.  The Company’s top three customers accounted for 13%, 12% and 11%, respectively, of total sales for the first quarter of fiscal 2008. This compares with $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%), respectively, for the first quarter of fiscal 2008.

Gross Profit
(dollars in thousands)

Three Months Ended

	Change		September 30, 2007	October 1, 2006

Gross profit Gross margin	$715 (2.2	) points	$11,372 19.2%	$10,657 21.4%

The gross profit margin for the three months ended September 30, 2007 decreased by 2.2 percentage points from the prior year period.

During the fiscal year ended July 1, 2007, the Company’s gross margins were adversely affected by higher than anticipated labor and material costs on certain contracts. For the three months ended September 30, 2007, gross margin continues to be impacted by shipments under these contracts.

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.

Selling and Administrative Expenses
(dollars in thousands)

			Three Months Ended

	Change		September 30, 2007	October 1, 2006

Selling and administrative expenses	$956		$6,947	$5,991
Percent of sales	(0.3	) points	11.7%	12.0%

Selling and administrative expenses increased over prior periods, primarily as a result of increases in: compensation cost and related fringes of $315,000 due to wage inflation and higher accrued incentive pay; professional services of $228,000; commissions of $62,000 due to higher sales; general insurance expense of $97,000; medical insurance of $46,000; spending on computer maintenance of $72,000; and $94,000 for contract labor.

As a percentage of sales, selling and administrative expenses declined in the quarter ended September 30, 2007 compared with the year ago period.

Interest Expense
(in thousands)

		Three Months Ended

	Change	September 30, 2007	October 1 2006

Interest expense	$(224)	$427	$651

Interest expense declined for the three months ended September 30, 2007.  The reduction reflects lower average debt levels which more than offset the impact of higher average interest rates.

Average interest rates during the current-year period were 6.8%, compared with 6.5% in the comparable quarter a year ago.

Income Tax Expense
(in thousands)

		Three Months Ended

	Change	September 30, 2007	October 1, 2006

Income tax expense	$(92)	$1,468	$1,560

The income tax rate was 36.8% and 39.3% for the three-month periods ended September 30, 2007 and October 1, 2006, respectively. The effective income tax rate for the three-month period ended September 30, 2007, excluding the impact of additional Sub Part F income, was 37.3%, compared with 38.4% for the three-month period ended October 1, 2006. The lower effective rate in fiscal year 2008 primarily results from the increase in the manufacturing deduction under the American Jobs Creation Act of 2004. The deduction is being phased in over three years.

Liquidity and Capital Resources
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(in thousands)

	September 30,	July 1,
	2007	2007

Stockholders’ equity	$79,623	$76,410
Debt	23,457	26,256

The Company’s operations provided $5.1 million of net cash in the three months ended September 30, 2007.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 30, 2007, outstanding loans under the revolving credit facility were $13.6 million; letters of credit issued were $1.3 million; and an aggregate of $15.1 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 2009.  As of September 30, 2007, the amount outstanding was $9.0 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal quarter ended September 30, 2007, the average rate was approximately 6.82%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of September 30, 2007.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements totaling $438,000 at September 30, 2007, and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$4,728
2009	………………………………………………………	4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$9,857

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

Revenue Recognition and Cost of Sales

Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of September 30, 2007, and October 1, 2006, the Company has recognized revenue under these arrangements of $2.9 million and $2.4 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture certain assemblies and supply certain parts. Revenue related to the manufactured assemblies will be recognized as gross revenue when the product is shipped. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts will be netted against the invoice price to determine net sales when the part is shipped. During the quarter ended September 30, 2007, sales under this contract were $731,000 related to the manufactured assemblies and $33,000 related to the supplied parts.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended September 30, 2007 and October 1, 2006, expense for obsolete or slow-moving inventory charged to income before income taxes was $0.3 million and $0.2 million, respectively.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of fiscal year 2007, the Company completed its quarterly impairment test and determined that the carrying value is reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company believes that adopting the provisions of SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earning at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company believes that the adoption of the provisions of SFAS No. 159 on its consolidated financial statements, if any, will not be material when it becomes effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company believes that adopting the provisions of EITF 06-4 will not have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $740,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, there was approximately $756,000 of unrecognized tax benefits. In the short term, management of the Company does not reasonably expect any significant changes.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, there was approximately $101,000 of accrued interest related to uncertain tax positions, $19,000 of which was recognized in the three months ended September 30, 2007.

The Company’s federal income tax returns for fiscal years 2004 through 2006 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 are currently being examined by the Internal Revenue Service.

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

EITF 06-5 became effective for the Company in the 2008 fiscal year. Adopting the provisions of EITF 06-5 did not have a material impact on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended September 30, 2007, and October 1, 2006, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of September 30, 2007, the Company had $23.5 million in total debt.  Industrial revenue bonds and capital leases totaling $857,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $22.6 million is subject to fluctuation.  If interest rates increased 1%, the additional interest cost to the Company would be approximately $226,000 for one year.

ITEM 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures
 The Company’s Chief Executive Officer and President, and the Company’s Vice President and Chief Financial Officer, have conducted an evaluation of the design and effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

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

Changes In Internal Controls

During our first fiscal quarter of 2008, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

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

LaBarge, Inc.

Date:	November 5, 2007
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer