Form 10-Q
period 2007-12-30
LABARGE INC
filed 2008-02-07
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 30, 2007
or
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
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of February 6, 2008: 15,404,598 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended December 30, 2007

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits

Signature

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands - except per-share amounts)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net sales	$67,052	$60,820	$126,242	$110,720

Costs and expenses:
Cost of sales	53,676	48,314	101,494	87,557
Selling and administrative expense	7,465	6,800	14,412	12,791
Interest expense	387	564	814	1,215
Other expense and (income), net	22	(64)	32	(20)

Earnings before income taxes	5,502	5,206	9,490	9,177
Income tax expense	2,105	2,009	3,573	3,569

Net earnings	$3,397	$3,197	$5,917	$5,608

Basic net earnings per common share:
Basic net earnings	$0.22	$0.21	$0.39	$0.37

Average common shares outstanding	15,216	15,112	15,208	15,116

Diluted net earnings per share:
Diluted net earnings	$0.21	$0.20	$0.37	$0.35

Average diluted common shares outstanding	16,092	16,008	16,059	16,040

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands -- except share amounts)

	December 30, 2007	July 1, 2007

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$451	$392
Accounts and other receivables, net	36,983	30,204
Inventories	66,011	59,717
Prepaid expenses	1,889	2,333
Deferred tax assets, net	1,834	1,822

Total current assets	107,168	94,468

Property, plant and equipment, net	17,269	16,269
Intangible assets, net	1,851	2,282
Goodwill, net	24,292	24,292
Deferred tax asset, net	743	499
Other assets, net	4,959	4,772

Total assets	$156,282	$142,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$15,775	$14,825
Current maturities of long-term debt	6,265	6,300
Trade accounts payable	24,016	18,643
Accrued employee compensation	10,643	10,837
Other accrued liabilities	2,465	2,321
Cash advances	8,281	3,613

Total current liabilities	67,445	56,539

Long-term advances from customers for purchase of materials	1,009	1,590
Deferred gain on sale of real estate and other liabilities	2,445	2,912
Long-term debt	2,017	5,131

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at December 30, 2007 and July 1, 2007, including shares in treasury	158	158
Additional paid-in capital	16,286	16,174
Retained earnings	69,691	63,774
Less cost of common stock in treasury, shares of 368,655 at December 30, 2007 and 506,704 at July 1, 2007	(2,769)	(3,696)

Total stockholders’ equity	83,366	76,410

Total liabilities and stockholders’ equity	$156,282	$142,582

See accompanying notes to consolidated financial statements.

LaBARGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended

	December 30, 2007	December 31, 2006

Cash flows from operating activities:
Net earnings	$5,917	$5,608
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,535	2,485
Amortization of deferred gain on sale of real estate	(240)	---
Stock-based compensation	718	672
Other than temporary impairment of investment	34	105
Deferred taxes	(256)	(170)
Other	8	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables, net	(6,779)	1,799
Inventories	(6,294)	(3,236)
Prepaid expenses	444	614
Trade accounts payable	5,181	3,256
Accrued liabilities	(172)	1,519
Advance payments from customers	4,087	635

Net cash provided by operating activities	5,183	13,286

Cash flows from investing activities:
Additions to property, plant and equipment	(2,818)	(2,284)
Proceeds from disposal of property and equipment	18	25
Additions to other assets and intangibles	(340)	(569)

Net cash used by investing activities	(3,140)	(2,828)

Cash flows from financing activities:
Borrowings on revolving credit facility	41,925	27,000
Payments of revolving credit facility	(40,975)	(34,125)
Borrowings of long-term debt	---	258
Repayments of long-term senior debt	(3,149)	(2,769)
Excess tax benefits from stock option	77	194
Issuance of treasury stock	403	461
Purchase of treasury stock	(265)	(889)

Net cash used by financing activities	(1,984)	(9,870)

Net increase in cash and cash equivalents	59	588
Cash and cash equivalents at beginning of period	392	947

Cash and cash equivalents at end of period	$451	$1,535

Non-cash transactions:
Increase in capital lease obligations	$	---	$8

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at December 30, 2007, the related consolidated statements of income for the three and six months ended December 30, 2007 and December 31, 2006, and the consolidated statements of cash flows for the three and six months ended December 30, 2007 and December 31, 2006, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

Stock-Based Compensation
For the three months ended December 30, 2007, total stock-based compensation was $436,000 ($272,000 after tax), equivalent to earnings per basic and diluted shares of $0.02. For the three months ended December 31, 2006, total stock-based compensation was $339,000 ($210,000 after tax) equivalent to earnings per basic and dilutive shares of $0.01.  For the six months ended December 30, 2007, total stock-based compensation was $718,000 ($449,000 after tax), equivalent to earnings per basic and diluted share of $0.03. For the six months ended December 31, 2006, total stock-based compensation was $672,000 ($415,000 after tax), equivalent to earnings per basic and dilutive share of $0.03.

As of December 30, 2007, the total unrecognized compensation expense related to nonvested awards was $826,000 pretax, and the period over which it is expected to be recognized is approximately 1.3 years. At December 31, 2006, the total unrecognized compensation expense, including stock options and performance units, was $739,000 pretax, and the period over which it was expected to be recognized was 1.2 years.

No stock options were issued in the fiscal quarters ended December 30, 2007 and December 31, 2006, respectively. On August 24, 2005 and January 11, 2005, the Company entered into long-term incentive plan agreements with certain key executives tied to fiscal years 2008 and 2007 financial performance. Compensation expense related to these awards was recognized in the 2008 and 2007 second fiscal quarters, but no shares are included in the dilutive shares, as the performance conditions had not been met at December 30, 2007 and December 31, 2006.

All stock options outstanding at December 30, 2007 and December 31, 2006 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company does not believe that the adoption of the provisions of SFAS No. 159 will have a material impact on its consolidated financial statements when it becomes effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of EITF 06-4 will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 30, 2007, there was approximately $630,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007, there was approximately $121,000 of accrued interest related to uncertain tax positions, $19,000 and $39,000 of which was recognized in the three and six months ended December 30, 2007, respectively.

The Company’s federal income tax returns for fiscal years 2004 through 2006 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 are currently being examined by the Internal Revenue Service (“IRS”). The IRS has proposed adjustments related to the Company’s claimed research and experimentation credits and other issues. The Company is currently evaluating the proposed adjustments and believes it is reasonably possible that a decrease of $250,000 to $350,000 of the unrecognized tax benefits may occur when the audit is completed. The impact of the proposed adjustment on the statement of income is not expected to be material.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  This consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. EITF 06-5 became effective for the Company in the current fiscal year. Adopting the provisions of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Gross sales	$67,349	$61,115	$126,693	$111,161
Less sales discounts	297	295	451	441

Net sales	$67,052	$60,820	$126,242	$110,720

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	December 30,	July 1,
	2007	2007

Billed shipments, net of progress payments	$37,131	$30,042
Less allowance for doubtful accounts	294	214

Trade receivables, net	36,837	29,828
Other current receivables	146	376

Total	$36,983	$30,204

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At December 30, 2007, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $8.0 million (22%), $3.6 million (9%), and $3.4 million (9%). This compares with $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%) at July 1, 2007.

4.	INVENTORIES

Inventories consist of the following:
(in thousands)

	December 30,	July 1,
	2007	2007

Raw materials	$45,119	$39,369
Work in progress	20,892	20,348

Total	$66,011	$59,717

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended December 30, 2007 and December 31, 2006, expense for obsolescence charged to income before taxes was $502,000 and $306,000, respectively.   For the six months ended December 30, 2007 and December 31, 2006, expense for obsolescence charged to income before taxes was $819,000 and $528,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(in thousands)

	December 30,	July 1,
	2007	2007

Software	$3,865	$3,830
Less accumulated amortization	3,213	3,043

Net software	652	787

Customer list	3,400	3,400
Less accumulated amortization	2,201	1,918

Net customer list	1,199	1,482

Other, net	---	13

Total intangible assets, net	$1,851	$2,282

Intangibles are amortized over a three- to six-year period.  Amortization expense for the three months ended December 30, 2007 and December 31, 2006 was $253,000 and $264,000, respectively. Amortization expense was $519,000 and $544,000 for the six months ended December 30, 2007 and December 31, 2006, respectively.

The Company anticipates that amortization expense will approximate $1.1 million for fiscal year 2008, $1.1 million for fiscal year 2009, $899,000 for fiscal year 2010 and $423,000 for fiscal year 2011.

6.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	December 30,	July 1,
	2007	2007

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There were no changes in the carrying amount of goodwill at December 30, 2007 and July 1, 2007.

7.	OTHER ASSETS

Other assets is summarized as follows:
(in thousands)

	December 30,	July 1,
	2007	2007

Cash value of life insurance	$4,611	$4,390
Deposits, licenses and other, net	185	154
Securities held for sale	51	85
Deferred financing costs, net	75	108
Other	37	35

Total	$4,959	$4,772

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	December 30,	July 1,
	2007	2007

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$15,775	$14,825
Interest rate at period-end	6.53%	6.91%
Average amount of short-term borrowings
outstanding during period	$12,751	$13,486
Average interest rate for period	6.79%	7.29%
Maximum short-term borrowings at
any month-end	$15,775	$16,675

Senior long-term debt:
Senior lender:
Term loan	$7,500	$10,500
Other	782	931

Total senior long-term debt	8,282	11,431
Less current maturities	6,265	6,300

Long-term debt, less current maturities	$2,017	$5,131

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in December 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At December 30, 2007, the unamortized amount was $75,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 30, 2007, outstanding loans under the revolving credit facility were $15.8 million; letters of credit issued were $1.2 million; and an aggregate of $13.0 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 2009.  As of December 30, 2007, the amount outstanding was $7.5 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the three- and six-month periods ended December 30, 2007, the average rates were approximately 6.75% and 6.78%, respectively.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of December 30, 2007.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $404,000 at December 30, 2007 and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$3,153
2009	………………………………………………………	4,681
2010	………………………………………………………	147
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$8,282

9.	CASH FLOWS

Total cash payments for interest for the three months ended December 30, 2007 and December 31, 2006 amounted to $411,000 and $578,000, respectively.  Total cash payments for interest for the six months ended December 30, 2007 and December 31, 2006 amounted to $867,000 and $1.2 million, respectively.  Net cash payments for both federal and state income taxes were $3.4 million for the three and six months ended December 30, 2007, compared with $3.0 million for the three and six months ended December 31, 2006, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net earnings	$3,397	$3,197	$5,917	$5,608

Basic net earnings per share	$0.22	$0.21	$0.39	$0.37

Diluted earnings per share	$0.21	$0.20	$0.37	$0.35

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

Three Months Ended			Six Months Ended

December 30,		December 31,	December 30,	December 31,
2007		2006	2007	2006

Average common shares outstanding -- basic	15,216	15,112	15,208	15,116
Dilutive options and nonvested restricted shares	876	896	851	924

Adjusted average common shares outstanding -- diluted	16,092	16,008	16,059	16,040

All stock options outstanding and nonvested restricted shares at December 30, 2007 and December 31, 2006 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years.

11.	SHARE-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at December 30, 2007 include stock options, restricted stock and performance units.

As of December 30 2007, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $826,000 pretax and the period over which it is expected to be recognized is approximately 1.3 years.

The Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

A summary of the Company’s Plans as of December 30, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value Granted Option

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---
Granted	---				$	---
Exercised	(24,500)	8.54

Outstanding at September 30, 2007	1,556,813	$3.83	1,556,813	$3.83

Canceled	---	---	---	---
Granted	---	---	---	---	$	---
Exercised	(14,950)	2.86	---	---

Outstanding at December 30, 2007	1,541,863	$3.83	1,541,863	$3.83

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at December 30, 2007	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in thousands)

$2.50 - 3.00	975,586	2.5	$2.58	$11,580
$3.03 - 5.96	288,200	5.2	3.51	3,153
$5.97 - 8.54	278,077	6.7	8.54	1,638

	1,541,863	3.7	$3.83	$16,371

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three and six months ended December 30, 2007 was $156,000 and $259,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal quarter ended December 30, 2007.

Performance Units and Restricted Stock

The Company entered into performance unit award agreements with certain key executives under the LTIP in August 2005, August 2006 and August 2007. These agreements provide for the issuance of performance units, to be settled in stock, subject to the achievement of the Company’s financial goals. Settlements are made pursuant to a range of opportunities relative to net earnings. No settlement occurs for results below the minimum threshold and additional shares shall be issued if the performance exceeds the target goals. The compensation cost of performance units is subject to adjustment based upon the attainability of the target goals.

Upon achievement of the performance goals, restricted shares are awarded in the employee’s name but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance restricted shares are awarded.

During the six months ended December 30, 2007, the Company issued 108,084 shares of restricted stock, associated with the fiscal 2007 award, which are subject to the two-year vesting condition. In addition, the Company recorded compensation expense for the awards granted for fiscal 2007. During the six months ended December 31, 2006, the Company issued 79,763 shares of restricted stock associated with the fiscal 2006 award, which are subject to the two-year vesting condition.

During the three and six months ended December 30, 2007, the compensation expense related to the LTIP was $411,000 and $683,000. During the three and six months ended December 31, 2006, the compensation expense related to the LTIP was $309,000 and $569,000, respectively.

The grant date fair value of the restricted stock issued during the six months ended December 30, 2007 was $12.29. The grant date fair value of the restricted stock issued during the six months ended December 31, 2006 was $13.27.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic and electromechanical equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, natural resources, industrial, aerospace, medical, government systems, and other commercial markets. The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,400 people, including approximately 1,200 people who provide support for production activities (including assembly, test and engineering) and approximately 200 people who provide administrative support.

Results of Operations - Three and Six Months Ended December 30, 2007

Backlog
(in thousands)

		December 30,	July 1,
	Change	2007	2007

Backlog	$39,333	$245,542	$206,209

The backlog of unshipped orders at December 30, 2007 was $245.5 million.  The growth in backlog from the previous fiscal year-end is the result of a sales and marketing effort that focuses on the needs of targeted large customers in a variety of industries. Approximately $32.7 million of the backlog at December 30, 2007 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $55.1 million at fiscal year-end 2007.

Net Sales
(in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Net sales	$67,052	$60,820	$126,242	$110,720

The largest contributor to fiscal 2008 second-quarter revenues was shipments to defense customers that generated $23.5 million of sales, versus $18.9 million in the second quarter of fiscal 2007. During the current fiscal year’s second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs.  Shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $18.7 million of fiscal 2008 second-quarter revenues, compared with $14.5 million in the year-ago period.  Sales to industrial customers, largely shipments of equipment used in glass fabrication systems, represented $11.6 million of fiscal 2008 second-quarter revenues, compared with $8.7 million in the year-ago period. Sales to commercial aerospace customers represented $5.1 million of fiscal year 2008 second-quarter revenues compared with $6.7 million in the year-ago period. Sales to medical customers represented $4.4 million of fiscal 2008 second-quarter revenues, compared with $1.5 million in the year-ago period. Sales to government systems customers represented $2.6 million of fiscal 2008 second-quarter revenues, compared with $8.3 million in the year-ago period, which included shipments of postal automation equipment and higher shipments of airport security equipment.

For the six months ended December 30, 2007, shipments to defense customers generated $46.4 million of sales, versus $37.4 million in 2007. During the current fiscal year’s first six months LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs. Shipments of capital equipment to natural resources customers, including downhole tools and mining systems, represented $34.1 million of fiscal 2008 year-to-date revenues, compared with $25.6 million in the year-ago period. Sales to industrial customers, largely shipments of equipment used in glass fabrication systems, represented $22.5 million of fiscal 2008 first-half revenues, compared with $16.3 million in the year-ago period. Sales to commercial aerospace customers generated $9.2 million of fiscal 2008 revenues, compared with $11.1 million in the year-ago period. Sales to medical customers represented $7.5 million of fiscal 2008 first-half revenues, compared with $2.4 million in the fiscal 2007 first half. Sales to government systems customers represented $4.1 million of fiscal 2008 first-half revenues, compared with $14.3 million in the year-ago period, which included shipments of postal automation equipment and higher shipments of airport security equipment.

Sales to the Company’s 10 largest customers represented 71.1% of total revenue in the second quarter of fiscal 2008, compared with 72.4% for the same period of fiscal 2007.  The Company’s top three customers accounted for $8.9 million (15%), $8.6 million (14%) and $8.1 million (13%), respectively, of total sales for the second quarter of fiscal 2008. This compares with $7.8 million (13%), $6.9 million (11%), and $6.0 million (10%), respectively, for the second quarter of fiscal 2007.

Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Gross profit	$13,376	$12,506	$24,748	$23,163
Gross margin	19.9%	20.6%	19.6%	20.9%

The gross profit for the three and six months ended December 30, 2007, decreased by 70 and 130 basis points, respectively, from the same periods ended December 31, 2006.

For the fiscal year ended July 1, 2007, the Company’s gross margins were adversely affected by higher than anticipated labor and material costs on certain contracts. For the three and six months ended December 30, 2007, gross margins continued to be negatively impacted by shipments under those contracts. Gross margin in the three months ended December 30, 2007 was 70 basis points higher than gross margin in the three months ended September 30, 2007.

Gross margins vary significantly from contract to contract. The gross margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 30,	December 30,	December 31,
	2007	2006	2007	2006

Selling and administrative expenses	$7,465	$6,800	$14,412	$12,791
Percent of sales	11.1%	11.2%	11.4%	11.6%

For the three months ended December 30, 2007, selling and administrative expenses increased from the year-ago period, primarily due to higher compensation costs and related fringes of $390,000, insurance expense of $54,000 and medical insurance of $64,000.

For the six months ended December 30, 2007, selling and administrative expenses increased versus the year-ago period. This is primarily a result of higher compensation costs and related fringes of $680,000 due to wage inflation and higher accrued incentive pay; professional services of $268,000; general insurance expense of $124,000; medical insurance of $110,000; computer maintenance of $108,000; and contract labor of $54,000.

Interest Expense
(in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31
	2007	2006	2007	2006

Interest expense	$387	$564	$814	$1,215

Interest expense decreased in the three and six months ended December 30, 2007, compared with the year-ago period. The reduction reflects lower average debt levels which more than offset the impact of higher average interest rates.

Average debt levels for the three- and six-month periods ended December 30, 2007 were $22.8 million and $21.9 million, respectively. Average debt levels for the three- and six-month periods ended December 31, 2006 were $32.3 million and $34.9 million, respectively.

Average interest rates for the three and six month periods ended December 30, 2007 were 6.68% and 6.73%, respectively. Average interest rates for the three and six month periods ended December 31, 2006 were 6.34% and 6.44%, respectively.

Tax Expense
 (in thousands)

	Three Months Ended		Six Months Ended

	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Tax expense	$2,105	$2,009	$3,573	$3,569

The tax rates for the three- and six-month periods ended December 30, 2007 were 38.3% and 37.7%, respectively.  For the three- and six-month periods ended December 31, 2006, the tax rate was 38.3%.

Liquidity and Capital Resources
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(in thousands)

	December 30,	July 1,
	2007	2007

Stockholders’ equity	$83,366	$76,410
Debt	24,057	26,256

The Company’s operations provided $5.2 million of net cash in the six months ended December 30, 2007.

The Company’s net cash flow from operations was negatively impacted by a customer’s decision during the Company’s second fiscal quarter to stop taking early payment discounts and pay invoices in normal contract terms. The impact for this on net cash from operations for the six months ended December 30, 2007, was a decrease of approximately $4.5 million.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 30, 2007, outstanding loans under the revolving credit facility were $15.8 million; letters of credit issued were $1.2 million; and an aggregate of $13.0 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 2009.  As of December 30, 2007, the amount outstanding was $7.5 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the three- and six-month periods ended December 30, 2007, the average rates were approximately 6.75% and 6.78%, respectively.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of December 30, 2007.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $404,000 at December 30, 2007, and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$3,153
2009	………………………………………………………	4,681
2010	………………………………………………………	147
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$8,282

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

Revenue Recognition and Cost of Sales

Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, the Company will recognize revenue prior to shipment if certain criteria have been met. As of December 30, 2007, and December 31, 2006, the Company has recognized revenue under these arrangements of $1.9 million and $4.4 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture certain assemblies and supply certain parts. Revenue related to the manufactured assemblies will be recognized as gross revenue when the product is shipped. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts will be netted against the invoice price to determine net sales when the part is shipped. During the six months ended December 30, 2007, sales under this contract were $4.5 million related to the manufactured assemblies and $111,000 related to the supplied parts.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended December 30, 2007 and December 31, 2006, expense for obsolete or slow-moving inventory charged to income before income taxes was $502,000 and $306,000, respectively.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earning at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company does not believe that the adoption of the provisions of SFAS No. 159 will have a material impact on its consolidated financial statements when it becomes effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of EITF 06-4 will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 30, 2007, there was approximately $630,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2007, there was approximately $121,000 of accrued interest related to uncertain tax positions, $19,000 and $39,000 of which was recognized in the three and six months ended December 30, 2007, respectively.

The Company’s federal income tax returns for fiscal years 2004 through 2006 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 are currently being examined by the Internal Revenue Service (“IRS”). The IRS has proposed adjustments related to the Company’s claimed research and experimentation credits and other issues. The Company is currently evaluating the proposed adjustments and believes it is reasonably possible that a decrease of $250,000 to $350,000 of the unrecognized tax benefits may occur when the audit is completed. The impact of the proposed adjustment on the statement of income is not expected to be material.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  This consensus explains how to determine the amount that could be realized from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4. EITF 06-5 became effective for the Company in the current fiscal year. Adopting the provisions of EITF 06-5 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended December 30, 2007, and December 31, 2006, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk

As of December 30, 2007, the Company had $24.1 million in total debt.  Of the total debt, $782,000 has a fixed rate and is not subject interest rate risk. The interest rate on the remaining $23.3 million is subject to fluctuation.  If interest rates increased 1%, the additional interest cost to the Company would be approximately $180,000 for one year.

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

Changes In Internal Controls

During our second fiscal quarter of 2008, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

PART II

ITEM 4.        Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on November 14, 2007.

At the meeting, Messrs. Clark and Thomas were elected as Class C Directors with terms expiring in 2010.  The votes with respect to each nominee and with respect to the other matter voted on by shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

  Robert G. Clark

	13,010,978	34,825

  Jack E. Thomas, Jr.

	12,862,136	183,667

Proposal No. 2	FOR	AGAINST	ABSTAIN

Ratification of KPMG LLP as Independent Registered Public Accounting Firm	12,880,263	157,214	8,326

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC.

Date: February 7, 2008
By: /s/DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer