Form 10-Q
period 2008-03-30
LABARGE INC
filed 2008-05-06
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 30, 2008
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

   Non-Accelerated Filer [   ]   Large Accelerated Filer [   ]   Smaller Reporting Company [   ]   Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of May 5, 2008: 15,360,111 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended March 30, 2008

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

Signature

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net sales	$75,442	$59,619	$201,684	$170,339

Costs and expenses:
Cost of sales	60,410	48,657	161,904	136,214
Selling and administrative expense	7,689	6,728	22,101	19,519
Interest expense	392	557	1,206	1,772
Other (income) and expense, net	21	(661)	53	(681)

Earnings before income taxes	6,930	4,338	16,420	13,515
Income tax expense	2,597	1,495	6,170	5,064

Net earnings	$4,333	$2,843	$10,250	$8,451

Basic net earnings per common share:
Basic net earnings	$0.29	$0.19	$0.67	$0.56

Average common shares outstanding	15,200	15,166	15,205	15,133

Diluted net earnings per common share:
Diluted net earnings	$0.27	$0.18	$0.64	$0.53

Average diluted common shares outstanding	16,056	16,049	16,053	16,024

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands -- except share amounts)

	March 30, 2008	July 1, 2007

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$273	$392
Accounts and other receivables, net	46,781	30,204
Inventories	68,851	59,717
Prepaid expenses	1,433	2,333
Deferred tax assets, net	1,905	1,822

Total current assets	119,243	94,468

Property, plant and equipment, net	17,349	16,269
Intangible assets, net	1,690	2,282
Goodwill, net	24,292	24,292
Deferred tax asset, net	773	499
Other assets, net	4,782	4,772

Total assets	$168,129	$142,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,025	$14,825
Current maturities of long-term debt	6,222	6,300
Trade accounts payable	25,484	18,643
Accrued employee compensation	13,064	10,837
Other accrued liabilities	2,435	2,321
Cash advances	11,441	3,613

Total current liabilities	77,671	56,539

Long-term advances from customers for purchase of materials	707	1,590
Deferred gain on sale of real estate and other liabilities	2,380	2,912
Long-term debt	485	5,131

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at March 30, 2008 and July 1, 2007, including shares in treasury	158	158
Additional paid-in capital	16,443	16,174
Retained earnings	74,024	63,774
Less cost of common stock in treasury shares of 423,900 at March 30, 2008 and 506,704 at July 1, 2007	(3,739)	(3,696)

Total stockholders’ equity	86,886	76,410

Total liabilities and stockholders’ equity	$168,129	$142,582

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended

	March 30, 2008	April 1, 2007

Cash flows from operating activities:
Net earnings	$10,250	$8,451
Adjustments to reconcile net cash provided by
operating activities:
Depreciation and amortization	3,909	3,752
Amortization of deferred gain on sale of real estate	(360)	---
Stock-based compensation	1,080	1,021
Gain on real estate	---	(635)
Other than temporary impairment of investments	55	149
Deferred taxes	(357)	(1,464)
Other	9	(2)
Changes in assets and liabilities:
Accounts and notes receivable, net	(16,577)	2,082
Inventories	(9,134)	(9,070)
Prepaid expenses	900	205
Trade accounts payable	6,313	4,508
Accrued liabilities	2,104	4,309
Advance payments from customers	6,945	(2,396)

Net cash provided by operating activities	5,137	10,910

Cash flows from investing activities:
Additions to property, plant and equipment	(3,784)	(3,656)
Proceeds from disposal of property, equipment
and other assets	135	25
Additions to other assets and intangibles	(294)	(466)
Proceeds from sale of real estate	---	9,550

Net cash (used in) provided by investing activities	(3,943)	5,453

Cash flows from financing activities:
Borrowings on revolving credit facility	70,703	46,675
Payments of revolving credit facility	(66,503)	(54,275)
Borrowings of long-term debt	---	258
Payments of long-term debt	(4,724)	(9,446)
Excess tax benefits from stock options	77	336
Issuance of treasury stock	616	980
Purchase of treasury stock	(1,482)	(1,304)

Net cash used in financing activities	(1,313)	(16,776)

Net decrease in cash and cash equivalents	(119)	(413)
Cash and cash equivalents at beginning of year	392	947

Cash and cash equivalents at end of period	$273	$534

Non-cash transactions:
Increase in capital lease obligations	$	---	$8

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at March 30, 2008, the related consolidated statements of income for the nine months ended March 30, 2008 and April 1, 2007, and the consolidated statements of cash flows for the three and nine months ended March 30, 2008 and April 1, 2007, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

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

Stock-Based Compensation
For the three months ended March 30, 2008, total stock-based compensation was $362,000 ($225,000 after tax), equivalent to earnings per basic and diluted shares of $0.01. For the three months ended April 1, 2007, total stock-based compensation was $349,000 ($213,000 after tax), equivalent to earnings per basic and diluted shares of $0.01.  For the nine months ended March 30, 2008, total stock-based compensation was $1.1 million ($674,000 after tax), equivalent to earnings per basic and diluted shares of $0.04. For the nine months ended April 1, 2007, total stock-based compensation was $1.0 million ($628,000 after tax), equivalent to earnings per basic and diluted shares of $0.04.

As of March 30, 2008, the total unrecognized compensation expense related to nonvested awards for performance units was $635,000 pretax, and the period over which it is expected to be recognized is approximately 1.1 years. At April 1, 2007, the total unrecognized compensation expense, was $547,000 pretax, and the period over which it was expected to be recognized was one year.

No stock options were issued in the fiscal quarters ended March 30, 2008 and April 1, 2007, respectively. On August 24, 2005 and January 11, 2005, the Company entered into long-term incentive plan agreements with certain key executives tied to fiscal years 2008 and 2007 financial performance. Compensation expense related to these awards was recognized in the 2008 and 2007 third fiscal quarters, but no shares are included in the dilutive shares, as the performance conditions had not been met at March 30, 2008 and April 1, 2007.

All stock options outstanding at March 30, 2008 and April 1, 2007, were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company does not believe that the adoption of the provisions of SFAS No. 159 will have a material impact on its consolidated financial statements when it becomes effective for the fiscal year ending June 28, 2009.

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

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 30, 2008, there was approximately $355,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008, there was approximately $150,000 of accrued interest related to uncertain tax positions, $29,000 and $68,000 of which was recognized in the three and nine months ended March 30, 2008, respectively.

The Company’s federal income tax return for fiscal year 2007 is an open tax year. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 were recently examined by the Internal Revenue Service (“IRS”). During the quarter ended March 30, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $304,000. The unrecognized tax benefits were decreased by $271,000 as a result of the settlement and the expiration of certain statutes. The Company recorded $25,000 of the additional expense related to the settlement during the quarter ended March 30, 2008.

2.	GROSS AND NET SALES

Gross and net sales consist of the following:
(in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Gross sales	$75,589	$60,327	$202,283	$171,487
Less sales discounts	147	708	599	1,148

Net sales	$75,442	$59,619	$201,684	$170,339

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for export did not exceed 10% of total sales in any fiscal year.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	March 30,	July 1,
	2008	2007

Billed shipments, net of progress payments	$46,249	$30,042
Less allowance for doubtful accounts	294	214

Trade receivables, net	45,955	29,828
Other current receivables	826	376

Total	$46,781	$30,204

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  These payments are recognized as revenue when the completed units are shipped.

At March 30, 2008, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $10.9 million (24%), $4.9 million (11%), and $4.6 million (10%). This compares with $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%) at July 1, 2007.

4.	INVENTORIES

Inventories consist of the following:
(in thousands)

	March 30,	July 1,
	2008	2007

Raw materials	$47,935	$39,369
Work in progress	20,916	20,348

Total	$68,851	$59,717

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with related contracts for which progress payments have been received.

For the three months ended March 30, 2008 and April 1, 2007, expense for obsolescence charged to income before taxes was $287,000 and $396,000, respectively.  For the nine months ended March 30, 2008 and April 1, 2007, expense for obsolescence charged to income before taxes was $1.1 million and $924,000, respectively.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(in thousands)

	March 30,	July 1,
	2008	2007

Software	$3,960	$3,830
Less accumulated amortization	3,327	3,043

Net software	633	787

Customer list	3,400	3,400
Less accumulated amortization	2,343	1,918

Net customer list	1,057	1,482

Other, net	---	13

Total intangible assets, net	$1,690	$2,282

Intangibles are amortized over a three-to six-year period.  Amortization expense for the three months ended March 30, 2008 and April 1, 2007 was $302,000 and $302,000, respectively. Amortization expense was $821,000 and $910,000 for the nine months ended March 30, 2008 and April 1, 2007, respectively.

The Company anticipates that amortization expense will approximate $1.1 million for fiscal year 2008, $1.2 million for fiscal year 2009, $899,000 for fiscal year 2010 and $423,000 for fiscal year 2011.

6.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	March 30,	July 1,
	2008	2007

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There were no changes in the carrying amount of goodwill at March 30, 2008 and July 1, 2007.

7.	OTHER ASSETS

Other assets is summarized as follows:
(in thousands)

	March 30,	July 1,
	2008	2007

Cash value of life insurance	$4,531	$4,390
Deposits, licenses and other, net	128	154
Securities held for sale	30	85
Deferred financing costs, net	58	108
Other	35	35

Total	$4,782	$4,772

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	March 30,	July 1,
	2008	2007

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$19,025	$14,825
Interest rate at period-end	4.86%	6.91%
Average amount of short-term borrowings
outstanding during period	$14,473	$13,486
Average interest rate for period	6.35%	7.29%
Maximum short-term borrowings at
any month-end	$19,025	$16,675

Senior long-term debt:
Senior lender:
Term loan	$6,000	$10,500
Other	707	931

Total senior long-term debt	6,707	11,431
Less current maturities	6,222	6,300

Long-term debt, less current maturities	$485	$5,131

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended in December 2006.  The Company incurred $330,000 of financing costs that have been deferred and are being amortized over a period beginning May 2004 and ending February 2009.  At March 30, 2008, the unamortized amount was $58,000.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 30, 2008, outstanding loans under the revolving credit facility were $19.0 million; letters of credit issued were $1.2 million; and an aggregate of $9.8 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 17, 2009.  As of March 30, 2008, the amount outstanding was $6.0 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the three- and nine-month periods ended March 30, 2008, the average rates were approximately 5.81% and 6.43%, respectively.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of March 30, 2008.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $371,000 at March 30, 2008 and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$1,577
2009	………………………………………………………	4,682
2010	………………………………………………………	147
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$6,707

9.	CASH FLOWS

Total cash payments for interest for the three months ended March 30, 2008 and April 1, 2007 amounted to $333,000 and $525,000, respectively.  Total cash payments for interest for the nine months ended March 30, 2008 and April 1, 2007 amounted to $1.2 million and $1.7 million, respectively.  Net cash payments for both federal and state income taxes were $2.9 million and $6.3 million for the three and nine months ended March 30, 2008, respectively, compared with $1.6 million and $4.6 million for the three and nine months ended April 1, 2007, respectively.

10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net earnings	$4,333	$2,843	$10,250	$8,451

Basic net earnings per share	$0.29	$0.19	$0.67	$0.56

Diluted earnings per share	$0.27	$0.18	$0.64	$0.53

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Average common shares outstanding -- basic	15,200	15,166	15,205	15,133
Dilutive options and nonvested restricted shares	856	883	848	891

Adjusted average common shares outstanding -- diluted	16,056	16,049	16,053	16,024

All stock options outstanding and nonvested restricted shares at March 30, 2008 and April 1, 2007 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years.

11.	SHARE-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at March 30, 2008 include stock options, restricted stock and performance units.

As of March 30, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options, restricted shares and performance units, was $635,000 pretax, and the period over which it is expected to be recognized is approximately 1.1 years.

The Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

A summary of the Company’s Plans as of March 30, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value Granted Option

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---	---	---	---
Granted	---	---	---	---	$	---
Exercised	(39,450)	6.39	---	---

Outstanding at December 30, 2007	1,541,863	$3.83	1,541,863	$3.83

Canceled	---	---
Granted	---	---			$	---
Exercised	(24,500)	4.99	---	---

Outstanding at March 30, 2008	1,517,363	$3.81	1,517,363	$3.81	$	---

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at March 30, 2008	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.5 - $3.00	975,586	2.2	$2.58	$9.6
$3.03 - $5.96	271,200	5.2	3.52	2.4
$5.97 - $8.54	270,577	6.4	8.54	1.1

	1,517,363	3.5	$3.81	$13.1

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three and nine months ended March 30, 2008 was $177,000 and $436,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal quarter ended March 30, 2008.

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

Upon achievement of the performance goals, restricted shares are awarded in the employee’s name but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to completion of the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance period ends and the restricted shares are awarded.

During the nine months ended March 30, 2008, the Company issued 108,084 shares of restricted stock, associated with the fiscal 2007 award, which are subject to the two-year vesting condition. During the nine months ended April 1, 2007, the Company issued 79,693 shares of restricted stock associated with the fiscal 2006 award, which are subject to the two-year vesting condition.

During the three and nine months ended March 30, 2008, the compensation expense related to the LTIP was $352,000 and $1.0 million, respectively. During the three and nine months ended April 1, 2007, the compensation expense related to the LTIP was $326,000 and $893,000, respectively.

The grant date fair value of the restricted stock issued during the nine months ended March 30, 2008 was $12.29. The grant date fair value of the restricted stock issued during the nine months ended April 1, 2007 was $13.27.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic and electromechanical equipment, including products capable of performing in harsh environmental conditions, such as high and low temperature, severe shock and vibration.  The Company serves customers in a variety of markets including defense, natural resources, industrial, aerospace, medical, government systems, and other commercial markets. The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs 1,410 people, including approximately 1,210 people who provide support for production activities (including assembly, test and engineering) and approximately 200 people who provide administrative support.

Results of Operations - Three and Nine Months Ended March 30, 2008

Backlog
(in thousands)

		March 30,	July 1,
	Change	2008	2007

Backlog	$31,855	$238,064	$206,209

The backlog of unshipped orders at March 30, 2008 was $238.1 million.  The growth in backlog from the previous fiscal year-end is the result of a sales and marketing effort that focuses on the needs of targeted large customers in a variety of industries. Approximately $34.7 million of the backlog at March 30, 2008 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $55.1 million at fiscal year-end 2007.

As of March 30, 2008, the Company’s backlog includes approximately $41.4 million relating to orders on a very light jet program. The aircraft manufacturer has not yet attained anticipated full-rate production. Changes in the customer’s production schedule could adversely affect the Company’s financial condition and results of operations.

Net Sales
(in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net sales	$75,442	$59,619	$201,684	$170,339

The largest contributor to fiscal 2008 third-quarter revenues was shipments to defense customers that generated $27.8 million of sales, versus $23.0 million in the third quarter of fiscal 2007. During the current fiscal year’s third quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs.  Shipments of capital equipment to natural resources customers, including oil and gas production equipment and mining systems, represented $17.9 million of fiscal 2008 third-quarter revenues, compared with $15.9 million in the year-ago period.  Sales to industrial customers, largely shipments of equipment used in glass fabrication systems, represented $14.2 million of fiscal 2008 third-quarter revenues, compared with $8.0 million in the year-ago period. Sales to commercial aerospace customers represented $6.1 million of fiscal year 2008 third-quarter revenues, compared with $3.2 million in the year-ago period. Sales to medical customers represented $5.5 million of fiscal 2008 third-quarter revenues, compared with $1.9 million in the year-ago period. Sales to government systems customers represented $2.8 million of fiscal 2008 third-quarter revenues, compared with $5.8 million in the year-ago period which included shipments of postal automation equipment and higher shipments of airport security equipment.

For the nine months ended March 30, 2008, shipments to defense customers generated $74.2 million of sales, versus $60.4 million for the same period in 2007. During the current fiscal year’s first nine months, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, radar systems, missile systems and shipboard programs. Shipments of capital equipment to natural resources customers, including oil and gas production equipment and mining systems, represented $52.0 million of fiscal 2008 year-to-date revenues, compared with $41.5 million in the year-ago period. Sales to industrial customers, largely shipments of equipment used in glass fabrication systems, represented $36.8 million of fiscal 2008 first nine-month revenues, compared with $24.3 million in the year-ago period. Sales to commercial aerospace customers generated $15.3 million of fiscal 2008 revenues, compared with $14.3 million in the year-ago period. Sales to medical customers represented $13.0 million of fiscal 2008 nine-month revenues, compared with $4.3 million in the fiscal 2007 nine months. Sales to government systems customers represented $7.0 million of fiscal 2008 nine-month revenues, compared with $20.0 million in the year-ago period which included shipments of postal automation equipment and higher shipments of airport security equipment.

Sales to the Company’s 10 largest customers represented 78% of total revenue in the third quarter of fiscal 2008, compared with 70% for the same period of fiscal 2007.  The Company’s top three customers accounted for $11.8 million (15.6%), $8.1 million (10.8%) and $7.5 million (10.0%), respectively, of total sales for the third quarter of fiscal 2008. This compares with $7.4 million (12.4%), $6.9 million (11.5%), and $6.4 million (10.7%), respectively, for the third quarter of fiscal 2007.

Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Gross profit	$15,032	$10,962	$39,780	$34,125
Gross margin	19.9%	18.4%	19.7%	20.0%

The gross profit margin for the three months ended March 30, 2008, increased by 150 basis points from the same period ended April 1, 2007.  The gross profit margin for the nine months ended March 30, 2008 decreased by 30 basis points from the same period ended April 1, 2007.

For the three months ended April 1, 2007, the Company’s gross margins were adversely affected by higher than anticipated labor and material costs on certain contracts.

Gross margins vary significantly from contract to contract. The gross margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Selling and administrative expenses	$7,689	$6,728	$22,101	$19,519
Percent of sales	10.0%	11.3%	11.0%	11.5%

For the three months ended March 30, 2008, selling and administrative expenses increased from the year-ago period, primarily due to increases in compensation costs and related fringes of $778,000; business conference and travel costs of $101,000; medical insurance of $56,000; and, insurance expense of $45,000.

For the nine months ended March 30, 2008, selling and administrative expenses increased versus the year-ago period. This is primarily a result of increases in compensation costs and related fringes of $1.3 million, professional services of $245,000; medical insurance of $151,000; general insurance expense of $139,000; business conference and travel expense of $122,000; and, computer maintenance of 1$110,000.

Interest Expense
(in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Interest expense	$392	$557	$1,206	$1,772

Interest expense decreased in the three and nine months ended March 30, 2008, compared with the year-ago periods. The reduction primarily reflects lower average debt levels.

Average debt levels for the three- and nine-month periods ended March 30, 2008 were $25.7 million and $23.8 million, respectively. Average debt levels for the three- and nine-month periods ended April 1, 2007 were $32.0 million and $33.9 million, respectively.

Average interest rates for the three- and nine-month periods ended March 30, 2008 were 5.8% and 6.4%, respectively. The average interest rate was 6.4% for both the three- and nine-month periods ended April 1, 2007, respectively.

Tax Expense
 (in thousands)

	Three Months Ended		Nine Months Ended

	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Tax expense from
continuing operations	$2,597	$1,495	$6,170	$5,064

The tax rate for the three- and nine-month periods ended March 30, 2008 was 37.5%.  For the three- and nine-month periods ended April 1, 2007 the effective tax rate was 38.5%.

Liquidity and Capital Resources
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(in thousands)

	March 30,	July 1,
	2008	2007

Stockholders’ equity	$86,886	$76,410
Debt	25,732	26,256

The Company’s operations provided $5.1 million of net cash in the nine months ended March 30, 2008.

The Company’s net cash flow from operations was negatively impacted by a customer’s decision during the Company’s second fiscal quarter to stop taking early payment discounts and pay invoices in normal contract terms. The impact on net cash from operations for the nine months ended March 30, 2008, was a decrease of approximately $6.0 million. Additionally, net cash flow from operations has been negatively impacted by a certain customer’s lack of payment within contract terms. Subsequent to March 30, 2008, the Company and this customer have agreed on a payment plan that is designed to bring the outstanding accounts receivable current to terms by fiscal year-end.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 30, 2008, outstanding loans under the revolving credit facility were $19.0 million; letters of credit issued were $1.2 million; and an aggregate of $9.8 million was available under the revolving credit facility. This credit facility matures on February 17, 2009.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 17, 2009.  As of March 30, 2008, the amount outstanding was $6.0 million.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the three- and nine-month periods ended March 30, 2008, the average rates were approximately 5.81% and 6.43%, respectively.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of March 30, 2008.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $371,000 at March 30, 2008, and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2008	………………………………………………………	$1,577
2009	………………………………………………………	4,682
2010	………………………………………………………	147
2011	………………………………………………………	51
2012	………………………………………………………	250

Total	………………………………………………………	$6,707

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

Revenue Recognition and Cost of Sales

Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, the Company will recognize revenue prior to shipment if certain criteria have been met. As of March 30, 2008 and April 1, 2007, the Company has recognized revenue under these arrangements of $2.5 million and $2.2 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

As a contract manufacturer engaging in long-term contracts, the majority of the Company’s business is derived from long-term production type contracts that are accounted for using units-of-delivery measures of the percentage-of-completion method of accounting. The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. Management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company. Since some contracts extend over a long period of time, revisions in cost during the progress of work have the effect of adjusting current period earnings and inventories applicable to performance in prior periods. When the current contract cost estimate indicates a loss, provision is made for the total anticipated loss in the period the loss becomes evident.

During fiscal year 2007, the Company entered into a significant new agreement with an industrial customer to manufacture certain assemblies and supply certain parts. Revenue related to the manufactured assemblies is recognized as gross revenue when the product is shipped. However, on the supplies parts, under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts will be netted against the invoice price to determine net sales when the part is shipped. During the nine months ended March 30, 2008, net revenues under this contract were $7.7 million related to the manufactured assemblies and $368,000 related to the supplied parts.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended March 30, 2008 and April 1, 2007, expense for obsolete or slow-moving inventory charged to income before income taxes was $287,000 and $396,000, respectively.

Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of fiscal year 2007, the Company completed its annual impairment test and determined that the carrying value is reasonable. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations. There have been no changes in circumstances since the annual impairment test that would indicate possible impairment.

Recently Adopted Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes as Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 30, 2008, there was approximately $355,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2008, there was approximately $150,000 of accrued interest related to uncertain tax positions, $28,871and $68,000 of which was recognized in the three and nine months ended March 30, 2008, respectively.

The Company’s federal income tax return for fiscal year 2007 is an open tax year. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 were recently examined by the Internal Revenue Service (“IRS”). During the quarter ended March 30, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $304,000. The unrecognized tax benefits were decreased by $271,000 as a result of the settlement. The Company recorded $25,000 of the additional expense related to the settlement during the quarter ended March 30, 2008.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended March 30, 2008, and April 1, 2007, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk

As of March 30, 2008, the Company had $25.7 million in total debt.  Of the total debt, $707,000 has a fixed rate and is not subject interest rate risk. The interest rate on the remaining $25.0 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $183,000 for one year.

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

The Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are functioning adequately and effectively to provide reasonable assurance that the Company can meet its disclosure obligations.  The Company’s disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes In Internal Controls

During our third fiscal quarter of 2008, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 31 - January 27	---	---	---	---

January 28 - February 24	58,172	14.20	58,172	942,828

February 25 - March 30	27,900	14.27	27,900	914,928

(1)  Shares repurchased under resolution of the Board of Directors dated August 22, 2007, authorizing repurchase of up to 1,000,000 shares. This authorization expires on August 26, 2008.

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

Date: May 6, 2008
By: /s/DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer