Form 10-K
period 2008-06-29
LABARGE INC
filed 2008-08-28
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 2008
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
                                                                                                                                                                                                Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

As of August 27, 2008, 15,773,253 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $195.4 million, based upon the closing price of $15.17 per share on the American Stock Exchange on August 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy materials relating to the Company’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year are incorporated in Part III of this annual report.

LaBarge, Inc.
Form 10-K
For The Year Ended June 29, 2008

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products capable of performing in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, aerospace, natural resources, industrial, medical and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,350 people, including approximately 1,140 people who provide support for production activities (including assembly, testing and engineering) and approximately 210 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks.

The Company operates its business in one reporting segment. See the consolidated financial statements and the notes thereto filed with this Annual Report on Form 10-K for information relating to revenues from external customers, profits, total assets and geographical areas for each of the last three fiscal years.

Sales and Marketing

During fiscal 2008, 38.4% of the Company’s revenues were generated from defense customers, 23.4% from natural resources customers, 18.2% from industrial customers, 7.5% from commercial aerospace customers, and 7.1% from medical customers. The remaining 5.4% of sales came from various customers in the government systems, telecommunications and other industries.  The Company produces electronic equipment for use in a variety of high-technology applications, including military communication, radar and weapons systems, industrial automation, military and commercial aircraft, satellites, space launch vehicles, oil and gas wells, mine automation equipment and medical devices.  The Company’s broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.  The diversification of the Company’s customer base helps protect it from volatility in any one market sector.

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

Concentration of Business

The Company’s three largest customers accounted for 14.2%, 11.2%, and 9.4%, respectively, of total sales in fiscal 2008.  No other customer accounted for more than 7.0% of total sales. Sales to the largest 10 customers represented approximately 69.6% of the Company’s total sales in fiscal year 2008 and 69.9% in fiscal year 2007.

In fiscal years 2008 and 2007, the Company’s derived net sales of 38.4% and 37.3%, respectively, from sales contracts with original equipment manufacturers (“OEMs”) doing business with the U.S. Government or its agencies. Generally, government contracts may be terminated at the convenience of the government. When such contracts are terminated, the Company typically receives payments to cover its direct and indirect costs incurred before termination.

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

Generally, but not always, there are multiple sources for materials required by the Company for its manufacturing process. However, pursuant to some of its contracts, the Company is limited to a single source for certain components. In most cases, the Company believes that if it were unable to obtain components from the designated source, it would be able to obtain a new source, mutually agreed upon by the parties, without adversely impacting its manufacturing process.

Strategy

The Company’s business strategy is to serve as an outsourcing partner to OEMs that do business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company’s core competencies in manufacturing complex electronic and electromechanical assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company’s business historically was concentrated in the defense and other government-related markets. In recent years, that focus has broadened to include industrial and commercial customers. This greater market diversity helps protect the Company from downturns in any one market.

Capital Structure

The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 29, 2008, outstanding loans under the revolving credit facility were $10.5 million; letters of credit issued were $1.1 million; and an aggregate of $18.4 million was available under the revolving credit facility. This credit facility matures on February 17, 2009. See Note 18 for discussion of the renewal of the credit facility.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 17, 2009.  As of June 29, 2008, the amount outstanding was $4.5 million.

•	Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the fiscal year ended June 29, 2008, the average rate was approximately 5.93%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of June 29, 2008.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $336,000 at June 29, 2008 and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	………………………………………………………	$4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
2012	………………………………………………………	250
2013	………………………………………………………	---

Total	………………………………………………………	$5,129

Environmental Compliance

Though the Company is subject to a variety of environmental regulations, compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales
No information has been included hereunder because the Company’s foreign sales in each of fiscal 2008, fiscal 2007 and fiscal 2006 were less than 10% of total Company revenue.

Available Information
The Company makes available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our website at www.labarge.com as soon as reasonably practicable after the Company electronically files such material with, or furnish it to, the Securities and Exchange Committee (“SEC”).

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

The Company’s quarterly and annual results may vary significantly depending on numerous factors, many of which are beyond the Company’s control. These factors include:

•	Changes in sales mix to customers;

•	Changes in delivery schedules from our customers;

•	Changes in availability and cost of components;

•	Volume of customer orders relative to capacity;

•	Market demand and acceptance of our customers’ products;

•	Price erosion within the electronics manufacturing services (“EMS”) marketplace; and

•	Capital equipment requirements needed to remain technologically competitive.

Because the Company’s customer base is concentrated, significant reduction in sales to any of the Company’s major customers or the loss of a major customer could have a material impact on the Company’s operations.
Although the Company believes its relationships with its large customers are good, there can be no assurance that the Company will retain any or all of its large customers or will be able to form new relationships with customers upon the loss of one or more of its existing customers. This risk may be further complicated by pricing pressures and intense competition prevalent in our industry.

As of June 29, 2008, the Company’s backlog includes approximately $39.7 million relating to orders on a very light jet program with one customer. Based on current estimates, approximately $32.1 million of the backlog is scheduled to ship beyond the next 12 months. At June 29, 2008, included in trade receivables was $3.4 million due from this customer, of which $1.1 million was past due based on the terms of the contract. Included in inventory was $3.2 million related to this contract. As of August 26, 2008, the trade receivables due from this customer were $3.8 million, of which $2.6 million was past due.

In response to the past due receivables, the Company’s management is in discussions with the customer to develop a payment plan. The customer is currently attempting to raise additional equity to fund its operations, including satisfying obligations to suppliers. The Company does not expect to receive payment for the receivables prior to the customer raising additional equity. If the customer is able to raise additional equity, the Company anticipates that the receivables outstanding as of June 29, 2008 will be paid-in full. If the customer is unable to raise additional equity, the Company may not collect the receivables or recover the full value of inventory related to this program, which could adversely affect the Company’s operations.

The customer has also notified the Company of a significant delay in the customer’s production schedule.  The Company anticipates that shipments to this customer will be minimal in the first half of fiscal year 2009, as compared to shipments of $4.7 million in the first half of fiscal 2008. Based on schedules received from the customer, the Company anticipates that shipments will resume to previous levels in the second half of fiscal year 2009.

A material portion of the Company’s business is dependent on U.S. Government defense contracts, which could be adversely affected by cutbacks in government defense spending.
In fiscal 2008 and 2007, approximately 38% and 37%, respectively, of the Company’s net sales were generated from subcontracts with OEMs on defense contracts with the U.S. Government.  The Company’s net sales could be negatively impacted as a result of government defense spending cuts, general budgetary constraints, and the complex and competitive government procurement processes. If the Company is unable to maintain the recent level of government-related sales, or replace government-related contracts with those of comparable non-government customers, the Company’s sales and results of operations will be adversely affected.

Some of the Company’s contracts involving the government are subject to cancellation at the government’s option.
In fiscal 2008 and 2007, approximately 38% and 37%, respectively, of the Company’s revenues were derived from subcontracts with OEMs on their contracts with the U.S. Government.  The government has the right to terminate these contracts without cause for its convenience.  While the Company normally recovers its direct and indirect costs, termination of the contract by the government could result in the Company receiving lower than anticipated profits for the Company.

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
The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers. In addition, a customer’s specifications may require the Company to obtain components from a single source or a small number of suppliers. The loss of any such suppliers could have a material negative impact on the Company’s results of operations. The Company could operate at a cost disadvantage compared with competitors who have greater direct buying power from suppliers. Inflation relative to raw material commodity pricing could adversely impact the Company’s results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal facilities, which are deemed adequate and suitable for the Company’s business, are as follows:

Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2008

Joplin, MO	Manufacturing	1	56,600	2011

Pittsburgh, PA	Manufacturing & Offices	5	135,502	2010

Pittsburgh, PA	Manufacturing	1	29,880	2010

St. Louis, MO	Offices	3	27,790	2013

Tulsa, OK	Manufacturing & Offices	3	55,000	2008

Tulsa, OK	Manufacturing	1	6,425	2010

Tulsa, OK	Offices	0.5	3,235	2010

The Company is currently negotiating lease extension agreements for the facilities in Joplin and Tulsa, which leases terminate in calendar year 2008. The Company is confident that these leases will renew.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of our business.  Management believes that none of these proceedings, if adversely determined, would have a material effect on our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 29, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Cash Dividends:  LaBarge, Inc.’s Common Stock is listed on the American Stock Exchange, under the trading symbol of “LB.”  The following table indicates the quarterly high and low sale prices for the stock for the fiscal years 2008 and 2007, as reported by the American Stock Exchange.

Fiscal 2008	High	Low
July – September 2007	$12.99	$ 9.70
October – December 2007	15.10	11.75
January – March 2008	15.00	10.16
April – June 2008	14.20	11.91

Fiscal 2007
July – September 2006	$13.94	$ 9.89
October – December 2006	14.00	10.06
January – March 2007	13.78	12.20
April – June 2007	13.82	11.04

Holders:

As of August 28, 2008, there were 1,889 holders of record of LaBarge, Inc.’s Common Stock.

Dividend Policy:

The Company has paid no cash dividends on its Common Stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions, and does not intend to pay cash dividends in the foreseeable future.

The following table contains certain information as of June 29, 2008 with respect to options granted and outstanding under the Company’s three stock option plans, weighted average exercise prices of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under these plans.

Number of Securities
	Number of		Remaining Available for Future
	Securities to be Issued Upon	Weighted Average	Issuance Under
	Exercise of Outstanding	Exercise Price	Equity Compensation Plans
	Options, Warrants	of Outstanding Options,	(excluding securities
Plan category	and Rights(a)	Warrants and Rights (b)	reflected in column a) (c)

Equity compensation plans approved by security holders	1,481,324	$3.84	6,462

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of June 29, 2008 with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan.

Number of Securities
Remaining Available for Future
Issuance Under
	Number of Securities		Equity Compensation Plans
	to be Issued Based on	Weighted Average Price	(excluding securities
Plan category	Outstanding Grants (a)	of Securities Issued (b)	reflected in column a) (c)

Equity compensation plans approved by security holders	141,923	$13.00	525,512

Equity compensation plans not approved by security holders	---	---	---

In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to 1 million shares of its Common Stock.  In the quarter ended June 29, 2008, the Company repurchased 37,400 shares of its Common Stock.  The following table discloses certain information relating to these repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 31 – April 27, 2008	---	$	---	---	913,928

April 28 – May 25, 2008	4,400		13.21	4,400	909,528

May 26 – June 29, 2008	33,000		13.18	33,000	876,528

Total	37,400			37,400	876,528

(1)  Shares repurchased under resolution of the Board of Directors dated August 22, 2007, authorizing repurchase of up to 1,000,000 shares. This authorization expired on August 22, 2008 and was renewed on August 25, 2008. Purchases under this authorization were made in the open market.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per-share amounts)

	Year Ended

	June 29,	July 1,	July 2,	July 3,	June 27,
	2008	2007	2006	2005	2004

Net sales	$279,485	$235,203	$190,089	$182,294	$131,510
Pretax earnings from
continuing operations	23,838	17,999	15,964	16,865	11,503
Net earnings from
continuing operations	14,827	11,343	9,708	10,870	6,971

Discontinued operations:
Loss from operations,
net of taxes	---	---	---	---	(114)
Gain (loss) on disposal,
net of taxes	---	---	---	---	12

Net earnings	$14,827	$11,343	$9,708	$10,870	$6,869

Basic earnings (loss) per share:
Net earnings from
continuing operations	$0.98	$0.75	$0.64	$0.72	$0.47
Net loss from discontinued
operations	---	---	---	---	(0.01)

Basic net earnings per share	$0.98	$0.75	$0.64	$0.72	$0.46

Diluted earnings (loss) per share:
Net earnings from
continuing operations	$0.92	$0.71	$0.60	$0.68	$0.45
Net loss from discontinued
operations	---	---	---	---	(0.01)

Diluted net earnings per share	$0.92	$0.71	$0.60	$0.68	$0.44

Total assets	$160,472	$142,582	$140,350	$119,937	$117,958
Long-term debt	5,129	11,431	22,193	21,605	26,270

No cash dividends have been paid during the aforementioned periods.

The Company’s interest in the Network Technologies Group was reported as a discontinued operation.  Accordingly, the operating results of the Network Technologies Group for fiscal year 2004 are reported as discontinued operations.

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

Overview
The Company designs, engineers and produces sophisticated electronic and electromechanical systems and devices, and complex interconnect systems on a contract basis for its customers.  The Company markets its services to companies in technology-driven industries desiring an engineering and manufacturing partner capable of developing and providing high-reliability electronic equipment, including products capable of performing in harsh environmental conditions, such as high and low temperatures, and severe shock and vibration.  The Company’s customers do business in a variety of markets with significant revenues from customers in the defense, government systems, aerospace, natural resources, industrial, and other commercial markets.  Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.

Results of Operations – Fiscal 2008 – 2007 – 2006

Backlog
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007	2008	2007	2006

Backlog	$15,084	$221,293	$206,209	$183,869

The growth in backlog, over the three years presents, is the result of a sales and marketing effort that focuses on matching the Company’s core competencies and the application of those competencies with the outsourcing needs of targeted large customers in a variety of industries.  Approximately $48.4 million of the backlog at fiscal 2008 year-end is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $55.1 million at fiscal year-end 2007.

As of June 29, 2008, the Company’s backlog includes approximately $39.7 million relating to orders on a very light jet program.  Approximately $32.1 million of the backlog is scheduled to ship beyond the next 12 months. This program is discussed in more detail in Item 1A, “Risk Factors,” in the section related to customer concentration.

Net Sales
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007	2008	2007	2006

Net sales	$44,282	$279,485	$235,203	$190,089

A primary contributor to the Company’s 19% increase in sales in fiscal year 2008, versus fiscal years 2007 and 2006, was shipments to defense customers. Defense shipments generated sales of $107.2 million in fiscal 2008, versus $87.3 million in fiscal 2007 and $75.8 million in fiscal 2006. LaBarge provides cables and electronic assemblies for a variety of defense applications including aircraft, radar systems and shipboard programs. Another contributor to the increase in sales in fiscal year 2008, versus fiscal years 2007 and 2006, was shipments of capital equipment to natural resources customers, including downhole tools and mine management systems, representing $65.4 million of sales, versus $57.3 million in fiscal 2007 and $38.9 million in fiscal 2006. In addition, shipments to the industrial market sector were $50.9 million in fiscal 2008 versus $36.8 million in fiscal 2007 and $33.5 million in fiscal 2006. Shipments to the government systems market sector were $10.6 million in fiscal 2008, compared with $21.6 million in fiscal 2007 and $18.7 million in fiscal 2006.  Shipments to commercial aerospace customers were $21.0 million in fiscal 2008, versus $18.2 million in fiscal 2007 and $10.1 million in fiscal 2006.

Sales to the Company’s 10 largest customers represented 69.6% of total revenue in fiscal 2008, versus 69.9% in fiscal 2007 and 69.0% in fiscal 2006.  The Company’s top three customers for fiscal 2008 represented 14.2%, 11.2% and 9.4%, respectively, of total sales.

Gross Profit
(amounts in thousands)

			Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007		2008	2007	2006

Gross profit	$9,192		$54,987	$45,795	$40,990
Gross margin	0.2	points	19.7%	19.5%	21.6%

The gross profit margin for fiscal 2008 increased by 0.2 points from fiscal 2007.  Prior to fiscal year 2007, the Company’s gross profit margin has ranged from 20% to 23%. During the fiscal year ended July 1, 2007, the gross margin declined due in large part to higher than anticipated labor and material costs on certain early-stage contracts that will not be fully recoverable from our customers, and start-up expenses on a significant new contract in the industrial market sector. In addition, in the fiscal years ended June 29, 2008 and July 1, 2007, the Company recorded costs of $248,000 and $738,000, respectively, to account for the actual and anticipated loss on current and future shipments on one particular program.

Improvements were made in operations to address these difficulties, resulting in the gross margin increase in the fiscal year ended June 29, 2008. Action plans on each of the affected programs were developed and implemented. These plans include specific steps to: reduce recurring labor hours and mitigate material price increases; eliminate excessive scrap; and, where appropriate, renegotiate contract prices.

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter or year will reflect the mix of contract revenue in that period.

Selling and Administrative Expense
(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007		2008	2007	2006

Selling and administrative expense	$3,288		$29,557	$26,269	$23,037
Percent of sales	(0.6)	points	10.6%	11.2%	12.1%

Selling and administrative expense in fiscal 2008 increased from the prior year due to higher salaries and wages ($700,000) caused by increased head count and wage inflation; higher incentive compensation expense ($1.4 million); higher medical expenses ($240,000); and increased personnel recruiting and relocation expenses of ($266,000).

Selling and administrative expense in fiscal 2007 increased from the prior year due to higher salaries and wages ($1.2 million) caused by increased head count and wage inflation; higher accrued incentive compensation expense ($1.5 million); sales commissions on higher sales levels ($363,000); and increased professional fees ($200,000).

Interest Expense
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007	2008	2007	2006

Interest expense	$(782)	$1,459	$2,241	$2,083

Interest expense decreased in fiscal year 2008 from the prior year due to lower average interest rates and lower debt levels.

Interest expense increased in fiscal year 2007 from the prior year due to higher average debt levels to finance higher average levels of working capital (primarily inventory) and higher average interest rates.

Income Tax Expense
(in thousands)

		Fiscal Year Ended

	Change Fiscal
	2008 vs. 2007	2008	2007	2006

Income tax expense	$2,355	$9,011	$6,656	$6,256

The effective income tax rate for fiscal 2008 was 38%, compared with 37% and 39% in fiscal years 2007 and 2006, respectively.  The effective income tax rate for fiscal year 2006 was higher due to additional Sub Part F income from the Company’s investment in an offshore captive insurance company.

Net Earnings and Earnings Per Share
(amounts in thousands, except per-share data)

	Fiscal Year Ended

	2008	2007	2006

Net earnings	$14,827	$11,343	$9,708
Basic net earnings per share	$0.98	$0.75	$0.64

Diluted net earnings per share	$0.92	$0.71	$0.60

Fiscal years 2008, 2007 and 2006 each included 52 weeks of operation.

(share amounts in thousands)

	Fiscal Year Ended

	2008	2007	2006

Average common shares outstanding -- basic	15,198	15,143	15,156
Dilutive options and performance units	940	904	946

Adjusted average common shares outstanding -- diluted	16,138	16,047	16,102

All outstanding stock options and nonvested shares at June 29, 2008, July 1, 2007 and July 2, 2006 were dilutive. The options expire in various periods through 2014. The nonvested shares vest over the next two fiscal years. The Company had awarded certain key executives performance units tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly and since the performance conditions were met at June 29, 2008, 142,923 shares are included in the Company’s dilutive shares.

Liquidity Capital Resources

The following shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt
  (in thousands)

	Fiscal Year Ended

	2008	2007

Stockholders’ equity	$91,469	$76,410
Debt	15,629	26,256

The Company’s operations generated $18.0 million of cash in fiscal 2008, compared with $11.9 million in fiscal 2007. Net change in advance payments from customers was a source of cash of $7.3 million in fiscal 2008 and a use of cash of $3.0 million in fiscal 2007. The increase in accounts and other receivables was a use of cash of $10.6 million in fiscal year 2008 and $500,000 in fiscal 2007. Days sales outstanding was 48.3 days in fiscal 2008, compared with 42.5 days in fiscal year 2007. Increases in inventories used cash of $7.2 million and $5.9 million, in fiscal 2008 and 2007, respectively; while inventory turns were 3.4 times in fiscal 2008, compared with 3.2 times in fiscal 2007.

Investing activities, primarily capital expenditures, used cash of $5.2 million in fiscal 2008. At 2008 fiscal year end, the Company’s total debt-to-equity ratio was 0.17 to 1, versus 0.34 to 1 at the end of fiscal 2007.

Overall, management believes availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years. The Company has received a commitment from a group of banks for an extension of its current credit facility. Closing is expected in the first quarter of fiscal 2009.

The following table shows LaBarge’s contractual obligations as of June 29, 2008:

(in thousands)

Payment Due by Period

Contractual Obligations		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years

Long-term debt and
capital lease obligations	$5,129	$4,682	$197	$250	$ ---
Operating lease obligations	11,505	2,947	4,385	1,950	2,223

Total	$16,634	$7,629	$4,582	$2,200	$2,223

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included with this annual report on Form 10-K for the fiscal year ended June 29, 2008.

Revenue Recognition and Cost of Sales
Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, at a customer’s request, the Company will recognize revenue when ownership passes. As of June 29, 2008, July 1, 2007 and July 2, 2006, the Company has recognized revenue under these arrangements of $1.6 million, $2.2 million, and $2.4 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. In fiscal year 2008, the Company’s net revenues recognized under this contract were $11.6 million, related to the manufactured assemblies, and $521,000, related to the supplied parts.

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the years ended June 29, 2008 and July 1, 2007, expense for obsolete or slow-moving inventory charged to income before income taxes was $1.9 million and $1.3 million, respectively.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of SFAS No. 157 will have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

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

Recently Adopted Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 29, 2008, there was approximately $274,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008, there was approximately $83,000 of accrued interest related to uncertain tax positions.

The Company’s federal income tax return for fiscal years 2008 and 2007 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 were recently examined by the Internal Revenue Service (“IRS”). During the quarter ended June 29, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $236,000. The unrecognized tax benefits were decreased by $371,000 as a result of the settlement and the expiration of certain statutes. The Company recorded $15,000 of the additional expense related to the settlement during the year ended June 29, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
No information has been included hereunder because the Company’s foreign sales in each of fiscal years 2008, 2007 and 2006 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of June 29, 2008, the Company had $15.6 million in total debt.  Of total debt, $629,000 has a fixed rate and is not subject to interest rate risk. The interest rate on the remaining $15.0 million is subject to fluctuation.  If interest rates increased 1%, the additional interest cost to the Company would be approximately $102,000 for one year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Index to Consolidated Financial Statements” contained on page 25 filed herewith.

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

The Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are functioning adequately and effectively. The Company’s disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri.  The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes In Internal Controls

During our fourth fiscal quarter of 2008, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

For Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, please refer to pages 26-27 of this annual report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 will be included in the Company’s 2008 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of the 2008 proxy materials are herein incorporated by reference:  “Election of Directors” (note that information regarding executive officers is included in this section); information disclosing the Audit Committee financial expert under the “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a long-standing Policy on Business Conduct and Ethics applicable to all employees and directors (including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller), which is available in the investor relations section of the Company’s website at www.labarge.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s 2008 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under Proposal 1, “Election of Directors,” and is herein incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 will be included in the Company’s 2008 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Voting Securities and Ownership Thereof By Management and Certain Beneficial Owners” and is herein incorporated by reference.

Information concerning securities authorized for issuance under equity compensation plans is included in Part II, Item 5 for this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 will be included in the Company’s 2008 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Certain Relationships and Related Transactions” and is herein incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information required by this Item 14 will be included in the Company’s 2008 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Ratification of Independent Registered Public Accounting Firm” and is herein incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this Annual Report on Form 10-K: (1) Financial Statements and (2) Schedules noted in the “Index to Consolidated Financial Statements” on page 25 and (3) Exhibits noted under “Exhibits.”

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

Date:	August 28, 2008
LaBarge, Inc.

By:	/s/DONALD H. NONNENKAMP

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

SIGNATURE	TITLE	DATE

/s/CRAIG E. LaBARGE	Chief Executive Officer, President and Director	August 25, 2008

Craig E. LaBarge	(principal executive officer)

/s/DONALD H. NONNENKAMP	Vice President, Chief Financial Officer	August 25, 2008

Donald H. Nonnenkamp	and Secretary (principal financial and accounting officer)

/s/ROBERT G. CLARK	Director	August 25, 2008

Robert G. Clark

/s/THOMAS A. CORCORAN	Director	August 25, 2008

Thomas A. Corcoran

/s/JOHN G. HELMKAMP, JR.	Director	August 25, 2008

John G. Helmkamp, Jr.

/s/LAWRENCE J. LeGRAND	Director	August 25, 2008

Lawrence J. LeGrand

/s/JACK E. THOMAS, JR.	Director	August 25, 2008

Jack E. Thomas, Jr.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management’s Report On Internal Control Over Financial Reporting	26

Report of Independent Registered Public Accounting Firm	26-27

Consolidated Statements of Income
Years Ended July 29, 2008, July 1, 2007 and July 2, 2006	28

Consolidated Balance Sheets
As of June 29, 2008 and July 1, 2007	29

Consolidated Statements of Cash Flows
Years Ended June 29, 2008, July 1, 2007 and July 2, 2006	30

Consolidated Statements of Stockholders’ Equity
Years Ended June 29, 2008, July 1, 2007 and July 2, 2006	31

Notes to Consolidated Financial Statements	32-48

All other schedules have been omitted as they are not applicable, not significant, or the required information is given in the consolidated financial statements or note thereto.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act of 1934, as amended, Rule 13a-15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of June 29, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, our management has concluded that, as of June 29, 2008, our internal control over financial reporting is effective based on its evaluation. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBarge, Inc.:

We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries (the Company) as of June 29, 2008 and July 1, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2008. We also have audited the Company’s internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2008 and July 1, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 29, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

St. Louis, Missouri

August 28, 2008

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per-share amounts)

	Year Ended

	June 29, 2008	July 1, 2007	July 2, 2006

Net sales	$279,485	$235,203	$190,089

Cost and expenses:
Cost of sales	224,498	189,408	149,099
Selling and administrative expense	29,557	26,269	23,037
Interest expense	1,459	2,241	2,083
Other (income) and expense, net	133	(714)	(94)

Earnings before income taxes	23,838	17,999	15,964
Income tax expense	9,011	6,656	6,256

Net earnings	$14,827	$11,343	$9,708

Basic net earnings per common share	$0.98	$0.75	$0.64

Average common shares outstanding	15,198	15,143	15,156

Diluted net earnings per common share	$0.92	$0.71	$0.60

Average diluted common shares outstanding	16,138	16,047	16,102

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share amounts)

	June 29, 2008	July 1, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,646	$392
Accounts and other receivables, net	40,778	30,204
Inventories	66,927	59,717
Prepaid expenses	1,245	2,333
Deferred tax assets, net	1,960	1,822

Total current assets	112,556	94,468

Property, plant and equipment, net	17,248	16,269
Intangible assets, net	1,548	2,282
Goodwill, net	24,292	24,292
Deferred tax asset, net	---	499
Other assets, net	4,828	4,772

Total assets	$160,472	$142,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,500	$14,825
Current maturities of long-term debt	4,682	6,300
Trade accounts payable	22,684	18,643
Accrued employee compensation	13,494	10,837
Other accrued liabilities	2,552	2,321
Cash advances	11,897	3,613

Total current liabilities	65,809	56,539

Long-term advances from customers for purchase of materials	622	1,590
Deferred gain on sale of real estate and other liabilities	2,125	2,912
Long-term debt	447	5,131

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at June 29, 2008 and July 1, 2007, respectively, including shares in treasury	158	158
Additional paid-in capital	16,547	16,174
Retained earnings	78,601	63,774
Less cost of common stock in treasury, shares of 419,503 at June 29, 2008 and 506,704 at July 1, 2007	(3,837)	(3,696)

Total stockholders’ equity	91,469	76,410

Total liabilities and stockholders’ equity	$160,472	$142,582

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended

	June 29, 2008		July 1, 2007	July 2, 2006

Cash flows from operating activities:
Net earnings		$14,827	$11,343	$9,708
Adjustments to reconcile net cash provided by operating activities:
Gain on sale of real estate		---	(635)	---
Amortization of deferred gain on sale of real estate		(481)	(133)	---
Loss on disposal of property, plant and equipment		45	---	13
Depreciation and amortization		5,290	5,030	4,588
Stock-based compensation		1,445	1,076	1,452
Other than temporary impairment of investment		59	179	181
Realized gain (loss) on sale of investment		---	---	(30)
Deferred taxes		361	(1,161)	(519)
Other		---	---	(20)
Changes in assets and liabilities:
Accounts and notes receivable, net		(10,574)	(465)	(6,368)
Inventories		(7,210)	(5,898)	(12,477)
Prepaid expenses		1,088	(590)	(769)
Trade accounts payable		3,531	2,749	5,390
Accrued liabilities		2,350	3,408	(2,580)
Advance payments		7,316	(2,952)	(7,144)

Net cash provided (used) by operating activities		18,047	11,951	(8,575)

Cash flows from investing activities:
Additions to property, plant and equipment		(4,840)	(5,220)	(3,997)
Proceeds from disposal of property and equipment and other assets		130	25	62
Additions to other assets and intangibles		(480)	(1,069)	(588)
Proceeds from sale of securities available for sale		---	---	89
Proceeds from sale of real estate		---	9,550	---
Proceeds from surrender of insurance policy		---	306	---
Other		5	---	---

Net cash (used) provided by investing activities		(5,185)	3,592	(4,434)

Cash flows from financing activities:
Borrowings on revolving credit facility		91,278	69,575	82,350
Payments of revolving credit facility		(95,603)	(74,225)	(64,525)
Excess tax benefits from disqualifying stock options		213	405	184
Payments of long-term debt		(6,302)	(11,020)	(4,737)
Borrowings of long-term debt		---	258	---
Issuance of treasury stock		781	1,121	756
Purchase of treasury stock		(1,975)	(2,212)	(892)

Net cash (used) provided by financing activities		(11,608)	(16,098)	13,136

Net increase (decrease) in cash and cash equivalents		1,254	(555)	127
Cash and cash equivalents at beginning of year		392	947	820

Cash and cash equivalents at end of period		$1,646	$392	$947

Non-cash transactions:
Increase in capital lease obligations	$	---	$8	$664

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Year Ended

	June 29,	July 1,	July 2,
	2008	2007	2006

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$158	$158	$158

Common stock, end of year	158	158	158

Paid-in capital, beginning of year	16,174	15,185	13,722
Stock compensation programs	373	989	1,463

Paid-in capital, end of year	16,547	16,174	15,185

Retained earnings, beginning of year	63,774	52,431	42,723
Net earnings for the year	14,827	11,343	9,708

Retained earnings, end of year	78,601	63,774	52,431

Treasury stock, beginning of year	(3,696)	(2,940)	(2,773)
Acquisition of treasury stock	(1,975)	(2,212)	(892)
Issuance of treasury stock	1,834	1,607	725
Forfeiture of nonvested shares	---	(151)	---

Treasury stock, end of year	(3,837)	(3,696)	(2,940)

Total stockholders’ equity	$91,469	$76,410	$64,834

COMPREHENSIVE INCOME
Net earnings	$14,827	$11,343	$9,708

Total comprehensive income	$14,827	$11,343	$9,708

COMMON SHARES
Common stock, beginning of year	15,773,253	15,773,253	15,773,253

Common stock, shares outstanding, end of year	15,773,253	15,773,253	15,773,253

TREASURY SHARES
Treasury stock, beginning of year	(506,704)	(606,262)	(723,345)
Acquisition of shares	(145,038)	(194,010)	(68,033)
Issuance of shares	232,239	293,568	185,116

Treasury stock, end of year	(419,503)	(506,704)	(606,262)

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company manufactures and assists in the design and engineering of sophisticated electronic and electromechanical systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

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

Accounting Period
The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter period is 13 weeks.  Fiscal years 2008, 2007 and 2006 consisted of 52 weeks.

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

Revenue Recognition and Cost of Sales
Revenue is generally recognized when title transfers, which is usually upon shipment.  On a very limited number of contracts, at customer’s request, the Company will recognize revenue when ownership passes. As of June 29, 2008, July 1, 2007 and July 2, 2006, the Company has recognized revenue under these arrangements of $1.6 million, $2.2 million and $2.4 million, respectively. The Company recognizes revenue for storage and other related services as the services are provided.

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

During fiscal year 2007, the Company entered into a new significant agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts was netted against the invoice price to determine net sales when the part is shipped. In fiscal year 2008, the Company’s net revenues recognized under this contract were $11.6 million, related to the manufactured assemblies, and $521,000, related to the supplied parts.

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

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded on the financial statement are consistent with the estimated fair value as of June 29, 2008.

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

During the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, the Company was notified that shares issued upon the exercise of incentive stock options (“ISOs”) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs vested prior to adoption of Statements of Financial Accounting Standard (“SFAS”) No. 123R (“SFAS No. 123R”), the entire tax benefit of $213,000 for fiscal year 2008, $95,000 for fiscal year 2007 and $184,000 for fiscal year 2006 was recorded as an increase to additional paid-in capital.

No stock options were issued in the years ended June 29, 2008 and July 1, 2007. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date.  All stock options outstanding at June 29, 2008, July 1, 2007 and July 2, 2006 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

The Company has a program to award performance units tied to financial performance to certain key executives. The awards have a three-year performance period and compensation expense is recognized over three years. Included in diluted shares at June 29, 2008 were 141,923 shares issuable for fiscal 2008 performance, as the performance condition has been met.  The Company issued 108,084 shares related to the fiscal year 2007 performance and recognized related compensation expense in fiscal years 2008 and 2007.  The Company issued 79,693 shares related to the fiscal year 2006 award and related compensation expense was recognized in fiscal years 2008, 2007 and 2006.

For the fiscal year ended June 29, 2008, total stock-based compensation was $1.4 million ($891,000 after tax), equivalent to earnings per basic and diluted share of $0.06. For the fiscal year ended July 1, 2007, total stock-based compensation was $1.2 million ($733,000 after tax) equivalent to earnings per basic and diluted share of $0.05.

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 becomes effective for the Company in its fiscal year ending June 28, 2009. The Company does not believe that adopting the provisions of SFAS No. 157 will have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

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

Recently Adopted Accounting Standards
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (“FIN 48”) on July 2, 2007. The implementation of FIN 48 did not result in an adjustment to the liability for unrecognized income tax benefits. At the adoption date of July 2, 2007, there was approximately $630,000 of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 29, 2008, there was approximately $274,000 of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2008, there was approximately $83,000 of accrued interest related to uncertain tax positions.

The Company’s federal income tax returns for fiscal years 2008 and 2007 are open tax years. We file in numerous state jurisdictions with varying statutes of limitation open from 2003 through 2006, depending on each jurisdiction’s unique tax laws. The Company’s federal returns for fiscal year 2005 and fiscal year 2006 were recently examined by the Internal Revenue Service (“IRS”). During the quarter ended June 29, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $304,000 which includes interest and penalties. The unrecognized tax benefits were decreased by $236,000 as a result of the settlement and $135,000 for the expiration of certain statutes. The Company recorded $15,000 of additional expense related to the IRS settlement during the year ended June 29, 2008.

2.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Fiscal Year Ended

	June 29,	July 1,	July 2,
	2008	2007	2006

Sales	$280,354	$236,414	$191,305
Less sales discounts	869	1,211	1,216

Net sales	$279,485	$235,203	$190,089

Geographic Information
The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

Customer Information

Customers accounting for more than 9% of net sales for the years ended June 29, 2008, July 1, 2007 and July 2, 2006 were as follows:

Customer	2008	2007	2006

1	14%	13%	12%
2	11	10	12
3	9	10	11

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	June 29,	July 1,
	2008	2007

Billed shipments, net of progress payments	$40,105	$30,042
Less allowance for doubtful accounts	252	214

Trade receivables, net	39,853	29,828
Other current receivables	925	376

	$40,778	$30,204

Progress payments are payments from customers in accordance with contractual terms for contract costs incurred to date.  Such payments are recognized as revenue when the completed units are shipped.

At June 29, 2008, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $10.3 million (25.7%), $3.4 million (8.5%), and $2.9 million (7.2%).  This compares with $4.4 million (15%), $2.5 million (8%), and $2.3 million (8%) at July 1, 2007.

At June 29, 2008, the second largest account receivable debtor with a balance of $3.4 million includes $1.1 million, which is past due.  The Company is in discussions with this customer to develop a payment plan, the success of which is contingent on the customer raising additional capital. If the customer is able to raise additional equity, the Company anticipates that the receivables outstanding as of June 29, 2008 will be paid-in full. If the customer is unable to raise additional equity, the Company may not collect the receivables, which could adversely affect the Company’s operations. The Company’s allowance for doubtful accounts does not include any amounts for this customer.

At June 29, 2008, other current receivables included an income tax receivable of $778,000.

Allowance for Doubtful Accounts
This account represents amounts that may be uncollectible in future periods.

(in thousands)

		Additions/
	Balance	(Recoveries)		Balance
Fiscal	Beginning	Charged to	Less	End of
Year	of Period	Expense	Deductions	Period

2006	$326	$(65)	$87	$174
2007	174	76	36	214
2008	214	72	34	252

4.	INVENTORIES

Inventories consist of the following:

(in thousands)

	June 29,	July 1,
	2008	2007

Raw materials	$47,221	$39,369
Work in progress	19,706	20,348

	$66,927	$59,717

In accordance with contractual agreements, the U.S. Government has a security interest in inventories identified with contracts for which progress payments have been received.

For the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, expense for obsolete or slow moving inventory charged to income before income taxes was $1.9 million, $1.3 million, and $900,000, respectively.

The Company’s June 29, 2008 inventory balance included $3.2 million related to a contract with a customer who has deferred its production schedule. The inventory value will be realizable if this customer is able to resume its production schedule, which in part, is contingent upon the customer’s ability to raise additional capital. If the customer is unable to resume its production schedule, the Company may not recover the full value of the inventory related to this customer. No provision was recorded for this inventory as of June 29, 2008.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

(in thousands)

			Estimated
	June 29,	July 1,	useful life
	2008	2007	in years

Land	$68	$68	---
Building and improvements	4,425	4,353	3 - 40
Leasehold improvements	4,150	3,810	2 - 15
Machinery and equipment	29,560	26,731	2 - 16
Furniture and fixtures	2,456	2,165	3 - 16
Computer equipment	3,172	3,008	3
Construction in progress	466	896	---

	44,297	41,031
Less accumulated depreciation	27,049	24,762

	$17,248	$16,269

Depreciation expense was $4.2 million, $3.8 million and $3.3 million for the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, respectively.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:

(in thousands)

	June 29,	July 1,
	2008	2007

Software	$4,090	$3,830
Less accumulated amortization	3,457	3,043

Net software	633	787
Customer list	3,400	3,400
Less accumulated amortization	2,485	1,918

Net customer list	915	1,482

Other, net	---	13

	$1,548	$2,282

Intangibles are amortized over a three-to-six-year period. Amortization expense was $1.1 million for fiscal year ended June 29, 2008, and $1.2 million for each of the fiscal years ended July 1, 2007 and July 2, 2006.

The Company anticipates that amortization expense will approximate $1.1 million for fiscal year 2009, $831,000 for fiscal year 2010, $465,000 for fiscal year 2011, $415,000 for fiscal year 2012 and $430,000 for fiscal year 2013.

7.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	June 29,	July 1,
	2008	2007

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

There were no changes in the carrying amount of goodwill for the period ended June 29, 2008.

8.	OTHER ASSETS

Other assets is summarized as follows:

(in thousands)

	June 29,	July 1,
	2008	2007

Cash value of life insurance	$4,612	$4,390
Deposits, licenses and other, net	112	154
Securities held for sale	26	85
Deferred financing costs, net	42	108
Other	36	35

	$4,828	$4,772

The Company’s investment in securities held for sale consists of 1.6 million shares of Norwood Abbey Ltd. This investment is the result of shares and options acquired as a partial settlement of a note receivable. In the years ended June 29, 2008 and July 1, 2007, the Company recorded an other-than-temporary write-down on the 1.6 million shares of $59,000 and $179,000, respectively.

9.	SALE-LEASEBACK TRANSACTION

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, is $635,000 pretax ($391,000 after tax) and is recorded as a gain in other income in the year ended July 1, 2007. The remainder of the gain will be amortized over the six years of the lease as a reduction in rent expense. Of this amount, $481,000 was recognized in the fiscal year ended June 29, 2008.

The obligations for future minimum lease payments as of June 29, 2008, and the amortization of the remaining deferred gain is:

(in thousands)

Fiscal Year	Minimum Lease Payments	Deferred Gain Amortization	Net Rental Expense

2009	$603	$(481)	$122
2010	603	(481)	122
2011	603	(481)	122
2012	603	(481)	122
2013	435	(346)	89

10.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(amounts in thousands)

	June 29,	July 1,
	2008	2007

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$10,500	$14,825
Interest rate at year-end	3.83%	6.91%
Average amount of short-term borrowings
outstanding during period	$14,764	$13,486
Average interest rate for fiscal year	5.79%	7.29%
Maximum short-term borrowings at any month-end	$19,025	$16,675

Senior long-term debt:
Senior lender:
Term loan	$4,500	$10,500
Other	629	931

Total senior long-term debt	5,129	11,431
Less current maturities	4,682	6,300

Long-term debt, less current maturities	$447	$5,131

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total net cash payments for interest in fiscal years 2008, 2007 and 2006 were $1.5 million, $2.1 million and $1.9 million, respectively.

The Company entered into a senior loan agreement on February 17, 2004, which was last amended in December 2006.  The Company incurred $330,000 of financing costs that have been deferred and amortized over a period beginning May 2004 and ending February 2009.  At June 29, 2008, the unamortized amount was $42,000.

Senior Lender:
The Company entered into a senior secured loan agreement with a group of banks on February 17, 2004. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 29, 2008, outstanding loans under the revolving credit facility were $10.5 million; letters of credit issued were $1.1 million; and an aggregate of $18.4 million was available under the revolving credit facility. This credit facility matures on February 17, 2009. See Note 18 for discussion of the renewal of the credit facility.

•

A $25.0 million term loan amortized beginning May 2004, at a quarterly rate of $1.0 million, increased to $1.25 million in May 2006 and increased to $1.5 million in May 2007.  Final maturity is February 17, 2009.  As of June 29, 2008, the amount outstanding was $4.5 million.

•	Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios. For the fiscal year ended June 29, 2008, the average rate was approximately 5.93%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of June 29, 2008.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $336,000 at June 29, 2008 and $470,000 at July 1, 2007.

The aggregate maturities of long-term obligations are as follows:

(amounts in thousands)

Fiscal Year

2009	………………………………………………………	$4,682
2010	………………………………………………………	146
2011	………………………………………………………	51
2012	………………………………………………………	250
2013	………………………………………………………	---

Total	………………………………………………………	$5,129

11.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2020.

Rental expense under operating leases is as follows:

(in thousands)

	Fiscal Year Ended

	June 29,	July 1,	July 2,
	2008	2007	2006

Initial term of more than one year	$2,894	$2,526	$2,121
Deferred gain on sale leaseback	(481)	(133)	---
Short-term rentals	155	44	143

	$2,568	$2,437	$2,264

At June 29, 2008, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(in thousands)

Fiscal Year

2009	….……………………………………………………	$2,947
2010	….……………………………………………………	2,644
2011	….……………………………………………………	1,741
2012	….……………………………………………………	1,067
2013	….……………………………………………………	883
Thereafter	….……………………………………………………	$2,223

The $2.2 million thereafter relates to an obligation under a long-term facility lease in Huntsville, Arkansas.

12.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution.  During fiscal years 2008, 2007 and 2006, Company matching contributions were $494,000, $456,000 and $449,000, respectively.

At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan.  There were no such contributions for fiscal 2008, 2007 and 2006.

The Company has a deferred compensation plan for selected employees who, due to IRS guidelines, cannot take full advantage of the contributory savings plan.  This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%.  To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance.  The increase in the cash value of the life insurance policies exceeded the premiums paid by $90,000, $85,000 and $79,000 in fiscal years 2008, 2007 and 2006, respectively.  The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.6 million at June 29, 2008, compared with $1.5 million at July 1, 2007.  The liability for the deferred compensation and interest thereon is included in accrued employee compensation and was $4.8 million at June 29, 2008, compared with $4.3 million at July 1, 2007.

The Company has an employee stock purchase plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.   For the year ended June 29, 2008, 24,166 shares were purchased in the aggregate amount of $307,000, for which the Company recognized expense of approximately $65,000. For the year ended July 1, 2007, 26,481 shares were purchased in the aggregate amount of $325,000, for which the Company recognized expense of approximately $70,000. For the year ended July 2, 2006, 21,690 shares were purchased in the aggregate amount of $325,000, for which the Company recognized expense of approximately $55,000.

13.	OTHER INCOME (OTHER DEDUCTIONS), NET

The components of other income, net, are as follows:

(amounts in thousands)

	Fiscal Year Ended

	June 29,	July 1,	July 2,
	2008	2007	2006

Interest income	$11	$83	$7
Property rental income	---	646	835
Property rental expense	---	(447)	(603)
Gain on sale of real estate	---	635	---
Other than temporary impairment
of asset	(59)	(179)	(181)
Other, net	(85)	(24)	36

	$(133)	$714	$94

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, is $635,000 pretax ($391,000 after tax) and is recorded as a gain in other income in the fiscal year ended July 1, 2007. The remainder of the gain will be amortized over the six years of the lease as a reduction in rent expense. Of this amount, $481,000 was recognized in the fiscal year ended June 29, 2008.

14.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

(in thousands)

	June 29,	July 1,	July 2,
	2008	2007	2006

Current:
U.S. Federal	$7,211	$6,728	$5,716
State and Local	1,443	1,089	1,059

Total	$8,654	$7,817	$6,775

Deferred:
U.S. Federal	$245	$(950)	$(469)
State and Local	112	(211)	(50)

Total	$357	$(1,161)	$(519)

Income tax expense from continuing operations:
U.S. Federal	$7,455	$5,778	$5,247
State and Local	1,556	878	1,009

Total	$9,011	$6,656	$6,256

Income tax expense (benefit) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as a result of the following:

(in thousands)

	June 29,	July 1,	July 2,
	2008	2007	2006

Computed “expected” tax expense	$8,343	$6,300	$5,587
Increase (reduction) in income taxes resulting from:
Federal tax credit – current year	---	(30)	(55)
Tax exposure adjustment	(135)	(151)	(99)
State and local tax, net	1,007	655	622
Other	(204)	(118)	201

Total	$9,011	$6,656	$6,256

The Company regularly reviews its potential tax liabilities for tax years subject to audit.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

	June 29,	July 1,
	2008	2007

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory valuation provisions	$994	$818
Gain on sale-leaseback transaction	891	1,059
Deferred compensation	2,632	2,254
Loss reserves on long-term contracts	96	279
Accrued vacation	462	382
Other than temporary impairment of asset - held for sale	292	263
Other	224	159

Total gross deferred tax assets	$5,591	$5,214

Deferred tax liabilities:
Goodwill and intangibles	$(2,180)	$(1,560)
Property, plant and equipment, principally due to
differences in depreciation methods	(1,447)	(1,286)
Other	(4)	(47)

Total gross deferred tax liabilities	$(3,631)	$(2,893)

Net deferred tax assets	$1,960	$2,321

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized.  The net deferred tax assets reflect management’s belief that it is more likely than not that future operating results will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $8.4 million for fiscal 2008, $7.7 million for fiscal 2007 and $8.0 million for fiscal 2006.

As discussed in Note 1, on July 2, 2007, the Company adopted a new accounting standard, FIN 48, Accounting for Uncertainty in Income Taxes.

The amount of unrecognized tax benefits as of June 29, 2008, included $274,000 of uncertain tax benefits and other items. As of June 29, 2008, approximately $274,000 of the unrecognized tax benefits would impact the Company’s provision for income taxes and effective tax rate if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)

July 1, 2007	$630
Increase in unrecognized benefits	15
Reductions for tax positions of prior years	(135)
Settlements with tax authorities	(236)

Balance at June 29, 2008	$274

The Company classifies interest and penalties on uncertain tax positions as provision for income taxes. There is $83,000 of accrued interest related to uncertain tax positions as of June 29, 2008.

15.	EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

(amounts in thousands, except earnings per-share amounts)

	June 29,	July 1,	July 2,
	2008	2007	2006

Net earnings	$14,827	$11,343	$9,708

Basic net earnings per share	$0.98	$0.75	$0.64

Diluted net earnings per share	$0.92	$0.71	$0.60

Basic earnings per share are calculated using the weighted average number of shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive share options and performance units by using the treasury stock method.

(in thousands)

	June 29,	July 1,	July 2,
	2008	2007	2006

Average common shares outstanding -- basic	15,198	15,143	15,156
Dilutive options and performance units	940	904	946

Adjusted average common shares outstanding -- diluted	16,138	16,047	16,102

16.	STOCK PROGRAMS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at June 29, 2008 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the fiscal year ended June 29, 2008, total stock-based compensation was $1.4 million ($891,000 after tax), equivalent to earnings per basic and diluted share of $0.06. For the fiscal year ended July 1, 2007, total stock-based compensation was $1.2 million ($733,000 after tax) equivalent to earnings per basic and diluted share of $0.05.

As of June 29, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $1.7 million pretax, and the period over which it is expected to be recognized is approximately 1.7 years.

A summary of the Company’s Plans as of June 29, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Option

Outstanding at July 3, 2005	1,880,576	$3.96	1,100,226	$2.92

Canceled	(3,750)	8.54	---	---
Exercised	(105,675)	3.43	---	---

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52

Canceled	(2,000)	8.54	---	---
Exercised	(187,838)	4.25	---	---

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---	---	---	---
Exercised	(99,989)	4.69	---	---	---

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options

Range of Exercise Prices	Number Outstanding at June 29, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	944,547	2.0	$2.59	$9.8
3.01 – 5.96	266,200	5.0	3.52	2.5
$5.97 – 8.54	270,577	6.2	8.54	1.2

	1,481,324	3.3	$3.84	$13.5

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal years ended June 29, 2008 and July 1, 2007 was $792,000 and $1.6 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

There were no stock options granted in the fiscal year ended June 29, 2008.

Performance Units and Nonvested Stock

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

Upon achievement of the performance goals, shares are awarded in the employee’s name but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled. Awards vest on the last day of the second year following the performance period.

A summary of the Nonvested Shares as of June 29, 2008 is presented below:

	Number of	Weighted
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at July 3, 2005	---	$ ---

Issued	56,251	18.00
Vested	---	---
Forfeited	---	---

Nonvested shares at July 2, 2006	56,251	$18.00

Issued	81,193	13.33
Vested	(51,251)	(18.00)
Forfeited	(11,932)	15.25

Nonvested shares at July 1, 2007	74,261	$13.33

Issued	108,084	12.29
Vested	(74,261)	13.33
Forfeited	---	---

Nonvested shares at June 29, 2008	108,084	$12.29

There are 141,923 shares included in diluted shares that are treated as a liability award at June 29, 2008.

For the fiscal years ended 2008, 2007 and 2006, compensation expense related to the LTIP was $1.4 million, $1.1 million and $757,000, respectively.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:

(amounts in thousands, except per-share amounts)

	September 30,	December 30,	March 30,	June 29,
FY2008	2007	2007	2008	2008

Net sales	$59,190	$67,052	$75,442	$77,801

Cost of sales	47,818	53,676	60,410	62,594
Selling and administrative expense	6,947	7,465	7,689	7,456
Interest expense	427	387	392	253
Other expense, net	10	22	21	80

Earnings before income taxes	3,988	5,502	6,930	7,418
Income tax expense	1,468	2,105	2,597	2,841

Net earnings	$2,520	$3,397	$4,333	$4,577

Basic net earnings per common share	$0.17	$0.22	$0.29	$0.30

Average common shares outstanding	15,200	15,216	15,200	15,171

Diluted net earnings per common share	$0.16	$0.21	$0.27	$0.28

Average diluted common shares outstanding	16,018	16,092	16,056	16,115

	October 1,	December 31,	April 1,	July 1,
FY2007	2006	2006	2007	2007

Net sales	$49,900	$60,820	$59,619	$64,864

Cost of sales	39,243	48,314	48,657	53,194
Selling and administrative expense	5,991	6,800	6,728	6,750
Interest expense	651	564	557	469
Other expense (income), net	44	(64)	(661)	(33)

Net earnings before income taxes	3,971	5,206	4,338	4,484
Income tax expense	1,560	2,009	1,495	1,592

Net earnings	$2,411	$3,197	$2,843	$2,892

Basic net earnings per common share	$0.16	$0.21	$0.19	$0.19

Average common shares outstanding	15,121	15,112	15,166	15,174

Diluted net earnings per common share	$0.15	$0.20	$0.18	$0.18

Average diluted common shares outstanding	16,058	16,008	16,049	16,007

18.	SUBSEQUENT EVENT

On July 23, 2008, the Company accepted a bank commitment to enter into a new $35.0 million, two-year secured credit facility. The facility will consist of a $25.0 million revolving credit and a $10 million term loan. The term loan calls for quarterly payments of $500,000, with the balance due at maturity. Remaining terms are substantially similar to the Company’s existing bank credit facility.  Closing of this credit facility is expected during the first quarter of fiscal 2009.

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