Form 10-Q
period 2008-09-28
LABARGE INC
filed 2008-10-30
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 28, 2008
or
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of October 30, 2008:  15,495,857 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended September 28, 2008

Table of Contents

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 1A.	Risk Factors
	Item 6.	Exhibits

Signatures

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended

	September 28, 2008	September 30, 2007

Net sales	$68,192	$59,190
Cost and expenses:
Cost of sales	53,929	47,818
Selling and administrative expense	8,270	6,947
Interest expense	158	427
Other expense, net	10	10

Earnings before income taxes	5,825	3,988
Income tax expense	2,156	1,468

Net earnings	$3,669	$2,520

Basic net earnings per common share	$0.24	$0.17

Average common shares outstanding	15,234	15,200

Diluted net earnings per common share	$0.23	$0.16

Average diluted common shares outstanding	16,090	16,018

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	September 28, 2008	June 29, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$953	$1,646
Accounts and other receivables, net	36,590	40,778
Inventories	65,538	66,927
Prepaid expenses	1,322	1,245
Deferred tax assets, net	2,406	1,960

Total current assets	106,809	112,556

Property, plant and equipment, net	16,532	17,248
Intangible assets, net	1,364	1,548
Goodwill, net	24,292	24,292
Deferred tax asset, net	210	---
Other assets, net	4,907	4,828

Total assets	$154,114	$160,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,200	$10,500
Current maturities of long-term debt	2,138	4,682
Trade accounts payable	20,697	22,684
Accrued employee compensation	11,347	13,494
Other accrued liabilities	4,626	2,552
Cash advances	11,247	11,897

Total current liabilities	51,255	65,809

Long-term advances from customers for purchase of materials	46	622
Deferred gain on sale of real estate and other liabilities	2,003	2,125
Long-term debt	4,914	447

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,773,253 issued at September 28, 2008 and June 29, 2008, respectively, including shares in treasury	158	158
Additional paid-in capital	16,107	16,547
Retained earnings	82,270	78,601
Less cost of common stock in treasury, shares of 282,771 at September 28, 2008 and 419,503 at June 29, 2008	(2,639)	(3,837)

Total stockholders’ equity	95,896	91,469

Total liabilities and stockholders’ equity	$154,114	$160,472

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Three Months Ended

	September 28, 2008	September 30, 2007

Cash flows from operating activities:
Net earnings	$3,669	$2,520
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	1,380	1,260
Amortization of deferred gain on sale of real estate	(119)	(120)
Stock-based compensation	572	283
Other than temporary impairment of investment	13	13
Deferred taxes	(657)	71
Other	---	2
Changes in assets and liabilities, net of acquisitions:
Accounts and notes receivable, net	4,188	724
Inventories	1,389	(1,597)
Prepaid expenses	(77)	861
Trade accounts payable	(2,104)	1,149
Accrued liabilities	232	(335)
Advance payments	(1,226)	255

Net cash provided by operating activities	7,260	5,086

Cash flows from investing activities:
Additions to property, plant and equipment	(281)	(648)
Proceeds from disposal of property and equipment	---	18
Additions to other assets and intangibles	(173)	(175)

Net cash (used) by investing activities	(454)	(805)

Cash flows from financing activities:
Borrowings on revolving credit facility	22,025	19,000
Payments of revolving credit facility	(27,825)	(20,225)
Repayments of long-term debt	(1,577)	(1,574)
Issuance of treasury stock	185	287
Purchase of treasury stock	(307)	(265)

Net cash (used) by financing activities	(7,499)	(2,777)

Net (decrease) increase in cash and cash equivalents	(693)	1,504
Cash and cash equivalents at beginning of period	1,646	392

Cash and cash equivalents at end of period	$953	$1,896

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at September 28, 2008, and the related consolidated statements of income and cash flows for the three months ended September 28, 2008 and September 30, 2007, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. On June 30, 2008, the company adopted the provision of SFAS No. 157. The adoption did not have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. On June 30, 2008, the Company adopted the provisions of SFAS No. 159. The adoption did not have a material impact on its consolidated financial statements when it became effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 was adopted on June 30, 2008. Adopting the provisions of EITF 06-4 did not have a material impact on the Company’s consolidated financial statements.
2.	SALES AND NET SALES

Sales and net sales consist of the following:
(in thousands)

	Three Months Ended

	September 28,	September 30,
	2008	2007

Sales	$68,470	$59,349
Less sales discounts	278	159

Net sales	$68,192	$59,190

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any fiscal year.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	Three Months Ended

	September 28,	June 29,
	2008	2008

Billed shipments	$36,682	$40,105
Less allowance for doubtful accounts	318	252

Trade receivables, net	36,364	39,853
Other current receivables	226	925

Total	$36,590	$40,778

At September 28, 2008, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $8.6 million (23%), $3.8 million (10%), and $3.1 million (8%).  This compares with $10.3 million (26%), $3.4 million (9%), and $2.9 million (7%) at June 29, 2008.

At September 28, 2008, the second largest accounts receivable debtor, with a balance of $3.8 million, includes $3.6 million which is past due.  The Company is in discussions with this customer to develop a payment plan, the success of which is contingent on the customer raising additional capital. If the customer is able to raise additional equity, the Company anticipates that the receivables outstanding as of September 28, 2008 will be paid in full. If the customer is unable to raise additional equity, the Company may not collect the receivables, which could adversely affect the Company’s operations. As of September 28, 2008, the Company’s allowance for doubtful accounts includes $79,000 associated with this customer related to disputed invoices which have been outstanding for more than one year.  The Company’s allowance for doubtful accounts does not include any other amounts for this customer.

At June 29, 2008, other current receivables included an income tax receivable of $778,000.
4.	INVENTORIES

Inventories consist of the following:
(in thousands)

	September 28,	June 29,
	2008	2008

Raw materials	$46,952	$47,221
Work in progress	18,586	19,706

	$65,538	$66,927

For the three months ended September 28, 2008 and September 30, 2007, expense for obsolete or slow-moving inventory charged to income before taxes was $597,000 and $317,000, respectively.

The Company’s inventory balance at September 28, 2008 included $3.8 million related to a contract with a customer who has deferred its production schedule. The inventory value will be realizable if this customer is able to resume its production schedule which, in part, is contingent upon the customer’s ability to raise additional capital. If the customer is unable to resume its production schedule, the Company may not recover the full value of the inventory related to this customer. No provision was recorded for this inventory as of September 28, 2008.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(in thousands)

	September 28,	June 29,
	2008	2008

Software	$4,141	$4,090
Less accumulated amortization	3,551	3,457

Net software	590	633

Customer list	3,400	3,400
Less accumulated amortization	2,626	2,485

Net customer list	774	915

Total intangible assets, net	$1,364	$1,548

Intangibles are amortized over a three-to-six-year period.  Amortization expense was $266,000 for the three months ended September 28, 2008, compared with $281,000 for the three months ended September 30, 2007.

The Company anticipates that amortization expense will approximate $1.1 million for fiscal year 2009, $0.9 million for fiscal year 2010, $0.5 million for fiscal year 2011, $0.4 million for fiscal year 2012 and $0.4 million for fiscal year 2013.

6.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	September 28,	June 29,
	2008	2008

Goodwill	$24,492	$24,492
Less accumulated amortization	200	200

Net goodwill	$24,292	$24,292

There were no changes in the carrying amount of goodwill for the fiscal quarter ended September 28, 2008.

7.	OTHER ASSETS

Other assets is summarized as follows:
(in thousands)

	September 28,	June 29,
	2008	2008

Cash value of life insurance	$4,724	$4,612
Deposits, licenses and other, net	98	112
Securities held for sale	13	26
Deferred financing costs, net	36	42
Other	36	36

Total	$4,907	$4,828

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	September 28,	June 29,
	2008	2008

Short-term borrowings:
Revolving credit agreement:
Balance at quarter-end	$1,200	$10,500
Interest rate at quarter-end	4.23%	3.83%
Average amount of short-term borrowings
outstanding during period	$6,146	$14,764
Average interest rate for period	4.05%	5.79%
Maximum short-term borrowings at
any month-end	$5,875	$19,025

Senior long-term debt:
Senior lender:
Term loan	$6,500	$4,500
Other	552	629

Total senior long-term debt	7,052	5,129
Less current maturities	2,138	4,682

Long-term debt, less current maturities	$4,914	$447

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was amended on October 3, 2008.  The amended agreement extended the credit facility for two years. Remaining terms are substantially similar to the Company’s existing bank credit facility.

The amended agreement allows the Company to borrow up to a $10.0 million term loan. This new credit facility resulted in the Company paying down short-term borrowings with the proceeds from the term loan. In accordance with SFAS No. 6, “Classification of Short-term Obligations Expected to be Refinanced, an amendment of ARB No. 43,”(“SFAS No. 6”) the Company classified those current obligations, $3.5 million, that have been refinanced on a long-term basis as long-term debt in the consolidated balance sheet as of September 28, 2008.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on October 3, 2008. The following is a summary of the agreement:

•

A revolving credit facility, up to $25.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 28, 2008, the outstanding loans under the revolving credit facility were $4.7 million; $3.5 million of the loans were reclassified to long-term debt under SFAS No. 6 due to the October 3, 2008 amendment to the credit facility. As of September 28, 2008, letters of credit issued were $1.0 million; and an aggregate of $22.8 million was available under the revolving credit facility. This credit facility matures on October 3, 2010.

•

A $10.0 million term loan amortized beginning November 2008, at a quarterly rate of $500,000, with the balance due October 2010.  The balance sheet reflects the amount outstanding at September 28, 2008 under the previous term loan, $3.0 million, plus the reclassification of $3.5 million of short-term borrowings to long-term debt discussed in the paragraph above. The Company is obligated to borrow the remaining $3.5 million by November 30, 2008.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal quarter ended September 28, 2008, the average rate was approximately 4.47%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of September 28, 2008.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $302,000 the three months ended September 28, 2008 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	………………………………………………………	$1,605
2010	………………………………………………………	2,146
2011	………………………………………………………	3,051
2012	………………………………………………………	250
2013	………………………………………………………	---

Total	………………………………………………………	$7,052

9.	CASH FLOWS

Total cash payments for interest for the three months ended September 28, 2008 and September 30, 2007 amounted to $132,000 and $456,000, respectively.  Net cash payments for federal and state income taxes were $0 and $4,000 for the three months ended September 28, 2008 and September 30, 2007, respectively.
10.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	September 28,	September 30,
	2008	2007

Net earnings	$3,669	$2,520

Basic net earnings per share	$0.24	$0.17

Diluted net earnings per share	$0.23	$0.16

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

(in thousands)

	Three Months Ended

	September 28,	September 30,
	2008	2007

Average common shares outstanding – basic	15,234	15,200
Dilutive options and nonvested shares	856	818

Adjusted average common shares outstanding -- diluted	16,090	16,018

All stock options outstanding and nonvested shares at September 28, 2008 and September 30, 2007 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The nonvested shares vest over the next two fiscal years.

11.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at September 28, 2008 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the quarter ended September 28, 2008, total stock-based compensation was $572,000 ($355,000 after tax), equivalent to earnings per basic and diluted shares of $.02. For the three months ended September 30, 2007, total stock-based compensation was $283,000 ($177,000 after tax), equivalent to earnings per basic and diluted share of $0.01.

As of September 28, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $1.4 million pretax, and the period over which it is expected to be recognized is approximately 1.5 years. As of September 30, 2007, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $1.0 million pre-tax and the period over which it was expected to be recognized was 1.5 years.

A summary of the Company’s Stock Option Plans as of September 28, 2008 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value Granted Option

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Canceled	---	---
Exercised	11,675	8.54

Outstanding at September 28, 2008	1,469,649	$3.81	1,469,649	$3.81	---

Stock Options

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options as of September 28, 2008

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	944,547	1.7	$2.59	$12.1
$3.03 – 5.96	266,200	4.8	3.52	3.2
$5.97 – 8.54	258,902	5.9	8.54	1.8

	1,469,649	3.0	$3.81	$17.1

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal quarters ended September 28, 2008 and September 30, 2007 was $56,000 and $103,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

No stock options were issued in the fiscal quarters ended September 28, 2008 and September 30, 2007. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date.  All stock options outstanding at September 28, 2008 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

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

A summary of the nonvested shares as of September 28, 2008 is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 29, 2008	108,084	$12.29

Issued	141,923	13.00
Vested	---	---
Forfeited	---	---

Nonvested shares at September 28, 2008	250,007	$12.69

For the quarters ended September 28, 2008 and September 30, 2007, compensation expense related to the LTIP was $551,000, and $271,000, respectively.

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

General
General Development of Business and Information about Business Activity
LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation, incorporated in 1968, that provides custom high-performance electronic, electromechanical and interconnect systems on a contract basis for customers in diverse technology-driven markets.  The Company’s core competencies are manufacturing, engineering and design of interconnect systems, circuit card assemblies, high-level assemblies, and complete electronic systems for its customers’ specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as high and low temperatures, severe shock and vibration.  The Company serves customers in a variety of markets including defense, aerospace, natural resources, industrial, medical and other commercial markets.  The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas and Pennsylvania.  The Company employs approximately 1,340 people, including approximately 1,130 people who provide support for production activities (including assembly, testing and engineering) and approximately 210 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal year 2008 consisted of 52 weeks.

Results of Operations - Three Months Ended September 28, 2008

Backlog
(in thousands)

		September 28,	June 29,
	Change	2008	2008

Backlog	$(2,928)	$218,365	$221,293

Approximately $62.9 million of the backlog at September 28, 2008 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts.  This compares with $48.4 million at June 29, 2008.

As of September 28, 2008, the Company’s backlog includes approximately $39.6 million relating to orders on a very light jet program.  Approximately $25.5 million of the backlog is scheduled to ship beyond the next 12 months. This program is discussed in more detail in Part II - Item 1A, “Risk Factors,” in the section related to customer concentration.

Net Sales
(dollars in thousands)

		Three Months Ended

		September 28,	September 30,
	Change	2008	2007

Net sales	15.2%	$68,192	$59,190

The largest contributor to fiscal 2009 first-quarter revenues was shipments to defense customers, representing $30.8 million of net sales, versus $22.9 million in 2008.  During the current year’s first quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  Shipments to natural resources customers were $11.2 million in the first quarter of fiscal 2009, compared with $15.4 million in the year-ago period. In addition, industrial customers represented $14.6 million of fiscal 2009 first-quarter net sales, compared with $11.0 million in the year-ago period. Shipments to medical customers represented $4.7 million of fiscal 2009 first-quarter net sales, compared with $3.2 million in the year-ago period.

Sales to the Company’s 10 largest customers represented 70% of total revenue in the first quarter of fiscal 2009, compared with 69% for the same period of fiscal 2008.  The Company’s top three customers accounted for 18%, 9% and 9%, respectively, of total sales for the first quarter of fiscal 2009. This compares with 13%, 12% and 11%, respectively, for the first quarter of fiscal 2008.

Gross Profit
(dollars in thousands)

Three Months Ended

	Change		September 28, 2008	September 30, 2007

Gross profit Gross margin	$2,891 1.7	points	$14,263 20.9%	$11,372 19.2%

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter. The gross margin expansion is the result of improved operating efficiencies and favorable product mix.

Selling and Administrative Expenses
(dollars in thousands)

			Three Months Ended

	Change		September 28, 2008	September 30, 2007

Selling and administrative expenses	$1,323		$8,270	$6,947
Percent of sales	0.4	points	12.1%	11.7%

Selling and administrative expenses increased over the prior comparable period, primarily as a result of an increase in compensation cost and related fringes of $1.3 million due to wage inflation and higher accrued incentive pay.

Interest Expense
(in thousands)

		Three Months Ended

	Change	September 28, 2008	September 30, 2007

Interest expense	$(269)	$158	$427

Interest expense declined for the three months ended September 28, 2008, versus the year-ago period.  The reduction reflects lower average debt levels and lower average interest rates.

Average interest rates during the current-year period were 4.3%, compared with 6.8% in the comparable quarter a year ago.

Income Tax Expense
(in thousands)

		Three Months Ended

	Change	September 28, 2008	September 30, 2007

Income tax expense	$688	$2,156	$1,468

The reported income tax rate was 37.0% and 36.8% for the three-month periods ended September 28, 2008 and September 30, 2007, respectively. The effective income tax rate for the three-month period ended September 28, 2008 was 37.9%, compared with 37.3% for the three-month period ended September 30, 2007. The difference between the reported income tax rate and the effective income tax rate was due to changes in estimated Sub Part F income.

Liquidity Capital Resources
The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(in thousands)

	September 28,	June 29,
	2008	2008

Stockholders’ equity	$95,896	$91,469
Debt	8,252	15,629

The Company’s operations generated $7.3 million of cash in the first quarter ended September 28, 2008.

Senior Lender:

The Company entered into a senior secured loan agreement with a group of banks on October 3, 2008. The following is a summary of the agreement:

•

A revolving credit facility, up to $25.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 28, 2008, the outstanding loans under the revolving credit facility were $4.7 million; $3.5 million of the loans were reclassified to long-term debt under SFAS No. 6 due to the October 3, 2008 amendment to the credit facility. As of September 28, 2008, letters of credit issued were $1.0 million; and an aggregate of $22.8 million was available under the revolving credit facility. This credit facility matures on October 3, 2010.

•

A $10.0 million term loan amortized beginning November 2008, at a quarterly rate of $500,000, with the balance due October 2010.  The balance sheet reflects the amount outstanding at September 28, 2008 under the previous term loan, $3.0 million, plus the reclassification of $3.5 million of short-term borrowings to long-term debt discussed in the paragraph above. The Company is obligated to borrow the remaining $3.5 million by November 30, 2008.

•

Interest on both loans is calculated at a percentage of prime or a stated rate over LIBOR based on certain ratios.  For the fiscal quarter ended September 28, 2008, the average rate was approximately 4.47%.

•	Both loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of September 28, 2008.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $302,000 the three months ended September 28, 2008 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	………………………………………………………	$1,605
2010	………………………………………………………	2,146
2011	………………………………………………………	3,051
2012	………………………………………………………	250
2013	………………………………………………………	---

Total	………………………………………………………	$7,052

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included with this quarterly report on Form 10-Q for the quarter ended September 28, 2008 and as referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Revenue Recognition and Cost of Sales
Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method based upon units delivered. This results in revenue for these contracts being recognized when the units are shipped to the customer and title transfers.

The percentage-of-completion method gives effect to the most recent contract value and estimates of cost at completion. Management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of costs through completion is complicated and subject to many variables. Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, performance trends, business volume assumptions, asset utilization, and anticipated labor rates.

The development of estimates of costs at completion involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Estimates of each significant contract’s value and estimate of costs at completion are reviewed and reassessed quarterly. Changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which the change in estimate was made.  When the current estimate of costs indicates a loss will be incurred on the contract, a provision is made in the current period for the total anticipated loss.

Due to the significance of judgment in the estimation process described above, it is likely that different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in the future.

During fiscal year 2007, the Company entered an agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. In the quarter ended September 28, 2008, the Company’s net revenues recognized under this contract were $4.8 million, related to the manufactured assemblies, and $137,000, related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of September 28, 2008, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $950,000. The Company recognizes revenue for storage and other related services as the services are provided.

Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the quarters ended September 28, 2008 and September 30, 2007, expense for obsolete or slow-moving inventory charged to income before income taxes was $597,000 and $317,000, respectively.

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. On June 29, 2008, the company adopted the provision of SFAS No. 157. The adoption did not have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. On June 29, 2008, the Company adopted the provisions of SFAS No. 159. The adoption did not have a material impact on its consolidated financial statements when it became effective for the fiscal year ending June 28, 2009.

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  This addresses only endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-04 was adopted on June 29, 2008. Adopting the provisions of EITF 06-4 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended September 28, 2008 and September 30, 2007, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of September 28, 2008, the Company had $8.3 million in total debt. Industrial revenue bonds and capital leases totaling $552,000 have a fixed rate and are not subject to interest rate risk. The interest rate on the remaining $7.7 million is subject to fluctuation.  If interest rates increased 1.0%, the additional interest cost to the Company would be approximately $68,000 for one year.

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

Changes In Internal Controls

During our first fiscal quarter of 2009, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

PART II

ITEM 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended June 28, 2008, includes “Risk Factors” under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

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

As of September 28, 2008, the Company’s backlog included approximately $39.6 million relating to orders on a very light jet program with one customer. Based on current estimates, approximately $25.5 million of the backlog is scheduled to ship beyond the next 12 months.

As of September 28, 2008, the trade receivables due from this customer were $3.8 million, of which $3.6 million was past due. Included in inventory as of September 28, 2008 was $3.8 million related to this program.

At June 29, 2008, included in trade receivables was $3.4 million due from this customer, of which $1.1 million was past due. Included in inventory as of June 29, 2008 was $3.2 million related to this program.

In response to the past due receivables, the Company’s management is in discussions with the customer to develop a payment plan. The customer is currently attempting to raise additional equity to fund its operations, including satisfying obligations to suppliers. The Company does not expect to receive payment for the receivables prior to the customer raising additional equity. If the customer is able to raise additional equity, the Company anticipates that the receivables outstanding as of September 28, 2008 will be paid-in full. If the customer is unable to raise additional equity, the Company may not collect the receivables or recover the full value of inventory related to this program, which could adversely affect the Company’s operations. As of September 28, 2008, the Company’s allowance for doubtful accounts includes $79,000 associated with this customer related to disputed invoices which have been outstanding for more than one year.  The Company’s allowance for doubtful accounts does not include any other amounts for this customer.

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

ITEM 6.	Exhibits

10.1	Fifth Amendment to the Loan Agreement dated October 3, 2008 by and among the Company, LaBarge Electronics, Inc., as borrowers, U.S. Bank National Association and Wells Fargo, as agent, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBarge, Inc.

Date:	October 30, 2008
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer