Form 10-Q
period 2008-12-28
LABARGE INC
filed 2009-02-06
CIK 57139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 1-5761
LaBarge, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	73-0574586

(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)

9900 Clayton Road, St. Louis, Missouri	63124

(Address of Principal Executive Offices)	(Zip Code)
(314) 997-0800

(Registrant’s Telephone Number, Including Area Code)
N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of February 5, 2009: 15,916,900 shares of common stock.

LaBarge, Inc.
FORM 10-Q
For the Quarterly Period Ended December 28, 2008

PART I
LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(amounts in thousands — except per-share amounts)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net sales	$68,207	$67,052	$136,399	$126,242

Costs and expenses:
Cost of sales	57,955	53,676	111,884	101,494
Selling and administrative expense	9,642	7,465	17,912	14,412
Interest expense	145	387	303	814
Other expense, net	6	22	16	32

Earnings before income taxes	459	5,502	6,284	9,490
Income tax expense	210	2,105	2,366	3,573

Net earnings	$249	$3,397	$3,918	$5,917

Basic net earnings per common share	$0.02	$0.22	$0.26	$0.39

Average common shares outstanding	15,451	15,216	15,343	15,208

Diluted net earnings per share	$0.02	$0.21	$0.24	$0.37

Average diluted common shares outstanding	16,059	16,092	16,070	16,059

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands — except share amounts)

	December 28,	June 29,
	2008	2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,695	$1,646
Accounts and other receivables, net	36,799	40,778
Inventories	62,588	66,927
Prepaid expenses	1,295	1,245
Deferred tax assets, net	4,943	1,960

Total current assets	107,320	112,556

Property, plant and equipment, net	26,054	17,248
Intangible assets, net	12,707	1,548
Goodwill, net	42,161	24,292
Deferred tax asset, net	137	—
Other assets, net	5,266	4,828

Total assets	$193,645	$160,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,850	$10,500
Current maturities of long-term debt	2,152	4,682
Trade accounts payable	20,841	22,684
Accrued employee compensation	10,342	13,494
Other accrued liabilities	2,586	2,552
Cash advances	10,081	11,897

Total current liabilities	51,852	65,809

Long-term advances from customers for purchase of materials	47	622
Deferred gain on sale of real estate and other liabilities	1,888	2,125
Long-term debt	43,414	447

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at December 28, 2008 and 15,773,253 at June 29, 2008, respectively, including shares in treasury	160	158
Additional paid-in capital	14,247	16,547
Retained earnings	82,519	78,601
Less cost of common stock in treasury, shares of 47,727 at December 28, 2008 and 419,503 at June 29, 2008	(482)	(3,837)

Total stockholders’ equity	96,444	91,469

Total liabilities and stockholders’ equity	$193,645	$160,472

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended

	December 28,	December 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$3,918	$5,917
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,765	2,535
Amortization of deferred gain on sale of real estate	(241)	(240)
Stock-based compensation	575	718
Other than temporary impairment of investment	19	34
Deferred taxes	(3,120)	(256)
Other	—	8
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables, net	11,218	(6,779)
Inventories	11,200	(6,294)
Prepaid expenses	97	444
Trade accounts payable	(7,477)	5,181
Accrued liabilities	(3,276)	(172)
Advance payments from customers	(2,391)	4,087

Net cash provided by operating activities	13,287	5,183

Cash flows from investing activities:
Acquisition of Pensar, net of cash acquired	(44,802)
Additions to property, plant and equipment	(3,280)	(2,818)
Proceeds from disposal of property and equipment	10	18
Additions to other assets and intangibles	(592)	(340)

Net cash used by investing activities	(48,664)	(3,140)

Cash flows from financing activities:
Borrowings on revolving credit facility	35,375	41,925
Payments of revolving credit facility	(40,025)	(40,975)
Borrowings of long-term debt	42,014	—
Repayments of long-term debt	(1,577)	(3,149)
Payment of debt issuance costs	(274)	—
Excess tax benefits from stock option exercises	3,029	77
Remittance of minimum taxes withheld as part of a net share settlement of stock option exercises	(1,689)	—
Issuance of treasury stock	1,894	403
Purchase of treasury stock	(3,321)	(265)

Net cash provided (used) by financing activities	35,426	(1,984)

Net increase in cash and cash equivalents	49	59
Cash and cash equivalents at beginning of period	1,646	392

Cash and cash equivalents at end of period	$1,695	$451

Non-cash transactions:
Increase in capital lease obligations	$49	$—
See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CONSOLIDATED FINANCIAL STATEMENTS — BASIS OF PRESENTATION
The consolidated balance sheet at December 28, 2008, and the related consolidated statements of income and cash flows for the three and six months ended December 28, 2008 and December 30, 2007, have been prepared by LaBarge, Inc. (“LaBarge” or the “Company”) without audit. In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform to the 2009 presentation.
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
2. ACQUISITION
On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions, LLC (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, gives the Company a presence in the Upper Midwest, and adds substantial new medical and industrial accounts to the Company’s customer mix.
Pensar is a profitable contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for a variety of end markets. Pensar’s calendar 2008 revenues were $52.4 million. The company has long-term customer relationships with industry leaders in a variety of commercial markets, with the medical and industrial sectors accounting for the largest contributions to revenues.

The purchase price for the acquired assets was $45.3 million, subject to certain estimated working capital adjustments to be finalized in the quarter ended March 29, 2009. In addition, the Company assumed working capital liabilities of approximately $5.6 million, primarily trade accounts payable, and incurred estimated transaction costs of $146,000. The acquisition was financed with senior debt.
The initial purchase price has been allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation as of December 22, 2008, is as follows:
(in thousands)

As of
December 22, 2008

Current assets	$14,549
Property and equipment	7,169
Intangible assets	11,465
Goodwill	17,869

Total assets acquired	$51,052

Current liabilities	5,643
Long-term liabilities	—

Total liabilities assumed	$5,643

Net assets acquired	$45,409

The Company believes that substantially all of the goodwill will be deductible for tax purposes. The preliminary estimates of intangible assets include $9.7 million for the “Customer List,” which is expected to be amortized over eight years, and $1.6 million for “Employee Non-Compete Contracts,” which is expected to be amortized over three and one-half years.
Sales attributable to Pensar were $193,000 for the three and six months ended December 28, 2008. The impact on net earnings for the three and six months was ($75,000), which is $0.0 per basic and diluted shares.
The following table represents LaBarge’s pro forma consolidated results of operations as if the acquisition of Pensar had occurred at the beginning of each period presented. Such results have been prepared by adjusting the historical LaBarge results to include Pensar results of operations and incremental interest and other expenses related to acquisition debt. The Pensar financial results in the pro forma are based on Pensar’s unaudited financial statements. The Company will file Pensar’s audited financial statements with an amendment to the Company’s Current Report on Form 8K filed with the Securities and Exchange Commission on December 23, 2008. The pro forma results do not include any cost savings that may result from the combination of LaBarge and Pensar operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net sales	$80,139	$79,430	$161,317	$150,144

Net earnings	388	3,938	4,340	6,226
Basic net earnings per share	$0.03	$0.26	$0.28	$0.41

Diluted earnings per share	$0.02	$0.24	$0.27	$0.39

3. SALES AND NET SALES
Sales and net sales consist of the following:
(in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Sales	$68,361	$67,349	$136,831	$126,693
Less sales discounts	154	297	432	451

Net sales	$68,207	$67,052	$136,399	$126,242

Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports did not exceed 10% of total sales in any fiscal year.
4. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:
(in thousands)

	December 28,	June 29,
	2008	2008

Billed shipments	$39,211	$40,105
Less allowance for doubtful accounts	3,986	252

Trade receivables, net	35,225	39,853
Other current receivables	1,574	925

Total	$36,799	$40,778

At December 28, 2008, the amounts due from the three largest accounts receivable debtors and the percentage of trade accounts receivable represented by those amounts were $7.2 million (18.3%), $3.8 million (9.6%), and $2.3 million (5.9%). This compares with $10.3 million (25.7%), $3.4 million (8.5%), and $2.9 million (7.2%) at June 29, 2008.
At December 28, 2008, other current receivables included an income tax receivable of $1.4 million. At June 29, 2008, other current receivables included an income tax receivable of $778,000.
On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Total accounts receivable from Eclipse at December 28, 2008 was $3.7 million. (The Company also has inventory exposure that is discussed in more detail in Note 5.)
On January 20, 2009, the bankruptcy court approved the sale of certain assets of Eclipse to EclipseJet Aviation International, Inc. (“EclipseJet”), an affiliate of ETIRC Aviation, which was a major shareholder of Eclipse. EclipseJet has announced that it intends to continue production of the Eclipse E500 aircraft, which was the primary product of Eclipse. In the Chapter 11 bankruptcy proceeding, EclipseJet did not assume the Company’s contract or the obligations associated with the pre-petition receivables.
The Company expects to negotiate a new contract with EclipseJet to resume production of the products it had previously been providing for the E500 aircraft. This negotiation may include the payment of some portion of the pre-petition Eclipse receivables as an inducement for the Company to resume production. To date, no such offers have been received. Given the uncertainty, the Company recorded an additional selling and administrative expense of $3.7 million in the second quarter to reserve the receivables. If the Company is successful in collecting some or all of the pre-petition receivables, it will be recorded as a recovery (income) of an amount previously reserved.

5. INVENTORIES
Inventories consist of the following:
(in thousands)

	December 28,	June 29,
	2008	2008

Raw materials	$43,842	$47,221
Work in progress	14,339	16,319
Finished goods	4,407	3,387

Total	$62,588	$66,927

For the three months ended December 28, 2008 and December 30, 2007, expense for obsolescence charged to income before taxes was $260,000 and $502,000, respectively. For the six months ended December 28, 2008 and December 30, 2007, expense for obsolescence charged to income before taxes was $857,000 and $819,000, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy discussed below.
The Company has approximately $4.6 million of inventory related to the production of the Eclipse E500 aircraft. As discussed in Note 4, EclipseJet did not assume the Company’s contract.
EclipseJet has indicated to the Company that it intends to resume production of the E500 aircraft. The Company and EclipseJet may negotiate a new contract to resume production of the cables for the Eclipse E500. If this occurs, the inventory consisting of raw material and finished goods could be utilized at a later date.
As of the quarter ended December 28, 2008, the Company does not have a contract in place with EclipseJet, nor have there been any negotiations regarding any such contract. The Company has analyzed the inventory to reasonably determine the lower of cost or market value in light of the significant uncertainty surrounding the EclipseJet plans and the Company’s future role in the production of the E500 aircraft, if any. As a result of this analysis, the Company has recorded additional cost of sales expense of $4.2 million to record inventory at the lower of cost or market value. The remaining inventory is valued at $422,000, which the Company believes it can recover by a combination of using the inventory on other programs; returning it to the original vendors; and selling it to brokers.
If the Company ultimately does enter into an agreement to supply EclipseJet, and is able to utilize the inventory in future periods, the inventory will be recognized in cost of sales at its reduced value.
6. INTANGIBLE ASSETS, NET
Intangible assets, net, are summarized as follows:
(in thousands)

	December 28,	June 29,
	2008	2008

Software	$4,506	$4,090
Less accumulated amortization	3,669	3,457

Net software	837	633

Customer list	13,070	3,400
Less accumulated amortization	2,791	2,485

Net customer list	10,279	915

Employee agreements	$1,600	$—
Less accumulated amortization	9	—

Net employee agreements	1,591	—

Total intangible assets, net	$12,707	$1,548

Intangibles are amortized over a three-to eight-year period. Amortization expense for the three months ended December 28, 2008 and December 30, 2007 was $278,000 and $253,000, respectively. Amortization expense was $544,000 and $519,000 for the six months ended December 28, 2008 and December 30, 2007, respectively.
The Company anticipates that amortization expense will approximate $2.0 million for fiscal year 2009; $2.7 million for fiscal year 2010; $2.3 million for fiscal year 2011, and $2.1 million for fiscal year 2012.
7. GOODWILL
Goodwill is summarized as follows:
(in thousands)

	December 28,	June 29,
	2008	2008

Goodwill	$42,361	$24,492
Less accumulated amortization	200	200

Net goodwill	$42,161	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.
8. OTHER ASSETS
Other assets is summarized as follows:
(in thousands)

	December 28,	June 29,
	2008	2008

Cash value of life insurance	$4,828	$4,612
Deposits, licenses and other, net	96	112
Securities held for sale	7	26
Deferred financing costs, net	299	42
Other	36	36

Total	$5,266	$4,828

9. SHORT- AND LONG-TERM OBLIGATIONS
Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	December 28,	June 29,
	2008	2008

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$5,850	$10,500
Interest rate at period-end	4.00%	3.83%
Average amount of short-term borrowings outstanding during period	$647	$14,764
Average interest rate for period	4.19%	5.79%
Maximum short-term borrowings at any month-end	$5,875	$19,025

Senior long-term debt:
Senior lender:
Term loans	$45,000	$4,500
Other	566	629

Total senior long-term debt	45,566	5,129
Less current maturities	2,152	4,682

Long-term debt, less current maturities	$43,414	$447

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.
The Company entered into a senior loan agreement on February 17, 2004, which was amended on December 22, 2008. The amended agreement extended the credit facility for three years.
Senior Lender:
The Company amended its senior secured loan agreement on December 22, 2008. The following is a summary of the agreement:
•	A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 28, 2008, the outstanding loans under the revolving credit facility were $5.9 million. As of December 28, 2008, letters of credit issued were $1.0 million; and an aggregate of $23.1 million was available under the revolving credit facility. This credit facility matures on December 28, 2011.

•	An aggregate $45.0 million term loan amortized beginning September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010, and increasing to $2.7 million in September 2011. The balance is due in December 2011.

•	Interest on the revolving facility and the term loans is calculated at a base rate or LIBOR plus a stated spread based on certain ratios. For the fiscal quarter ended December 28, 2008, the average rate was approximately 3.98%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of December 28, 2008. The write-off of certain assets related to Eclipse did not impact the Company’s debt covenant compliance.

•	Subsequent to the quarter ended December 28, 2008, the Company entered into an Interest Rate Swap Agreement with a bank. Under this agreement, the Company fixed the interest payments to a base rate of 1.885% plus a stated spread based on certain ratios. The beginning notional amount is $35 million, which will amortize simultaneously with the term loan schedule in the loan agreement and will mature on December 22, 2011.
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $316,000 at December 28, 2008 and $336,000 at June 29, 2008.
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	$77
2010	8,162
2011	10,069
2012	27,258
2013	—

Total	$45,566

10. CASH FLOWS
Total cash payments for interest for the three months ended December 28, 2008 and December 30, 2007 amounted to $130,000 and $411,000, respectively. Total cash payments for interest for the six months ended December 28, 2008 and December 30, 2007 amounted to $262,000 and $867,000, respectively. Net cash payments for both federal and state income taxes were $3.1 million for the three and six months ended December 28, 2008, compared with $3.4 million for the three and six months ended December 30, 2007.
11. EARNINGS PER COMMON SHARE
Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net earnings	$249	$3,397	$3,918	$5,917

Basic net earnings per share	$0.02	$0.22	$0.26	$0.39

Diluted earnings per share	$0.02	$0.21	$0.24	$0.37

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options by using the treasury stock method.
(in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Average common shares outstanding — basic	15,451	15,216	15,343	15,208
Dilutive options and nonvested restricted shares	608	876	727	851

Adjusted average common shares outstanding — diluted	16,059	16,092	16,070	16,059

All stock options outstanding and nonvested restricted shares at December 28, 2008 and December 30, 2007 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The restricted shares vest over the next two fiscal years.
12. STOCK-BASED COMPENSATION
The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2,200,000 shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at December 28, 2008 include stock options, restricted stock and performance units.
Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the three and six months ended December 28, 2008, total stock-based compensation was $3,000 ($2,000 after tax), and $575,000 ($355,000 after tax), respectively, and equivalent to earnings per basic and diluted shares of $0.00 and $0.02. Stock-based compensation was adjusted downward during the quarter ended December 28, 2008 as a result of a reduction in the liability associated with the FY 2009 performance units. The liability was reduced because management no longer expect to achieve the financial goals tied to these performance units. During the three and six months ended December 30, 2007, the total stock-based compensation was $436,000 and $718,000.
As of December 28, 2008, the total unrecognized compensation expense related to nonvested awards for performance units was $1.1 million pretax, and the period over which it is expected to be recognized is approximately 1.3 years. As of December 30, 2007, the total unrecognized compensation expense related to nonvested awards, including stock options and performance units, was $826,000 pretax, and the period over which it was expected to be recognized was 1.3 years.
Stock Options
A summary of the Company’s Plans as of December 28, 2008 is presented below:

					Weighted-
					Average
		Weighted-	Number of	Weighted-	Fair Value
	Number of	Average	Shares	Average	Granted
	Shares	Exercise Price	Exercisable	Exercise Price	Option

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Canceled	—	—	—	—
Exercised	11,675	8.54	—	—

Outstanding at September 28, 2008	1,469,649	$3.81	1,469,649	$3.81	—

Canceled	—
Exercised	857,610	$3.02	—	—	—

Outstanding at December 28, 2008	612,039	$4.91	612,039	$4.91	—

The following table summarizes information about stock options outstanding:

Outstanding and Exercisable Options as of December 28, 2008
		Weighted-	Weighted-
		Average	Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic Value (1)
Exercise Prices	Outstanding	Contractual Life	Price	(in millions)

$2.50 — 3.00	232,787	2.0	$2.70	$2.3
$3.01 — 5.96	172,100	4.5	3.51	1.6
$5.97 — 8.54	207,152	5.7	8.54	.8

	612,039	3.9	$4.91	$4.7

(1)	The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.
The total intrinsic value of stock options exercised during the three months ended December 28, 2008 and December 30, 2007 was $8.0 million and $156,000, respectively. For the six months ended December 28, 2008 and December 30, 2007, the total intrinsic value of stock options exercised was $8.0 million and $259,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.
No stock options were issued in the three and six months ended December 28, 2008 and December 30, 2007. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date. All stock options outstanding at December 28, 2008 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014.

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
A summary of the nonvested shares as of December 28, 2008 is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 29, 2008	108,084	$12.29

Issued	141,923	13.00
Vested	—	—
Forfeited	—	—

Nonvested shares at December 28, 2008	250,007	$12.69

During the three and six months ended December 28, 2008, the compensation expense related to the LTIP was ($22,000) and $529,000, respectively. During the three and six months ended December 30, 2007, the compensation expense related to the LTIP was $411,000 and $683,000, respectively.

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
The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as high and low temperatures, severe shock and vibration. The Company serves customers in a variety of markets including defense, aerospace, natural resources, industrial, medical and other commercial markets. The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas, Pennsylvania and Wisconsin. The Company employs approximately 1,590 people, including approximately 1,370 people who provide support for production activities (including assembly, testing and engineering) and approximately 220 people who provide administrative support.
The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks. Fiscal year 2008 consisted of 52 weeks.
On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions LLC, (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, gives the Company a presence in the Upper Midwest and adds substantial new medical and industrial accounts to the Company’s customer mix.
Pensar is a profitable contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for a variety of end markets. Pensar’s calendar 2008 revenues were approximately $52.4 million. The company has long-term customer relationships with industry leaders in a variety of commercial markets, with the medical and industrial sectors accounting for the largest contributions to revenues.
The purchase price for the acquired assets was $45.3 million, subject to certain working capital adjustments. The acquisition was financed with senior bank debt.

The initial purchase price is allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.
On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. On January 20, 2009, the bankruptcy court approved the sale of certain assets of Eclipse to EclipseJet Aviation International, Inc. (“EclipseJet”), an affiliate of ETIRC Aviation, which was a major shareholder of Eclipse. EclipseJet has announced that it intends to continue production of the Eclipse E500 aircraft, which was the primary product of Eclipse. In the Chapter 11 bankruptcy proceeding, EclipseJet did not assume the Company’s contract or the obligations associated with the pre-petition receivables.
The Company expects to negotiate a new contract with EclipseJet to resume production of the products it had previously been providing for the E500 aircraft. This negotiation may include the payment of some portion of the pre-petition Eclipse receivables as an inducement for the Company to resume production. As of the date of this report, no such offers have been received.
The Eclipse bankruptcy has had certain impacts on the Company’s financial results for the second quarter of fiscal 2009, as discussed in more detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 4 and 5 to the consolidated financial statements filed with this report.
Results of Operations — Three and Six Months Ended December 28, 2008
Backlog
(in thousands)

		December 28,	June 29,
	Change	2008	2008

Backlog	$(20,611)	$200,682	$221,293

The backlog of unshipped orders at December 28, 2008 was $200.7 million. Included in this backlog is $28.0 million from the acquisition of Pensar. During the quarter ended December 28, 2008, backlog was reduced by $39.6 million due to the bankruptcy of Eclipse. At June 29, 2008, the Company’s backlog included approximately $41.9 million relating to orders with Eclipse.
Approximately $21.8 million of the backlog at December 28, 2008 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in those contracts. This compares with $48.4 million at June 29, 2008.
Net Sales
(in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net sales	$68,207	$67,052	$136,399	$126,242

The largest contributor to fiscal 2009 second-quarter revenues was shipments to defense customers, representing $33.5 million of net sales, versus $23.5 million in fiscal 2008. During the current year’s second quarter, LaBarge provided cables and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Shipments to natural resources customers were $13.8 million in the second quarter of fiscal 2009, compared with $18.7 million in the year-ago period. In addition, industrial customers represented $12.4 million of fiscal 2009 second-quarter net sales, compared with $11.6 million in the year-ago period. Shipments to medical customers represented $4.2 million of fiscal 2009 second-quarter net sales, compared with $4.4 million in the year-ago period.
For the six months ended December 28, 2008, shipments to defense customers represented $64.3 million of net sales, versus $46.4 million in fiscal 2008. Shipments to natural resources customers were $24.9 million in the second quarter of fiscal 2009, compared with $34.1 million in the year-ago period. Industrial customers represented $26.9 million, compared with $22.5 million in the year-ago period. Medical customers represented $8.9 million, compared with $7.5 in the year-ago period.
Sales to the Company’s 10 largest customers represented 74.4% of total revenue in the second quarter of fiscal 2009, compared with 71.1% for the same period of fiscal 2008. The Company’s top three customers accounted for 15%, 12% and 10%, respectively, of total sales for the second quarter of fiscal 2009. This compares with 13%, 13% and 12%, respectively for the same period in fiscal 2008.
Pensar sales added $193,000 to the three and six months ended December 28, 2008.
The current economic slowdown will have a negative impact on the Company’s sales in the remainder of fiscal 2009. Prolonged economic recession will likely have a negative impact on fiscal 2010 sales.
Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Gross profit	$10,252	$13,376	$24,515	$24,748
Gross margin	15.0%	19.9%	18.0%	19.6%

Gross profit margins vary significantly from contract to contract. The gross profit margin for any particular quarter will reflect the mix of contracts recognized in revenue for the quarter.
The gross profit for the three and six months ended December 28, 2008, decreased by 4.9 and 1.6 percentage points, respectively, from the same periods ended December 30, 2007. This decline in gross profit margins is the result of the $4.2 million write-down of inventory relating to the Eclipse bankruptcy, as more fully discussed in Note 5 to the consolidated financial statements. For the three and six months ended December 28, 2008, this write-down of inventory resulted in a 6.2 and 3.1 percentage point reduction in the reported gross profit margin.
Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Selling and administrative expenses	$9,642	$7,465	$17,912	$14,412
Percent of sales	14.1%	11.1%	13.1%	11.4%

For the three and six months ended December 28, 2008, selling and administrative expense increased as compared to the year-ago periods, primarily due to a $3.7 million increase in the allowance for doubtful accounts related to the Eclipse pre-petition receivables discussed in Note 4 to the consolidated financial statements. Due to the charges relating to the Eclipse bankruptcy described in Notes 4 and 5 to the consolidated financial statements, accrued incentive compensation was reduced by $1.8 million for the three and six months ended December 28, 2008.
For the three months ended December 28, 2008, selling and administrative expenses increased versus the year-ago period due to an increase in the allowance for doubtful accounts of $3.7 million, increases in wages and related fringes of $554,000, legal expense of $95,000, and freight expense of $76,000. The additional expenses were offset by decreases in incentive compensation of $2.0 million, commissions of $89,000, employee relocation costs of $75,000, and other insurance expenses of $95,000.
For the six months ended December 28, 2008, selling and administrative expenses increased versus the year-ago period due to increases in the allowance for doubtful accounts of $3.7 million, and higher wages and related fringes of $1.1 million, offset by a decrease in incentive compensation of $1.2 million.

Interest Expense
(in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30
	2008	2007	2008	2007

Interest expense	$145	$387	$303	$814

Interest expense decreased in the three and six months ended December 28, 2008, compared with the year-ago periods. The reduction reflects lower average debt levels, and lower average interest rates.
Average debt levels for the three- and six-month periods ended December 28, 2008 were $11.7 million and $11.2 million, respectively. Average debt levels for the three- and six-month periods ended December 30, 2007 were $22.8 million and $21.9 million, respectively. Debt levels declined in both periods due to internally generated cash flow.
Average interest rates for the three and six month periods ended December 28, 2008 were 4.02% and 4.13%, respectively. Average interest rates for the three and six month periods ended December 30, 2007 were 6.68% and 6.73%, respectively.
Tax Expense
(in thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Tax expense	$210	$2,105	$2,366	$3,573

The estimated annual effective tax rates for the three and six month periods ended December 28, 2008 were 38.7%. For the three and six month periods ended December 30, 2007, the tax rates were 38.3% and 37.7%, respectively.
Liquidity Capital Resources
The following table shows LaBarge’s equity and total debt positions:
Stockholders’ Equity and Debt
(in thousands)

	December 28,	June 29,
	2008	2008

Stockholders’ equity	$96,444	$91,469
Debt	51,416	15,629

The Company’s operations provided $13.3 million of net cash in the six months ended December 28, 2008.
The Company amended its senior secured loan agreement with a group of banks on December 22, 2008. The following is a summary of the agreement:
•	A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit. The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 28, 2008, the outstanding loans under the revolving credit facility were $5.9 million. As of December 28, 2008, letters of credit issued were $1.0 million; and an aggregate of $23.1 million was available under the revolving credit facility. This credit facility matures on December 28, 2011.

•	An aggregate $45.0 million term loan amortized beginning September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010, and increasing to $2.7 million in September 2011. The balance is due in December 2011.
•	Interest on the revolving facility and the term loans is calculated at a base rate or LIBOR plus a stated spread based on certain ratios. For the fiscal quarter ended December 28, 2008, the average rate was approximately 3.98%.
•	All loans are secured by substantially all the assets of the Company other than real estate.
•	Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of December 28, 2008. The write-off of certain assets related to Eclipse did not impact the Company’s debt covenant compliance.
•	Subsequent to the quarter ended December 28, 2008, the Company entered into an Interest Rate Swap Agreement with a bank. Under this agreement, the Company fixed the interest payments to a base rate of 1.885% plus a stated spread based on certain ratios. The beginning notional amount is $35 million, which will amortize simultaneously with the term loan schedule in the loan agreement and will mature on December 22, 2011.
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $316,000 at December 28, 2008 and $336,000 at June 29, 2008.
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	$77
2010	8,162
2011	10,069
2012	27,258
2013	—

Total	$45,566

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
The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures. It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included with this quarterly report on Form 10-Q for the quarter ended December 28, 2008 and as referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

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
During fiscal year 2007, the Company entered an agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. In the quarter ended December 28, 2008, the Company’s net revenues recognized under this contract were $8.5 million related to the manufactured assemblies, and $283,000 related to the supplied parts.
On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of December 28, 2008, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $1.2 million. The Company recognizes revenue for storage and other related services as the services are provided.
Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. In addition, management regularly reviews inventory for obsolescence to determine whether any additional write-down is necessary. Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. For the quarters ended December 28, 2008 and December 30, 2007, expense for obsolete or slow-moving inventory charged to income before income taxes was $260,000 and $502,000, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy discussed in Note 5 to the consolidated financial statements.
Recently Adopted Accounting Standards
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. On June 29, 2008, the Company adopted the provision of SFAS No. 157. The adoption did not have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended December 28, 2008, and December 30, 2007, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.
Interest Rate Risk
As of December 28, 2008, the Company had $51.4 million in total debt. Of the total debt, $566,000 has a fixed rate and is not subject interest rate risk. The interest rate on the remaining $50.9 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $504,000 for one year.
On January 7, 2009, the Company entered into an interest rate swap, the affect of which will cause the interest rate on $35 million of the floating rate debt to become fixed until the December 22, 2011 maturity of the loan.
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
The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the Company can meet its disclosure obligations. The Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are functioning adequately and effectively at the reasonable assurance level. The Company’s disclosure controls and procedures are based upon a chain of financial and general business reporting lines that converge in the headquarters of the Company in St. Louis, Missouri. The reporting process is designed to ensure that information required to be disclosed by the Company in the reports that it files with or submits to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes In Internal Controls
During our second fiscal quarter of 2009, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

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
Prolonged economic recession will have an adverse impact on Company sales and profits in future periods.
The economic recession has slowed demand for the Company’s manufacturing services, particularly in the natural resources and industrial markets. This reduction in demand is expected to reduce the Company’s sales and profits in the second half of fiscal year 2009.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on November 12, 2008.
At the meeting, Messrs. Corcoran and LaBarge were elected as Class A Directors with terms expiring in 2011. The votes with respect to each nominee and with respect to the other matter voted on by shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

Thomas A. Corcoran	13,268,518	119,856
Craig E. LaBarge	13,311,094	77,280

Proposal No. 2	FOR	AGAINST	ABSTAIN

Ratification of KPMG LLP as Independent Registered Public Accountants	13,215,332	138,706	34,336

ITEM 5. Other Information
(a) None.
(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors implemented since the filing of the company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

ITEM 6. Exhibits

2.1	Asset Purchase Agreement by and between Pensar Electronics Solutions, LLC, all Members Pensar Electronic Solutions, LLC and LaBarge Acquisition Company, Inc., dated as of December 22, 2008, filed herewith.

10.1	Loan Agreement by and among LaBarge, Inc., LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as Borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as Lenders, and U.S. Bank National Association, as Agent, dated December 22, 2008, filed herewith.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBARGE, INC. Date: February 5, 2009
By:	/s/ DONALD H. NONNENKAMP
	Name:	Donald H. Nonnenkamp
	Title:	Vice President and Chief Financial Officer