Form 10-Q
period 2009-03-29
LABARGE INC
filed 2009-05-08
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 29, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of May 7, 2009: 15,882,711 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended March 29, 2009

Part I		Financial Information (Unaudited)

	Item 1.	Financial Statements

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II		Other Information

	Item 1A	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6.	Exhibits

Signature

PART I

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands - except per-share amounts)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net sales	$72,216	$75,442	$208,615	$201,684

Costs and expenses:
Cost of sales	57,558	60,410	169,442	161,904
Selling and administrative expense	7,828	7,689	25,739	22,101
Interest expense	508	392	811	1,206
Other expense, net	4	21	20	53

Earnings before income taxes	6,318	6,930	12,603	16,420
Income tax expense	2,506	2,597	4,872	6,170

Net earnings	$3,812	$4,333	$7,731	$10,250

Basic net earnings per common share	$0.24	$0.29	$0.50	$0.67

Average common shares outstanding	15,656	15,200	15,447	15,205

Diluted net earnings per share	$0.24	$0.27	$0.48	$0.64

Average diluted common shares outstanding	16,042	16,056	16,056	16,053

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands -- except share amounts)

	March 29, 2009	June 29, 2008

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,599	$1,646
Accounts and other receivables, net	35,929	40,778
Inventories	62,150	66,927
Prepaid expenses	1,365	1,245
Deferred tax assets, net	3,764	1,960

Total current assets	105,807	112,556

Property, plant and equipment, net	29,956	17,248
Intangible assets, net	11,542	1,548
Goodwill, net	43,277	24,292
Other assets, net	5,171	4,828

Total assets	$195,753	$160,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$ ---	$10,500
Current maturities of long-term debt	4,153	4,682
Trade accounts payable	25,022	22,684
Accrued employee compensation	11,102	13,494
Other accrued liabilities	3,977	2,552
Cash advances	7,789	11,897

Total current liabilities	52,043	65,809

Long-term advances from customers for purchase of materials	46	622
Deferred gain on sale of real estate and other liabilities	1,994	2,125
Long-term debt	41,375	447

Stockholders’ equity:
Common stock, $.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at March 29, 2009 and 15,773,253 at June 29, 2008, respectively, including shares in treasury	160	158
Additional paid-in capital	14,552	16,547
Retained earnings	86,332	78,601
Accumulated other comprehensive loss	(142)	---
Less cost of common stock in treasury, shares of 67,939 at March 29, 2009 and 419,503 at June 29, 2008	(607)	(3,837)

Total stockholders’ equity	100,295	91,469

Total liabilities and stockholders’ equity	$195,753	$160,472

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended

	March 29, 2009	March 30, 2008

Cash flows from operating activities:
Net earnings	$7,731	$10,250
Adjustments to reconcile net cash provided by
operating activities:
Depreciation and amortization	4,851	3,909
Amortization of deferred gain on sale of real estate	(360)	(360)
Stock-based compensation	854	1,080
Other than temporary impairment of investments	26	55
Deferred taxes	(1,794)	(357)
Other	21	9
Changes in assets and liabilities:
Accounts and other receivables, net	12,129	(16,577)
Inventories	11,249	(9,134)
Prepaid expenses	(16)	900
Trade accounts payable	(3,452)	6,313
Accrued liabilities	(2,088)	2,104
Advance payments from customers	(3,708)	6,945

Net cash provided by operating activities	25,443	5,137

Cash flows from investing activities:
Acquisition, net of cash acquired	(44,947)	---
Additions to property, plant and equipment	(8,356)	(3,784)
Proceeds from disposal of property, equipment
and other assets	20	135
Additions to other assets and intangibles	(660)	(294)

Net cash used in investing activities	(53,943)	(3,943)

Cash flows from financing activities:
Borrowings on revolving credit facility	45,125	70,703
Payments of revolving credit facility	(55,625)	(66,503)
Borrowings of long-term debt	42,014	---
Repayments of long-term debt	(1,615)	(4,724)
Payment of debt issuance cost	(274)	---
Excess tax benefits from stock option exercises	3,044	77
Remittance of minimum taxes withheld as part of a
net share settlement of stock option exercises	(1,689)	---
Issuance of treasury stock	1,977	616
Purchase of treasury stock	(3,504)	(1,482)

Net cash provided by (used in) financing activities	29,453	(1,313)

Net increase (decrease) in cash and cash equivalents	953	(119)
Cash and cash equivalents at beginning of period	1,646	392

Cash and cash equivalents at end of period	$2,599	$273

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS -- BASIS OF PRESENTATION

The consolidated balance sheet at March 29, 2009, the related consolidated statements of income for the three and nine months ended March 29, 2009 and March 30, 2008, and the consolidated statements of cash flows for the nine months ended March 29, 2009 and March 30, 2008, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. On June 30, 2008, the Company adopted the provisions of SFAS No. 157. The adoption did not have a material impact on its consolidated financial statements. The Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the year ended June 27, 2010, as permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157.”

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

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations: Applying the Acquisition Method,” which provides guidance on the accounting and reporting for business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R effective June 30, 2009. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial statements.

2.	ACQUISITION

On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions, LLC (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, gives the Company a presence in the Upper Midwest, and adds substantial new medical, natural resources and industrial accounts to the Company’s customer mix.

Pensar is a profitable contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for customers in a variety of end markets. Pensar’s calendar 2008 revenues were $52.4 million. The company has long-term customer relationships with industry leaders in a variety of commercial markets, with the medical, natural resources and industrial sectors accounting for the largest contributions to revenues.

The purchase price for the acquired assets was $45.4 million subject to certain estimated working capital adjustments to be finalized in the quarter ending June 28, 2009. In addition, the Company assumed working capital liabilities of approximately $5.8 million, primarily trade accounts payable, and incurred estimated transaction costs of $158,000.  The purchase agreement includes an earn-out provision based on Pensar attaining certain financial targets for the periods ending June 28, 2009 and June 27, 2010.  If the financial targets are met or exceeded in the period ending June 28, 2009, the sellers of Pensar will receive additional consideration of $2.2 million. Likewise, if the financial targets are met or exceeded for the 18 months ending June 27, 2010, the sellers would receive additional consideration of $2.2 million. The acquisition was financed with $35.0 million of senior debt, $7.9 million of borrowings under the Company’s short-term revolver and $2.5 million in cash.

The initial purchase price has been allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation as of March 29, 2009, is as follows:

(in thousands)

As of
March 29, 2009

Current assets	$14,158
Property and equipment	7,369
Intangible assets	10,620
Goodwill	18,985

Total assets acquired	$51,132

Current liabilities	5,779
Long-term liabilities	---

Total liabilities assumed	$5,779

Net assets acquired	$45,353

The Company believes that substantially all of the goodwill will be deductible for tax purposes. The preliminary estimates of intangible assets include $9.7 million for Pensar’s “Customer List,” which is expected to be amortized over eight years, and $950,000 for “Employee Non-Compete Contracts,” which is expected to be amortized over two years.  The preliminary purchase price allocation was revised during the quarter ended March 29, 2009. At March 29, 2009, the goodwill attributable to the Pensar acquisition increased by $1.1 million from the initial allocation made at December 28, 2008. The primary driver of the increase was a reduction of the estimated value of the employee non-compete agreements, based on a revised estimate of the useful life of the agreements.

Sales attributable to Pensar were $13.6 million and $13.8 million for the three and nine months ended March 29, 2009, respectively. The Pensar operation was breakeven for the three months ended March 29, 2009. The impact on net earnings for the nine months was $(74,000), which had no impact on basic and diluted earnings per share.

The following table represents LaBarge’s pro forma consolidated results of operations as if the acquisition of Pensar had occurred at the beginning of fiscal year 2008. Such results have been prepared by adjusting the historical LaBarge results to include Pensar results of operations and incremental interest and other expenses related to acquisition debt. The Pensar financial results in the pro forma table are based on Pensar’s audited historical financial statements.  The pro forma results do not include any cost savings that may result from the combination of the LaBarge and Pensar operations. The pro forma results may not necessarily reflect the consolidated operations that would have existed had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

Pro forma financial results:

(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net sales	$72,216	$88,486	$233,726	$238,630

Net earnings	3,923	4,712	8,307	11,257
Basic net earnings per share	$0.25	$0.31	$0.54	$0.74

Diluted earnings per share	$0.24	$0.29	$0.52	$0.70

The pro forma consolidated results of operations for the three and nine months ended March 29, 2009 reduced the cost of sales for the acquired manufacturing profit of $184,000 that was capitalized as part of the inventory acquired, and subsequently recognized in the cost of sales in accordance with SFAS No. 141, “Business Combinations.”

3.	SALES AND NET SALES

Gross and net sales consist of the following:
(in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Sales	$72,404	$75,589	$209,236	$202,283
Less sales discounts	188	147	621	599

Net sales	$72,216	$75,442	$208,615	$201,684

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for export did not exceed 10% of total sales in any fiscal year.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:
(in thousands)

	March 29,	June 29,
	2009	2008

Billed shipments	$35,458	$40,105
Less allowance for doubtful accounts	302	252

Trade receivables, net	35,156	39,853
Other current receivables	773	925

Total	$35,929	$40,778

The Pensar acquisition contributed $8.2 million to the accounts receivable balance at March 29, 2009.

At March 29, 2009, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $7.4 million (20.8%), $3.1 million (8.9%), and $2.7 million (7.5%). This compares with $10.3 million (25.7%), $3.4 million (8.5%), and $2.9 million (7.2%) at June 29, 2008.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Total accounts receivable from Eclipse at December 28, 2008 was $3.7 million. (The Company also had inventory exposure that is discussed in more detail in Note 5.)  The Company recorded additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to reserve the receivables. On March 5, 2009, the Eclipse bankruptcy case was converted to Chapter 7 liquidation.  During the quarter ended March 29, 2009, the Company wrote-off the entire trade receivables against the allowance for doubtful accounts. The Company does not expect any recovery from the bankruptcy estate.

At March 29, 2009, other current receivables included an income tax receivable of $547,000. At June 29, 2008, the other current receivables included an income tax receivable of $778,000.

5.	INVENTORIES

Inventories consist of the following:
(in thousands)

	March 29,	June 29,
	2009	2008

Raw materials	$41,267	$47,221
Work in progress	5,820	2,307
Inventoried costs relating to long term
contracts, net of amounts attributable to
revenues recognized to date	8,904	14,078
Finished goods	6,159	3,321

Total	$62,150	$66,927

Included in the inventory balance at March 29, 2009 is $6.6 million attributable to the Pensar acquisition.

For the three months ended March 29, 2009 and March 30, 2008, expense for obsolescence charged to income before taxes was $335,000 and $287,000, respectively.  For the nine months ended March 29, 2009 and March 30, 2008, expense for obsolescence charged to income before taxes was $1.2 million and $1.1 million, respectively. The expense for obsolescence in the nine months ended March 29, 2009 does not include the $4.2 million charge related to the Eclipse bankruptcy discussed in Note 4 and in more detail below.

As discussed in Note 4, Eclipse Aviation has filed for bankruptcy under Chapter 7. The Company had approximately $4.6 million of inventory related to the production of the Eclipse E500 aircraft that was written down to its market value during the quarter ended December 28, 2008. The Company has been contacted by several parties who are interested in purchasing parts for the Eclipse E500 aircraft to be used in repairs and potential resumption of production after the liquidation sale.  If this occurs, the inventory consisting of raw material and finished goods could be utilized at a later date.

The Company analyzed the inventory to reasonably determine the lower of cost or market value in light of the significant uncertainty surrounding the Company’s future role in the production of the Eclipse E500 aircraft, if any. As a result of this analysis, the Company recorded additional cost of sales expense of $4.2 million to record inventory at the lower of cost or market value during the quarter ended December 28, 2008. The remaining inventory was valued at $422,000, which the Company believes it can recover by a combination of using the inventory on other programs, returning it to the original vendors, and selling it to brokers.

If the Company ultimately does sellthe inventory to third-parties, and is able to utilize any of the inventory in future periods, the inventory will be recognized in cost of sales at its reduced value.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	March 29,	June 29,
	2009	2008

Production costs of goods currently in process (1)	$8,784	$9,977
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	412	3,954
Unrecovered costs subject to future
negotiation	165	387
Reserve for contracts with estimated costs in
excess of contract revenues	(457)	(240)

	$8,904	$14,078

    (1)   Selling and administrative expenses are not included in inventory costs.

Included in the “Excess of production costs of delivered units” at June 29, 2008 is $1.5 million related to the Eclipse contract.  This deferred cost was written off in the quarter ended December 28, 2008. Excluding the Eclipse contract discussed above, excess production costs have declined by $2.0 million.  Deferred production costs generally tend to be significant on large multiyear contracts for which the Company has not previously produced the product.  As of March 29, 2009, the Company has completed, or is nearing completion on, several such large multiyear contracts. There are fewer similar such contracts in the early stage of production as compared with last year.

The inventoried costs relating to long-term contracts includes unrecovered costs of $165,000 and $387,000 at March 29, 2009 and June 29, 2008, respectively, which are subject to future determination through negotiation or other procedures not complete at the balance sheet date. In the opinion of management, these costs will be recovered by contract modification.

The Company takes a charge to cost of sales when estimated costs of a contract will exceed the net realizable value of a contract.  The Company has entered into two contracts that generate the majority of the loss reserves.  Both contracts are fixed price contracts where the Company underestimated the materials cost and the inflation in commodity prices when the contracts were bid.  The Company has recorded a reserve equal to the amount that estimated costs would exceed the net realizable revenue over the life of the order.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, is summarized as follows:
(in thousands)

	March 29,	June 29,
	2009	2008

Software	$4,688	$4,090
Less accumulated amortization	3,803	3,457

Net software	885	633

Customer list	13,070	3,400
Less accumulated amortization	3,235	2,485

Net customer list	9,835	915

Employee agreements	$950	$ ---
Less accumulated amortization	128	---

Net employee agreements	822	---

Total intangible assets, net	$11,542	$1,548

Intangibles are amortized over a two-to-eight year period.  Amortization expense for the three months ended March 29, 2009 and March 30, 2008 was $744,000 and $302,000, respectively. Amortization expense was $1.3 million and $821,000 for the nine months ended March 29, 2009 and March 30, 2008, respectively. The increased amortization expense reflects the amortization of the intangible assets related to the Pensar acquisition.

The Company anticipates that amortization expense will approximate $2.0 million for fiscal year 2009, $2.7 million for fiscal year 2010, $2.1 million for fiscal year 2011, $1.7 million for fiscal year 2012 and $0.4 million for 2013.

7.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	March 29,	June 29,
	2009	2008

Goodwill	$43,477	$24,492
Less accumulated amortization	(200)	(200)

Net goodwill	$43,277	$24,292

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change.  There were no changes in the carrying amount of goodwill at June 29, 2008. The preliminary purchase price allocation was revised during the quarter ended March 29, 2009. The goodwill attributable to the Pensar acquisition increased by $1.1 million from the initial allocation made at December 28, 2008. The primary driver of the increase was the $650,000 reduction of the estimated value of the employee non-compete agreements, based on a revised estimate of the useful life of the agreements.

8.	OTHER ASSETS

Other assets is summarized as follows:
(in thousands)

	March 29,	June 29,
	2009	2008

Cash value of life insurance	$4,816	$4,612
Deposits, licenses and other, net	61	112
Securities held for sale	---	26
Deferred financing costs, net	258	42
Other	36	36

Total	$5,171	$4,828

The increase in deferred financing costs relates to the Pensar acquisition.

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	March 29,	June 29,
	2009	2008

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$ ---	$10,500
Interest rate at period-end	4.0%	3.83%
Average amount of short-term borrowings
outstanding during period	$2,872	$14,764
Average interest rate for period	4.10%	5.79%
Maximum short-term borrowings at
any month-end	$5,875	$19,025

Senior long-term debt:
Senior lender:
Term loans	$45,000	$4,500
Other	528	629

Total senior long-term debt	45,528	5,129
Less current maturities	4,153	4,682

Long-term debt, less current maturities	$41,375	$447

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

The Company entered into a senior loan agreement on February 17, 2004, which was most recently amended on January 30, 2009.  The amended agreement extended the credit facility through December 28, 2011.
Senior Lender:

The Company most recently amended its senior secured loan agreement on January 30, 2009. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 29, 2009, the outstanding loans under the revolving credit facility were $0.  As of March 29, 2009, letters of credit issued were $1.1 million, which reduces the available borrowings under the revolving credit facility; and an aggregate of $28.9 million was available under the revolving credit facility. This credit facility matures on December 28, 2011.

•

An aggregate $45.0 million term loan, which will begin amortizing in September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010, and increasing to $2.7 million in September 2011.  The balance is due on December 28, 2011.

•

Interest on the revolving facility and the term loans is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended March 29, 2009, the average rate was approximately 3.92%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of March 29, 2009. The write-off of certain assets related to Eclipse during the nine months ended March 29, 2009 did not impact the Company’s debt covenant compliance.

•

With the acquisition of Pensar Electronic Solutions, LLC and the term loan associated with the purchase, the Company’s exposure to variable interest rates has increased.  This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

To mitigate this risk, during the quarter ended March 29, 2009, the Company entered into an Interest Rate Swap Agreement with a bank.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculating purposes.

Under the agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 28, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and the Company has formally documented, designated, and assessed the effectiveness of the interest rate swap.

The financial statement impact of ineffectiveness for the period ended March 29, 2009 was de-minimus.

At March 29, 2009, the Company recorded a liability of $237,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $142,000 (net of deferred income tax effects of $95,000) relating to the fair market value of the swap contract.

The Company adopted SFASNo. 157, “Fair Value Measurements,” on its financial assets and liabilities effective June 30, 2008.  SFAS No. 157establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

	•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy.

The Company’s financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

(in thousands)

	Fair Value as of March 29, 2009

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$237	$	---	$237

	$	---	$237	$	---	$237

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $278,000 at March 29, 2009 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	………………………………………………………	$39
2010	………………………………………………………	8,162
2011	………………………………………………………	10,069
2012	………………………………………………………	27,258
2013	………………………………………………………	---

Total	………………………………………………………	$45,528

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:
(in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net income	$3,812	$4,333	$7,731	$10,250
Other comprehensive loss	(142)	---	(142)	---

Comprehensive income	$3,670	$4,333	$7,589	$10,250

The other comprehensive loss of $142,000 recognized in the three months ended March 29, 2009 represents the result of the changes in the fair value of the interest rate swap agreement discussed in Note 9. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met the effectiveness criteria of SFAS No. 133.

11.	CASH FLOWS

Total cash payments for interest for the three months ended March 29, 2009 and March 30, 2008 amounted to $201,000 and $333,000, respectively.  Total cash payments for interest for the nine months ended March 29, 2009 and March 30, 2008 amounted to $463,000 and $1.2 million, respectively.  Net cash payments for combined federal and state income taxes were $281,000 and $3.4 million for the three and nine months ended March 29, 2009, respectively, compared with $2.9 million and $6.3 million for the three and nine months ended March 30, 2008, respectively.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net earnings	$3,812	$4,333	$7,731	$10,250

Basic net earnings per share	$0.24	$0.29	$0.50	$0.67

Diluted earnings per share	$0.24	$0.27	$0.48	$0.64

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted-average number of common shares outstanding during the period plus shares issuable upon vesting of restricted shares and the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Average common shares outstanding -- basic	15,656	15,200	15,447	15,205
Dilutive options and nonvested restricted shares	386	856	609	848

Adjusted average common shares outstanding -- diluted	16,042	16,056	16,056	16,053

All stock options outstanding and nonvested restricted shares at March 29, 2009 and March 30, 2008 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The nonvested restricted shares vest over the next two fiscal years.

13.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan, and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at March 29, 2009 include stock options, restricted stock and performance units.

Also, the Company has an Employee Stock Purchase Plan that allows any eligible employee to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes as expense the difference between the price the employee pays and the market price of the stock on the last day of the quarter.

For the three and nine months ended March 29, 2009, total stock-based compensation was $279,000 ($160,000 after tax) and $854,000 ($515,000 after tax), respectively.  This is equivalent to earnings per basic and diluted share of $0.01 for the three months ended March 29, 2009 and $0.03 for the nine months ended March 29, 2009, respectively.  Stock-based compensation was adjusted downward during the quarter ended December 28, 2008 as a result of a reduction in the estimated liability associated with the fiscal year 2009 performance units.  The liability was reduced because management no longer expects to achieve the financial goals tied to these performance units.  During the three and nine months ended March 30, 2008, the total stock-based compensation was $362,000 and $1.1 million, respectively.

As of March 29, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $879,000 pretax, and the period over which it is expected to be recognized is approximately 1.1 years. At March 30, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options, performance units, and nonvested shares was $635,000 pretax, and the period over which it was expected to be recognized was 1.1 years.

Stock Options

A summary of the Company’s Plans as of March 29, 2009 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Canceled	---	---	---	---
Exercised	869,285	3.09	---	---

Outstanding at March 29, 2009	612,039	$4.91	612,039	$4.91

The following table summarizes information about stock options outstanding:

	Outstanding and Exercisable Options as of March 29, 2009

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	232,787	1.7	$2.70	$1.3
$3.01 – 5.96	172,100	4.3	3.51	0.8
$5.97 – 8.54	207,152	5.4	8.54	(0.1)

	612,039	3.7	$4.91	$2.0

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended March 29, 2009 and March 30, 2008 was $0 and $177,000, respectively. For the nine months ended March 29, 2009 and March 30, 2008, the total intrinsic value of stock options exercised was $8.0 million and $436,000, respectively.  The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years.

No stock options were issued in the three and nine months ended March 29, 2009 and March 30, 2008. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date.  All stock options outstanding at March 29, 2009 were dilutive and included in the computation of diluted earnings per share.  These options expire in various periods through 2014.

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

A summary of the nonvested shares as of March 29, 2009 is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 29, 2008	108,084	$12.29

Issued	141,923	13.00
Vested	---	---
Forfeited	---	---

Nonvested shares at March 29, 2009	250,007	$12.69

During the three and nine months ended March 29, 2009, the compensation expense related to the LTIP was $264,000 and $793,000, respectively. During the three and nine months ended March 30, 2008, the compensation expense related to the LTIP was $352,000 and $1.0 million, respectively.

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

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as high and low temperatures, severe shock and vibration. The Company’s customers do business in a variety of markets with significant revenues from customers in the defense, government systems, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues, and profit levels are impacted, primarily, by the volume of sales in the particular period.

The Company provides information about its end markets to demonstrate the diversity of its customer base, which the Company believes helps to reduce potential volatility in its revenue stream. However, the Company does not target customers in individual markets, but rather, targets companies that match a profile for their manufacturing requirements with those services and capabilities the Company provides. Within any end market, gross profit margins vary widely by customer and by contract.

The most significant factors influencing profitability in a particular period are: the mix of contracts with deliveries in that period; and, the volume of sales in relation to the Company’s fixed costs. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of the individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing the customer’s particular product(s); (iii) the stability of the design of the product(s); and (iv) the accuracy of the Company’s original cost estimates as reflected in the sale price for the product(s).

The Company has a centralized sales organization. Though the selling and marketing personnel have a customer and prospective customer focus, they are not limited to exclusively developing a specific end market.

The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Texas, Pennsylvania and Wisconsin.

The Company employs approximately 1,480 people, including approximately 1,250 people who provide support for production activities (including assembly, testing and engineering) and approximately 230 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2009 and 2008 consisted of 52 weeks.

On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions LLC, (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, gives the Company a presence in the Upper Midwest and adds substantial new medical, natural resources and industrial accounts to the Company’s customer mix.

Pensar is a profitable contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for a variety of end markets. Pensar’s calendar 2008 revenues were approximately $52.4 million. The company has long-term customer relationships with industry leaders in a variety of commercial markets, with the medical, natural resources and industrial sectors accounting for the largest contributions to revenues.

The purchase price for the acquired assets was $45.4 million, subject to certain working capital adjustments. The acquisition was financed with senior bank debt. The preliminary purchase price is allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.  On January 20, 2009, the bankruptcy court approved the sale of certain assets of Eclipse to EclipseJet Aviation International, Inc. (“EclipseJet”), an affiliate of ETIRC Aviation, which was a major shareholder of Eclipse.  However, on March 5, 2009, the Eclipse bankruptcy was converted to a Chapter 7 liquidation.

The Eclipse bankruptcy negatively impacted the Company’s financial results for the nine months ended March 29, 2009, as discussed in more detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 4 and 5 to the consolidated financial statements filed with this report. The end market for sales to Eclipse was commercial aerospace.

Results of Operations - Three and Nine Months Ended March 29, 2009

Backlog
(in thousands)

		March 29,	June 29,
	Change	2009	2008

Backlog	$(35,691)	$185,602	$221,293

The backlog of unshipped orders at March 29, 2009 was $185.6 million.  Included in this backlog is $24.2 million from the newly acquired Appleton location.   During the quarter ended December 28, 2008, backlog was reduced by $39.6 million due to the bankruptcy of Eclipse.  At June 29, 2008, the Company’s backlog included approximately $41.9 million relating to orders from Eclipse.

Approximately $30.4 million of the backlog at March 29, 2009 is scheduled to ship beyond the next 12 months pursuant to the shipment schedules contained in the related contracts. This compares with $48.4 million at June 29, 2008.

Net Sales
(in thousands)

The following table identifies net sales by customers’ end markets:

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net sales:
Defense	$32,302	$27,793	$96,609	$74,243
Natural resources	14,059	17,886	38,978	52,020
Industrial	11,635	14,225	38,601	36,762
Medical	8,150	5,474	17,066	12,998
Government systems	497	2,757	4,087	6,951
Aerospace commercial	2,028	6,096	7,420	15,290
All other	3,545	1,211	5,854	3,420

Total net sales	$72,216	$75,442	$208,615	$201,684

The Pensar acquisition contributed $13.6 million and $13.8 million of sales to the three and nine months ended March 29, 2009, respectively, primarily in the natural resources, industrial and medical market sectors.

The increase in sales to defense customers for the three and nine months ended March 29, 2009, compared with the same periods in the prior fiscal year, is attributable to several contracts for a variety of defense applications including military aircraft, missile systems, radar systems and shipboard programs. For the three and nine months ended March 29, 2009, sales to natural resources customers who do business in the mining and oil-and-gas industries were negatively affected by the overall economic downturn and lower commodity prices. The impact was partially offset by $5.0 million of sales from the Pensar acquisition primarily in the field of wind power generation. Industrial sales were down in the three months ended March 29, 2009, compared with the same period a year earlier. The Pensar acquisition added $1.6 million of industrial sales to the current-year quarter. Industrial sales for the nine months ended March 29, 2009 were up $1.8 million due to strong sales in the fiscal first quarter and the Pensar acquisition. Medical sales increased in the three and nine months ended March 29, 2009 primarily due to the Pensar acquisition, which added $4.2 million of medical sales.  Commercial aerospace sales declined in both the three- and nine-month periods ended March 29, 2009, compared with the same periods a year earlier, primarily due to the bankruptcy of Eclipse Aviation and the cessation of shipments to that customer. (See Notes 4 and 5 of the Consolidated Financial Statements for additional information.)  The decrease in government systems sales for the three and nine months ended March 29, 2009, compared with the same periods a year earlier, resulted from the completion of a large multiyear order for checked baggage-screening equipment.

Sales to the Company’s 10 largest customers represented 58% of total revenue in the third quarter of fiscal 2009, compared with 70% for the same period of fiscal 2008.  The Company’s top three customers and their relative contributions to sales for the third quarter of fiscal 2009 were as follows:  Owens-Illinois, Inc., $8.3 million (11.6%), Raytheon Company, $6.0 million (8.2%), and BAE Systems, Inc., $5.3 million (7.3%). This compares with Owens-Illinois, Inc., $11.8 million (15.6%), Schlumberger Ltd., $8.1 million (10.8%), and Modular Mining, $7.5 million (10.0%), for the third quarter of fiscal 2008.

The Company’s top three customers and their relative contributions to sales for the nine months ended March 29, 2009 were as follows:  Owens-Illinois, Inc., $30.3 million (14.6%), Schlumberger Ltd., $19.7 million (9.5%), and Raytheon Company, $18.4 million (8.8%).  This compares with Owens-Illinois, Inc., $28.4 million (14.1%), Schlumberger Ltd., $23.4 million (11.6%), and Modular Mining, $22.8 million (11.3%), for the nine months ended March 30, 2008.

Cost of Sales and Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Cost of sales	$57,558	$60,410	$169,442	$161,904
Percent of net sales	79.7%	80.1%	81.2%	80.3%
Gross profit	$14,658	$15,032	$39,173	$39,780
Gross profit margin	20.3%	19.9%	18.8%	19.7%

Gross profit margins vary significantly by contract. The most significant factors influencing profitability in a particular period are the mix of contracts and orders with deliveries in that period and the volume of sales in relation to the Company’s fixed costs. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing the customer’s particular product(s); and (iii) the stability of the design of the customer’s product(s).

Cost of sales for the three months ended March 29, 2009 decreased by $2.9 million or 4.7%, driven primarily by a sales decline of 4.3% from the same period in the prior fiscal year.

The gross profit margin for the three months ended March 29, 2009 increased by 40 basis points, compared with the three-month period ended March 30, 2008.  The acquired Pensar operation increased cost of sales by $12.4 million and gross profit by $1.2 million in the three months ended March 29, 2009, compared with same period a year earlier. The Pensar operation generated gross profit margin of 8.9% in the quarter ended March 29, 2009. The Pensar gross margin was impacted by the step up of work in process and finished goods inventory as part of the allocation of the acquisition purchase price, which added $184,000 to cost of sales recorded by the Pensar operation.  Excluding the Pensar operation, gross profit margin would have been 22.9% for the three months ended March 29, 2009, an increase of 300 basis points compared with the same three-month period ended March 30, 2008. This increase is primarily the result of several contracts with lower than average margins and significant sales in the quarter ended March 28, 2008 being substantially completed in the quarter ended December 28, 2008.  This lead to a more favorable contract mix in the three months ended March 29, 2009.

Cost of sales for the nine months ended March 29, 2009 increased $7.5 million or 4.7%, compared with the prior year. The increase was driven primarily by a 3.4% increase in sales and the write-down of inventory related to Eclipse Aviation, as discussed in Note 5 to the Consolidated Financial Statements.

The gross profit margin for the nine months ended March 29, 2009 decreased by 90 basis points, compared with the comparable period ended March 30, 2008.  The decline in the gross profit margin is primarily the result of the write-down of inventory relating to the Eclipse Aviation bankruptcy, which increased cost of sales and reduced gross profit by $4.2 million. For more details on the Eclipse matter, please see Note 5 to the Consolidated Financial Statements. For the nine months ended March 29, 2009, this write-down of inventory resulted in a 200 basis-point reduction in the reported gross profit margin.  The acquired Pensar operation increased cost of sales by $12.6 million and gross profit by $1.2 million in the nine months ended March 29, 2009 versus the comparable period a year earlier. Absent the Eclipse write-off and the impact of the Pensar acquisition, the gross profit margin would have been 21.7% for the nine months ended March 29, 2009, which is 200 basis points higher than the nine months ended March 30, 2008.

Selling and Administrative Expenses
(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Selling and administrative expenses	$7,828	$7,689	$25,739	$22,101
Percent of sales	10.8%	10.0%	12.3%	11.0%

For the three months ended March 29, 2009, selling and administrative expenses increased $139,000, compared with the year-ago period. This is primarily the result of an additional $910,000 related to the Pensar acquisition, offset by declines of $442,000 in compensation expense, $122,000 in professional services expense, and $179,000 in commission expense.

For the nine months ended March 29, 2009, selling and administrative expenses increased $3.6 million, compared with the year ago period. This is primarily the result of an additional $981,000 related to the Pensar acquisition and a $3.7 million increase in the allowance for doubtful accounts related to the bankruptcy of Eclipse, offset by declines of $563,000 in compensation expense and $207,000 of business meeting and travel expense.

Interest Expense
(in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Interest expense	$508	$392	$811	$1,206

Interest expense increased in the three months ended March 29, 2009 and decreased in the nine months ended March 29, 2009, compared with the year-ago periods.

Average debt levels for the three- and nine-month periods ended March 29, 2009 were $47.4 million and $23.3 million, respectively. The debt level increased in the three-month period ended March 29, 2009 as a result of the Pensar acquisition. Average debt levels for the three- and nine-month periods ended March 30, 2008 were $25.7 million and $23.8 million, respectively.

Average interest rates for the three- and nine-month periods ended March 30, 2008 were 3.9% and 4.0%, respectively. The average interest rate was 5.8% and 6.4% for the three- and nine-month periods ended March 30, 2009, respectively.

Income Tax Expense
 (in thousands)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Income tax expense	$2,506	$2,597	$4,872	$6,170

The estimated annual effective tax rate for the three- and nine-month periods ended March 29, 2009 was 39.6%. For the three- and nine-month periods ended March 30, 2008 the estimated annual effective tax rate was 37.5%. The increase in the estimated annual effective tax rate is due to a higher proportion of current year pretax income being derived in states with higher tax rates.

Liquidity and Capital Resources

The following table shows LaBarge’s equity and total debt positions:

Stockholders’ Equity and Debt
(in thousands)

	March 29,	June 29,
	2009	2008

Stockholders’ equity	$100,295	$91,469
Debt	45,528	15,629

The Company’s operations provided $25.4 million of operating cash flow in the nine months ended March 29, 2009, compared with $5.1 million for the nine months ended March 28, 2008. The Pensar acquisition contributed $900,000 to operating cash flow in the current-year period. The primary driver of the increase was reduced cash disbursements of $22.2 million for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume in the Company’s second and third quarters of fiscal year 2009, exclusive of the Pensar acquisition, and a reduction of purchases of long lead time materials. This increase in net cash provided by operating activities was partially offset by a reduction in cash advances received from customers for material which was $7.0 million less in the nine months ended March 29, 2009 than in the comparable period in the prior fiscal year.

Also, tax payments made during the nine months ended March 29, 2009 were $2.9 million lower than in the same period in the prior fiscal year due to lower taxable income.

The Company’s investing activities used $53.9 million of cash, compared with a use of $3.9 million in the nine months ended March 28, 2008. The primary driver was the $44.9 million used to acquire Pensar (see Note 2 to the Consolidated Financial Statements). In addition, current-year capital expenditures used $8.4 million. The Company’s purchases included $2.5 million for the Tulsa manufacturing facility, which had been leased in the prior years, and $3.0 million of surface mount technology equipment to expand the Company’s capabilities at its Pittsburgh and Tulsa manufacturing facilities.

The Company’s financing activities for the nine months ended March 29, 2009 provided $29.5 million of cash, compared with a use of $1.3 million of cash in the same period last year. This was primarily the result of the borrowing of $35.0 million to finance the Pensar acquisition.

Senior Lender:

The Company amended its senior secured loan agreement on January 30, 2009. The following is a summary of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 29, 2009, the outstanding loans under the revolving credit facility were $0.  As of March 29, 2009, letters of credit issued were $1.1 million, which reduces the available borrowings under the revolving credit facility; and an aggregate of $28.9 million was available under the revolving credit facility. This credit facility matures on December 28, 2011.

•

An aggregate $45.0 million term loan, which will begin amortizing in September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010, and increasing to $2.7 million in September 2011.  The balance is due on December 28, 2011.

•

Interest on the revolving facility and the term loans is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended March 29, 2009, the average rate was approximately 3.92%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and performance criteria consist of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, EBITDA in relation to fixed charges and minimum net worth. The Company was in compliance with its borrowing agreement covenants as of March 29, 2009. The write-off of certain assets related to Eclipse during the nine months ended March 29, 2009 did not impact the Company’s debt covenant compliance.

Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $278,000 at March 29, 2009 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2009	………………………………………………………	$39
2010	………………………………………………………	8,162
2011	………………………………………………………	10,069
2012	………………………………………………………	27,258
2013	………………………………………………………	---

Total	………………………………………………………	$45,528

Critical Accounting Policies and Estimates
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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of our significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included with this quarterly report on Form 10-Q for the quarter ended March 29, 2009 and as referenced in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Revenue Recognition and Cost of Sales
The Company’s revenue is derived from products and services delivered to customers pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage-of-completion method using the units-of-delivery as the measure of completion in accordance withStatement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  The percentage of total revenue recognized under contracts within the scope of SOP 81-1 is generally 40-60% of total revenue in any given quarter. These are primarily fixed price contracts and vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units-of-delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

The Company also sells products under purchase agreements or long-term supply contracts that are not within the scope of SOP 81-1. The Company manufactures goods in ongoing production lines over a long period of time.  The Company builds units to the customer specifications based on firm purchase orders issued under the terms of purchase agreements from the customer. The purchase orders tend to be of a relatively short duration and customers place repeat orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.

The Company recognizes revenue for contracts that are both within the scope of SOP 81-1 and not within the scope of SOP 81-1, when title transfers which is usually upon shipment.

 However, the cost of sales recognized under both contract types are influenced by different factors.  The percentage-of-completion method for contracts that are within the scope of SOP 81-1 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, and subcontracts, and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs including unique tooling, and set-up costs incurred in connection with a specific contract are charged to that contract.  The contract costs do not include any selling, general and administrative costs.  The Company estimates the total revenue of the contract and the total contract costs to calculate the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the revenue for the period based on the units delivered multiplied by the estimated contract gross profit margin.  Thus, if no changes to estimates were made the methodology results in every dollar of revenue having the same cost of revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for under SOP 81-1.

For contracts accounted for in accordance with SOP 81-1, management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of costs through completion is complicated and subject to many variables. Total contract cost estimates are largely based on negotiated or estimated material costs, historical labor performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, performance trends, asset utilization, and anticipated labor rates.

The development of estimates of costs at completion involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Estimates of each significant contract’s value and estimate of costs at completion are reviewed and reassessed quarterly. Changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which the change in estimate is made.  When the current estimate of costs indicates a loss will be incurred on the contract, a provision is made in the current period for the total anticipated loss as required by SOP 81-1.

Due to the significance of judgment in the estimation process described above, it is likely that different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions, estimates, or circumstances may adversely or positively affect future financial performance.

For contracts that are not within the scope of SOP 81-1, the estimated cost at completion process is not used.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The Company generally performs the work under fixed price arrangements so the profit may be influenced by the accuracy of the estimates used at the time a particular job is bid, as reflected in the sales price for the product, including: material costs, inflation, labor costs (both hours and rates), complexity of the work, and asset utilization.

During fiscal year 2007, the Company entered an agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principle versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. In the nine months ended March 29, 2009, the Company’s net sales recognized under this agreement were $10.9 million related to the manufactured assemblies, and $320,000 related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company recognizes revenue when title passes, but prior to the shipment of the product to the customer. As of March 29, 2009, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $811,000.  The Company recognizes revenue for storage and other related services as the services are provided. This number has declined due to the overall economic downturn.

Inventories
Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under SOP 81-1, are carried at the lower of cost or market value.

Inventoried costs relating to contracts accounted for under SOP 81-1 are stated at the actual production cost, including overhead, tooling and other related non-recurring costs, incurred to date, reduced by the amounts identified with revenue recognized on units delivered. Selling and administrative expenses are not included in inventory costs.  Inventoried costs related to these contracts are reduced, as appropriate, by charging any amounts in excess of estimated realizable value to cost of sales.  The costs attributed to units delivered under these contracts are based on the estimated average cost of all units expected to be produced. This average cost utilizes, as appropriate, the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition.  In accordance with industry practice, inventories include amounts relating to long-term contracts that will not be realized in one year.  Since the inventory balance is dependent on the estimated cost at completion of a contract, inventory is impacted by all of the factors discussed in the Revenue Recognition and Cost of Sales section above.  Inventoried costs related to those contracts not covered by SOP 81-1 are carried at the lower of cost or market.

In addition, management regularly reviews all inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the fiscal quarters ended March 29, 2009 and March 30, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $335,000 and $287,000, respectively.

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

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations: Applying the Acquisition Method,” which provides guidance on the accounting and reporting for business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R effective June 30, 2009. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended March 29, 2009, and March 30, 2008, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation. However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk

As of March 29, 2009, the Company had $45.5 million in total debt.  Of the total debt, $35.5 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. The interest rate on the remaining $10.0 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $97,000 for one year.

ITEM 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and President, and the Company’s Vice President and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Based on such review and evaluation, our Chief Executive Officer and President and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Controls

During our third fiscal quarter of 2009, there were no changes in internal control over financial reporting identified in connection with Management’s evaluation that have materially affected or that are reasonably likely to materially affect these controls.

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

The price of the Company’s stock is volatile.

If the Company’s stock price is below the Company’s market capitalization for an extended period of time, it may trigger an acceleration of goodwill impairment testing. The Company would evaluate situations in which the stock price is lower than the market capitalization to determine if it constitutes a triggering event.

The Company conducts its annual goodwill impairment testing in its fourth fiscal quarter.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 29, 2008 - January 25, 2009	---	---	---	1,000,000

January 26, 2009 - February 22, 2009	---	---	---

February 23, 2009 - March 29, 2009	26,000	$6.99	26,000	974,000

Total	26,000	$6.99	26,000	974,000

(1)  Shares repurchased under resolution of the Board of Directors dated August 27, 2008, authorizing repurchase of up to 1,000,000 shares. This authorization expires on August 26, 2009.

ITEM 6.	Exhibits

10.1

First Amendment to the Loan Agreement by and among LaBarge, Inc., LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as Borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as Lenders, and U.S. Bank National Association, as Agent, dated January 30, 2009 filed herewith.

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

Date: May 8, 2009
By: /s/DONALD H. NONNENKAMP

Name: Donald H. Nonnenkamp
Title: Vice President and Chief Financial Officer