Form 10-K
period 2009-06-28
LABARGE INC
filed 2009-08-28
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 28, 2009.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ______ to ______.

Commission File Number 1-5761

LaBARGE, INC.

(Exact name of registrant specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

73-0574586

(I.R.S. Employer Identification Number)

9900 CLAYTON ROAD, ST. LOUIS, MISSOURI 63124

(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(314) 997-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	NYSE Amex

Title of Class	Name of each exchange on which registered

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

As of August 27, 2009, 15,958,839 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $168.8 million, based upon the closing price of $10.58 per share on the NYSE Amex on August 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy materials relating to the Company’s 2009 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year are incorporated in Part III of this Annual Report.

LaBarge, Inc.
Form 10-K
For The Fiscal Year Ended June 28, 2009

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Index
Signatures

PART I

ITEM 1.	BUSINESS

General Overview of Business

LaBarge, Inc. (“LaBarge” or the “Company”) is a Delaware corporation, incorporated in 1968, that provides custom high-performance electronic, electromechanical and interconnect systems on a contract basis for customers in diverse technology-driven markets.  The Company’s core competencies are manufacturing, engineering and design of interconnect systems, printed circuit board assemblies, high-level assemblies and complete electronic systems for its customers’ specialized applications.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as extreme temperatures, severe shock and vibration. The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, government systems, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues are impacted primarily by the volume of shipments in the particular period.

The Company provides information about its end markets to demonstrate the diversity of its customer base, which the Company believes helps to reduce potential volatility in its revenue stream. However, the Company does not target customers in individual markets, but rather targets companies whose manufacturing requirements match the services and capabilities the Company provides. Within all end markets, gross profit margins vary widely by customer and by contract.

The most significant factors influencing profitability in a particular period are the mix of contracts with deliveries in that period and the volume of sales in relation to the Company’s fixed costs during that period. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of the individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing the particular product(s); (iii) the stability of the design of the product(s); and (iv) the accuracy of the Company’s original cost estimates as reflected in the sale price for the product(s).

The Company has a centralized sales organization. Though the selling and marketing personnel have a customer and prospective customer focus, they are not limited to exclusively developing a specific end market.

The Company’s engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania, Texas and Wisconsin.

The Company employs approximately 1,415 people, including approximately 1,190 people who provide support for production activities (including assembly, testing and engineering) and approximately 225 people who provide administrative support.

The Company operates its business in one reporting segment. See the Consolidated Financial Ctatements and the notes thereto filed with this Annual Report on Form 10-K for information relating to revenues from external customers, profits, total assets and geographical areas for each of the last three fiscal years. See Note 1.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks.

Recent Business Developments

On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions LLC (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, provided the Company with a presence in the Upper Midwest and added substantial new medical, natural resources and industrial accounts to the Company’s customer mix.

Pensar is a contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for a variety of end markets. Pensar’s calendar 2008 revenues were approximately $52.4 million. Pensar has long-term customer relationships with industry leaders in a variety of commercial markets with the medical, natural resources and industrial sectors accounting for the largest contributions to revenues.

The purchase price for Pensar’s acquired assets was $45.4 million. The acquisition was financed with senior bank debt. The preliminary purchase price was allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.  On March 5, 2009, the Eclipse bankruptcy was converted to Chapter 7 liquidation.

The Eclipse bankruptcy negatively impacted the Company’s financial results for the fiscal year ended June 28, 2009, as described in more detail throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 4 and 5 to the Consolidated Financial Statements filed with this report. The end market for sales to Eclipse was commercial aerospace.

Sales and Marketing

During fiscal 2009, 46.2% of the Company’s revenues were generated from defense customers, 18.4% from natural resources customers, 18.1% from industrial customers, 9.1% from medical customers and 3.4% from commercial aerospace customers. The remaining 4.8% of sales were derived from various customers in the government systems, telecommunications and other industries.  The Company produces electronic equipment for use in a variety of high-technology applications, including military communication, radar and weapons systems; industrial automation; military and commercial aircraft; satellites; space launch vehicles; oil and gas wells; mine automation equipment; and medical devices.  The Company’s broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.  The diversification of the Company’s customer base helps protect it from volatility in any one market sector.

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

Competition

There is intense competition for all of the Company’s targeted customers.  While the Company is not aware of another entity that competes in all of the Company’s capabilities, there are numerous companies, many larger, which compete in one or more of these capabilities.  The Company’s customers frequently have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, outsource production of such products to the Company. The principal bases of competition are service, price, engineering expertise, technical and manufacturing capabilities, quality, reliability, and overall project management capability.

Concentration of Business

The Company’s three largest customers accounted for 14.2%, 8.8% and 8.5%, respectively, of net sales in fiscal 2009.  No other customer accounted for more than 8.0% of net sales. Sales to the largest 10 customers represented approximately 64.4% of the Company’s net sales in fiscal year 2009 and 69.6% in fiscal year 2008. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2009 – 2008 – 2007 – Net Sales” for disclosure regarding sales to customers that accounted for 10% or more of the Company’s consolidated revenues.

In fiscal years 2009 and 2008, the Company derived net sales of 46.3% and 38.4%, respectively, from sales contracts with original equipment manufacturers (“OEMs”) conducting business with the U.S. Government or its agencies. Generally, government contracts may be terminated at the convenience of the government. When such contracts are terminated, the Company typically receives payments to cover its direct and indirect costs incurred before termination in accordance with contractual terms.

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

Strategy

The Company’s business strategy is to serve as an outsourcing partner to OEMs that conduct business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company’s core competencies in manufacturing complex electronic and electromechanical assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company’s business historically was concentrated in the defense and other government-related markets. In recent years, that focus has broadened to include industrial and commercial customers. This greater market diversity helps protect the Company from downturns in any one market.

Environmental Compliance

Though the Company is subject to a variety of environmental regulations. Compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company’s foreign sales in each of fiscal years 2009, 2008 and 2007 were less than 10% of total Company revenue. The Company has no manufacturing facilities located outside the United States.

Available Information

The Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through its Web site at www.labarge.com as soon as reasonably practicable after the Company electronically files such materials with, or furnishes to, the U.S. Securities and Exchange Commission (“SEC”).

ITEM 1A.	RISK FACTORS

The Company is subject to certain risks, events and uncertainties, many of which are beyond the Company’s control. If one or more were to occur, it could adversely affect the Company’s business, financial condition, results of operations, cash flows and the trading price of its common stock. The Company urges investors, when evaluating the Company and making investment decisions relative to its securities, to carefully consider the risk factors described herein, in addition to other information presented in this report and other reports and registration statements filed by the Company from time to time with the SEC. The risks and uncertainties described herein are those the Company currently believes may materially affect its business, but may not be the only risks faced by the Company. Additional risks and uncertainties that are not currently known, or those that are currently deemed immaterial, may also become important factors that adversely impact the Company.

The current economic recession and global economic slowdown may continue to adversely affect the Company’s business.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The current economic recession has slowed demand for the Company’s manufacturing services, particularly in the natural resources and industrial markets. The Company’s sales and gross profits depend significantly on general economic conditions and the demand for products in the markets in which the Company’s customers compete. For example, the current economic recession and related decline in demand for products and services across certain industries has caused certain of the Company’s customers to reduce their manufacturing and supply chain outsourcing, negatively impacting the Company’s capacity utilization levels. In addition, the Company provides services to companies and industries that have in the past, and may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. The Company’s suppliers may also experience financial difficulty in this environment. If the Company’s customers experience financial problems, the Company could have difficulty recovering amounts owed to it from these customers, or demand for its products and services from these customers could decline. If the Company’s suppliers experience financial problems, the Company could have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments. The current economic recession is continuing to adversely affect the Company’s customers’ and suppliers’ access to capital and liquidity. If one or more of the Company’s customers were to become insolvent or otherwise were unable to pay for the products and services provided by the Company on a timely basis, or at all, the Company’s financial results could be adversely affected. Furthermore, when, and if, the U.S. and global economies begin to show improvement, there can be no certainty that such improvements will immediately, if at all, result in improvements in the Company’s financial results.

The Company’s operating results may fluctuate significantly and fall below expectations, as well as make future results difficult to predict.

The Company is dependent upon contract awards from its customers, the size and timing of which vary from period to period. Accordingly, the Company’s results of operations have varied historically and may continue to fluctuate significantly from period to period, including on a quarterly basis.  Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock. Factors that may adversely impact the Company’s quarterly and annual results include, but are not limited to, the following:

•	Changes in sales mix and volume to customers;

•	Changes in delivery schedules of the Company’s customers and their customers;

•	Changes in availability and cost of components used by the Company in its products and services;

•	Volume of customer orders relative to the Company’s production capacity;

•	Market demand and acceptance of the Company’s customers’ products;

•	Price erosion within the electronics manufacturing services (“EMS”) marketplace;

•	The announcement or introduction of new or enhanced services by the Company’s competitors; and,

•	Capital equipment requirements needed to remain technologically competitive.

The Company depends heavily upon a concentrated base of customers, which are subject to unique risks, and a significant reduction in sales to any of the Company’s major customers, or the loss of a major customer, could have a material impact on the Company’s financial results.

Although the Company believes its relationships with its large customers are good, there can be no assurance that the Company will retain any or all of its large customers or will be able to form new relationships with customers upon the loss of one or more of its existing customers. This risk may be further complicated by pricing pressures, intense competition prevalent in the Company’s industry and other factors.

 In addition, the Company generally makes sales under purchase orders that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the industries the Company serves could result in customer requests for rescheduling or cancellation of contractual orders. Some of the Company’s contracts have specific provisions relating to schedule and performance and failure to deliver in accordance with such provisions could result in cancellations, modifications, rescheduling and/or penalties, in some cases at the customers’ convenience and without prior notice. While the Company normally recovers its direct and indirect costs, if the Company experiences such cancellations, modifications, or rescheduling that cannot be replaced in a timely fashion, this could have a material adverse effect on the Company’s financial results.

A significant portion of the Company’s business depends heavily on U.S. Government defense contracts, which are subject to unique risks.

In fiscal years 2009 and 2008, approximately 46.3% and 38.4%, respectively, of the Company’s net sales were derived from subcontracts with OEMs on contracts with the U.S. Government. In addition to the normal business risks previously described herein, the Company’s contracts with the U.S. Government are subject to unique risks, some of which are beyond the Company’s control. The Company’s net sales could be negatively impacted as a result of government defense spending cuts, general budgetary constraints and the complex and competitive government procurement processes. If the Company is unable to maintain the recent level of government-related sales, or replace government-related contracts with those of comparable non-government customers, this could have a material adverse effect on the Company’s financial results.

 Certain of the U.S. Government programs in which the Company participates may extend for several years; however, these programs are normally funded annually. Changes in the government’s strategy and priorities may affect the Company’sfuture procurement opportunities and existing programs. The Company’s government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, the Company anticipates that the U.S. Department of Defense budget will be under pressure as the new administration is faced with competing national priorities. The termination of funding for existing or new U.S. Government programs could have a material adverse effect on the Company’s financial results.

The Company is also subject to certain U.S. Government audits and reviews of its business practices due to the Company’sparticipation in government contracts, including the audit of allocated indirect costs. Such audits and reviews could result in adjustments to the Company’s contract costs and profitability. The Company has recorded contract revenues based upon costs expected to be realized upon final audit. However, the Company does not know the outcome of any future audits and adjustments and may be required to reduce revenues or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, the Company could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on the Company’s financial results.

Many of the Company’s contracts require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors beyond the Company’s control.

The Company designs, develops and manufactures technologically advanced and innovative products applied by its customers in a variety of environments. Problems and delays in development or delivery of its products and services, which could prevent the Company from meeting its contractual requirements, include: changes in the Company’s customers’ required designs, acceptance of the customers’ designs in the marketplace, technology, licensing and patent rights, labor, learning curve assumptions, materials and components, as well as the timing of purchase orders placed or required delivery dates, variation in demand for customers’ products, federal government funding, regulatory changes affecting customers’ industries, customer efforts to manage their inventory, changes in customers’ manufacturing strategies and customers’ technical problems or issues. Any such problems or delays could have a material adverse impact on the Company’s financial results.

The Company derives a portion of its revenues from non-U.S. sales and is subject to the risks of doing business in other countries.

While the Company does not derive a significant portion of its revenues from direct foreign sales, the Company’s customers may derive certain portions of their sales to non-U.S. customers. As a result, the Company is subject to risks of conducting business internationally, including:

•	changes in regulatory requirements;

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	delays in placing orders;

•	the complexity and necessity of using non-U.S. representatives and consultants;

•	the uncertainty of the ability of non-U.S. customers to finance purchases;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of taxes, export controls, or tariffs, embargoes and other trade restrictions;

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad; and,

•	economic and geopolitical developments and conditions.

While the impact of these factors is difficult to predict, any one or more of these factors could have a material adverse effect on the Company’s financial results.

The Company and its customers may be unable to keep current with the industry’s technological changes.

The market for the Company’s manufacturing services is characterized by rapidly changing technology and continuing product development. The future success of the Company’s business will depend in large part upon its and its customers’ ability to maintain and enhance technological capabilities, develop and market manufacturing services that meet changing customer needs and successfully anticipate or respond to technological advances in manufacturing processes on a cost-effective and timely basis.

The Company faces intense industry competition and downward pricing pressures.

The Electronic Manufacturing Services (“EMS”) industry is highly fragmented and characterized by intense competition. Some of the Company’s competitors have substantially greater manufacturing, purchasing, marketing and financial resources than the Company. Many of the Company’s customers have the in-house capability to fulfill their manufacturing requirements. In addition, the Company is exposed to the introduction of lower priced competitive capabilities, significant price reductions by competitors or significant pricing pressures from customers.  There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company’s financial results.

The Company uses estimates when bidding on contracts and may not have the ability to control, and may not accurately estimate, its costs associated with performing under fixed-price contracts. In addition, when determining the cost of sales to be recognized under certain long-term contracts, the Company is required to estimate total costs to complete the contract.

Most of the Company’s contracts are on a fixed-price basis. Contract bidding and accounting require judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for scheduling and technical issues. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in prices for materials and also for wages, which can be particularly difficult to estimate for contracts with new customers. Similarly, assumptions have to be made regarding the future impact of Company-initiated efficiency initiatives and cost reduction efforts. In order to realize a profit on these contracts, the Company must, when it bids these contracts, accurately estimate its costs to complete the contracts. Its failure to accurately estimate these costs can result in cost overruns, which result in reduced or lost profits. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on the Company’s financial results.

 The Company’s business is subject to disruption caused by issues with its suppliers, natural disasters and other factors.

The Company’s ability to deliver its products and services on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies and performance of suppliers and others. The Company relies on numerous third-party suppliers for components used in the Company’s production process. Certain of these components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require the Company to obtain components from a single source or certain suppliers. These and other factors, or the loss of a critical supplier, could cause disruptions or cost inefficiencies in the Company’s operations compared to its competitors that have greater direct purchasing power, which could have a material adverse effect on the Company’s financial results.

In addition, from time to time, the Company has experienced shortages of some of the components that it uses. These shortages can result from strong demand for those components or from problems experienced by suppliers and can result in delays in production, which may prevent the Company from making scheduled shipments to customers. The Company’s inability to make scheduled shipments could cause it to experience a reduction in sales, an increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase the Company’s cost of goods sold because it may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could have a material adverse effect on the Company’s financial results.

The Company has operations located in regions of the U.S. that may be exposed to damaging storms and other natural disasters. While preventative measures typically help to minimize harm to the Company, the damage and disruption resulting from certain storms or other natural disasters may be significant. Although no assurances can be made, the Company believes it can recover costs associated with natural disasters through insurance or its contracts.  Natural disasters such as storms and earthquakes can disrupt electrical and other power distribution networks and cause adverse effects on profitability and performance, including computer and network operation and accessibility. In addition, computer viruses and similar harmful software programs, as well as network outages, disruptions and attacks may also disrupt the Company’s operations unless quarantined or otherwise prevented. These and other factors beyond the Company’s control, such as inflation related to raw material commodity pricing, terrorist acts, or other events could have a material adverse effect on the Company’s financial results.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs.

As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately $43.5 million, or 23%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market or other business conditions may indicate potential impairment of recorded goodwill. If the current economic conditions continue to deteriorate, causing a decline in the Company’s stock price or expected cash flows, impairments to one or more businesses could occur in future periods whether or not connected to the annual impairment analysis. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.  Any related losses or required write-downs could have a material adverse effect on the Company’s financial results.

The Company is dependent on the recruitment and retention of key personnel.

Operating results are heavily dependent upon the Company’s ability to attract and retain sufficient personnel with requisite experience and skills, including executives and plant management. Despite significant competition, the continued growth and expansion of the Company’s contract manufacturing business will require the Company to identify, hire, train and retain additional skilled and experienced personnel. Also critical to ongoing operations at one of the Company’s facilities is the successful negotiation of collective bargaining agreements and the avoidance of organized work stoppages.  The loss of any key employees, the failure to meet recruitment and retention objectives, or the inability to efficiently and successfully negotiate collective bargaining agreements could negatively impact the Company’s ability to grow and remain competitive in the future and could havea material adverse effect on the Company’s financial results.

The Company’s operations are subject to numerous laws, regulations and restrictions, and failure to comply with these laws, regulations and restrictions could subject the Company to fines, penalties, suspension or debarment.

The Company’s contracts and operations are subject to various laws and regulations.  Prime contracts with various agencies of the U.S. Government, and subcontracts with other prime contractors, are subject to numerous procurement regulations, including the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies. Given the Company’s dependence on U.S. Government business, suspension or debarment could have a material adverse effect on the Company’s financial results.

In addition, while not a significant portion of the Company’s operations, its international business subjects the Company to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect the Company’s ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by the Company or its sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of the Company’s export privileges, which could have a material adverse effect on the Company’s financial results.

 The Company is also subject to various environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Any failure by the Company to comply with present or future regulations could subject it to future liabilities or the suspension of production, which could have a material adverse effect on the Company’s financial results.  In particular, certain of the Company’s customers must be in compliance with the European standard, Restriction of Hazardous Substances in Electrical and Electronic Equipment (RoHS Directive 2002-95-EC), for all products shipped to the European marketplace. The purpose of the directive is to restrict the use of hazardous substances in electrical and electronic equipment and to contribute to the environmentally sound recovery and disposal of electrical and electronic equipment waste. In addition, electronic component manufacturers must produce electronic components that are lead-free. The Company’s Pittsburgh operation has implemented lead-free wave solder and reflow systems. The Company relies on numerous third-party suppliers for components used in the Company’s production process and there can be no assurances these suppliers will comply with this standard. Noncompliance could have a material adverse effect on the Company’s financial results.

The disruption in the global financial markets and the economic downturn may adversely impact the availability and cost of credit and customer purchasing and payment patterns.

The ability of the Company to refinance indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend the Company’s operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing. There can be no assurances as to the length or severity of this period of disruption and the related economic downturn.

The Company is subject to the risk of increased income taxes.

The Company and its subsidiaries are subject to tax return audits and examinations by various taxing jurisdictions. In determining the adequacy of the Company’s provision for income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, the Company believes its tax reserves reflect the outcome of tax positions that are more likely than not to occur. However, the Company cannot provide complete assurance that the final determination of any tax examinations will not be materially different than that which is reflected in the Company’s current income tax provisions. Should additional taxes be assessed as a result of a current or future examination, this could have a material adverse effect on the Company’s financial results in the period or periods during which such determination is made.

The Company may not have the ability to renew its facilities leases on terms favorable to the Company.

Certain of the Company’s manufacturing facilities and offices are leased and have lease terms that expire between 2010 and 2020. The majority of these leases provide the Company with the opportunity to renew the leases at the Company’s option and, if renewed, provide that rent will be equal to the fair market rental rate at the time of renewal, which could be significantly higher than the Company’s current rental rates. The Company may be unable to offset these cost increases by charging more for its products and services. Furthermore, continued economic degradation may continue to negatively impact and create greater pressure in the commercial real estate market, causing higher incidences of landlord default and/or lender foreclosure of properties, including properties occupied by the Company. While the Company maintains, in most cases, certain non-disturbance rights, it is not certain that such rights will in all cases be upheld, thereby potentially jeopardizing the Company’s continued right of occupancy in such instances.  An occurrence of any of these events could have a material adverse effect on the Company’s financial results.

The occurrence of litigation in which the Company could be named as a defendant is unpredictable.

From time to time, the Company and its subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of the Company’sbusiness. While the Company believes no current proceedings, if adversely determined, could have a material adverse effect on the Company’s financial results, no assurances can be given. Any such claims may divert financial and management resources that would otherwise be used to benefit the Company’s operations and could have a material adverse effect on the Company’s financial results.

The Company’s stock price is subject to significant volatility.

Since June 30, 2008, until the present, the closing price per share of the Company’s common stock has ranged from a high of $16.29 per share to a low of $4.45 per share. The Company’s stock price has been, and may continue to be, subject to significant volatility due to various reasons, including: fluctuations in the Company’s revenue and earnings, the market’s changing expectations for the Company’s growth, overall equity market conditions, the limited float of the Company’s common stock, other risks and uncertainties described herein and other factors related or unrelated to the Company’s operations. The price of the Company’s common stock may also fluctuate due to conditions in the industries the Company and its customers serve or in the financial markets generally.  If the Company’s stock price drops below the Company’s net book value for an extended period of time, it may trigger an acceleration of goodwill impairment testing. The Company regularly assesses such situations to determine whether a triggering event has occurred and, if such an event does not occur, the Company will continue to conduct its annual goodwill impairment testing during the fourth fiscal quarter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal facilities, which are deemed adequate and suitable for the Company’s business, are as follows:

Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year of Termination of Lease

Appleton, WI	Manufacturing, Offices & Warehouse	8.9	76,728	Owned

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	60,000	Owned

Joplin, MO	Manufacturing	4	33,000	2010

Joplin, MO	Manufacturing	1	56,600	2011

Pittsburgh, PA	Manufacturing & Offices	5	135,502	2010

Pittsburgh, PA	Manufacturing	1	29,880	2010

St. Louis, MO	Offices	3	27,790	2013

Tulsa, OK	Manufacturing & Offices	3	55,000	Owned

Tulsa, OK	Manufacturing	1	6,425	2010

Tulsa, OK	Offices	0.5	3,235	2010

The Company is currently negotiating lease extension agreements for the facilities in Pittsburgh and Tulsa, which leases terminate in calendar year 2010. The Company expects that these leases will be renewed. The lease on the facility in Joplin, Missouri, that terminates in 2010 will not be renewed because the Company expanded other facilities in Joplin.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of the Company’s business.  Management believes that no known proceeding, which if adversely determined, would have a material effect on the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of the security holders in the quarter ended June 28, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Cash Dividends

LaBarge’s common stock is listed on the NYSE Amex, under the trading symbol of “LB.”  The following table indicates the quarterly high and low sale prices for the stock for the fiscal years 2009 and 2008, as reported by the NYSE Amex.

Fiscal 2009	High	Low

July – September 2008	$16.29	$11.62
October – December 2008	15.72	8.47
January – March 2009	14.63	4.45
April – June 2009	9.53	6.94

Fiscal 2008	High	Low

July – September 2007	$12.99	$ 9.70
October – December 2007	15.10	11.75
January – March 2008	15.00	10.16
April – June 2008	14.20	11.91

Holders

As of August 28, 2009, there were 1,814 holders of record of LaBarge’s common stock.

Dividend Policy

The Company has paid no cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions, and does not intend to pay cash dividends in the foreseeable future.

In August 2008, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock.  In the fiscal year ended June 28, 2009, the Company repurchased 26,116 shares of its common stock.  The following table discloses certain information relating to these repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2008 – September 30, 2008	90	$14.87	90	999,910

October 1, 2008 – October 31, 2008	---		---	999,910

November 1, 2008 – November 30, 2008	---		---	999,910

December 1, 2008 – December 31, 2008	11	9.76	11	999,899

January 1, 2009 – January 30, 2009	---		---	999,899

February 1, 2009 – February 28, 2009	26,000	7.06	26,000	973,899

March 1, 2009 – March 31, 2009	---		---	973,899

April 1, 2009 – April 30, 2009	---		---	973,899

May 1, 2009 – May 31, 2009	15	8.05	15	973,884

June 1, 2009 – June 30, 2009	---	---	---	973,884

Total	26,116	$7.08	26,116	973,884

Shares repurchased pursuant to a resolution of the Board of Directors dated August 25, 2008, authorizing the repurchase of up to 1.0 million shares. This authorization expired on August 25, 2009 and was renewed on August 26, 2009, expiring August 26, 2010. Purchases under this authorization were made in the open market.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on the Company common stock with the cumulative total return of the NYSE Amexmarket value and a peer group for the period indicated.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN* AMONG LaBARGE, INC., THE RUSSELL 2000 INDEX AND A PEER GROUP

*  Assuming $100 is invested on June 30, 2004 in the stock or index, including reinvestment of dividends and a  fiscal year end of June 30.

The Peer Group is comprised of KeyTronic Corporation, SigmaTron International Inc., Sparton Corporation, Sypris Solutions Inc. and Three-Five Systems Inc.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per-share amounts)

	Fiscal Year Ended

	June 28,	June 29,	July 1,	July 2,	July 3,
	2009	2008	2007	2006	2005

Net sales	$273,368	$279,485	$235,203	$190,089	$182,294
Pretax earnings	16,667	23,838	17,999	15,964	16,865

Net earnings	$10,338	$14,827	$11,343	$9,708	$10,870

Basic net earnings per share	$0.67	$0.98	$0.75	$0.64	$0.72

Diluted net earnings per share	$0.64	$0.92	$0.71	$0.60	$0.68

Total assets	$190,835	$160,472	$142,582	$140,350	$119,937
Long-term debt	45,488	5,129	11,431	22,193	21,605

No cash dividends have been paid during the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that relate to future events or the Company’s future financial performance.  The Company has attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about the Company’s market opportunity, its growth strategy, competition, expected activities, and the adequacy of its available cash resources.  These statements may be found in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Risk Factors” and “Legal Proceedings.”  Although the Company believes that, in making any such statement, its expectations are based on reasonable assumptions, readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including economic, regulatory, competitive and other factors that may cause the Company or its industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions as described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Given these uncertainties, undue reliance should not be placed on such forward-looking statements.  Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Overview

The Company designs, engineers and produces sophisticated electronic and electromechanical systems and devices, and complex interconnect systems on a contract basis for its customers.  Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania, Texas and Wisconsin.

The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, government systems, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues are impacted primarily by the volume of shipments in the particular period.

The Company provides information about its end markets to demonstrate the diversity of its customer base, which the Company believes helps to reduce potential volatility in its revenue stream. However, the Company does not target customers in individual markets, but rather targets companies whose manufacturing requirements matched the services and capabilities the Company provides. Within all end markets, gross profit margins vary widely by customer and by contract.

The most significant factors influencing profitability in a particular period are: the mix of contracts with deliveries in that period and the volume of sales in relation to the Company’s fixed costs during that period. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of the individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing these particular product(s); (iii) the stability of the design of the product(s); and (iv) the accuracy of the Company’s original cost estimates as reflected in the sale price for the product(s).

The Company has a centralized sales organization. Though the selling and marketing personnel have a customer and prospective customer focus, they are not limited to exclusively developing a specific end market.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code.  On March 5, 2009, the Eclipse bankruptcy was converted to Chapter 7 liquidation.

The Eclipse bankruptcy negatively impacted the Company’s financial results for the fiscal year ended June 28, 2009, as described in more detail throughout the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Notes 4 and 5 to the Consolidated Financial Statements filed with this report. The end market for sales to Eclipse was commercial aerospace.

Results of Operations – Fiscal 2009 – 2008 – 2007

Backlog
(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 28,	June 29,	July 1,
	2009 vs. 2008	2009	2008	2007

Defense	$(10,010)	$108,400	$118,410	$78,108
Natural resources	(3,589)	14,469	18,058	28,167
Industrial	(9,929)	10,844	20,773	17,438
Medical	9,057	20,552	11,495	10,713
Government systems	(1,944)	1,799	3,743	14,266
Commercial aerospace	(40,665)	6,562	47,227	56,126
Other	3,795	5,382	1,587	1,391

Total backlog	$(53,285)	$168,008	$221,293	$206,209

The backlog at June 28, 2009 included $20.4 million from the newly acquired Pensar operation. Absent the Pensar acquisition, the backlog from June 29, 2008 to June 28, 2009 decreased by $73.7 million. The $40.7 million reduction in commercial aerospace is primarily related to the Eclipse bankruptcy discussed in more detail in Notes 4 and 5 to the Consolidated Financial Statements. The remaining decline in backlog results from reduced orders in several market sectors due to the economic downturn. The increase in medical backlog resulted from the addition of $10.7 million of backlog from the Pensar acquisition.

The $15.1 million increase in backlog from July 1, 2007 to June 29, 2008 primarily resulted from the $40.3 million increase in backlog for the defense market, offset by a $10.1 million decrease in backlog in the natural resources market and an $8.9 million decrease in backlog in the commercial aerospace market. The increase in defense was driven by several large contracts related to producing cable and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Natural resources backlog declined as a large contract that was booked in fiscal year 2007 shipped in fiscal year 2008. The decrease in commercial aerospace related to a long-term contract that was booked prior to 2007, which shipped $8.0 million in fiscal year 2008.

Approximately $22.9 million of the backlog at fiscal 2009 year-end is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $48.4 million at fiscal year-end 2008. The decrease is due to the removal of Eclipse orders from the fiscal 2009 backlog.

Net Sales
(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 28,	June 29,	July 1,
	2009 vs. 2008	2009	2008	2007

Defense	$ 19,055	$126,294	$107,239	$87,313
Natural resources	(15,125)	50,250	65,375	57,314
Industrial	(1,280)	49,574	50,854	36,805
Medical	4,783	24,762	19,979	7,613
Government systems	(6,462)	4,103	10,565	21,629
Commercial aerospace	(11,627)	9,402	21,029	18,237
Other	4,539	8,983	4,444	6,292

Total net sales	$ (6,117)	$273,368	$279,485	$235,203

The Pensar acquisition, described in Note 2 to the Consolidated Financial Statements, contributed $25.9 million of net sales to the 2009 fiscal year.

The overall decrease in net sales between fiscal years 2009 and 2008 was primarily due to the economic downturn.  The $19.1 million increase in defense sales in fiscal year 2009 related to several contracts to produce cable and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Sales to customers in the natural resources market were negatively impacted by the overall economic downturn and lower commodity prices in the mining and oil and gas industries. This downturn was partially offset by $9.7 million of natural resources sales from the Pensar acquisition, in the wind-power generation sector. The increase in medical sales was driven by $8.7 million of sales from the Pensar acquisition. Government systems sales were down as the Company completed a large multi-year contract for baggage scanning equipment in December 2008.  Commercial aerospace sales decreased due to the bankruptcy of Eclipse described in Notes 4 and 5 to the Consolidated Financial Statements. The increase in other markets was primarily due to $5.0 million of sales from the Pensar acquisition.

The increase in sales between fiscal years 2008 and 2007 was the result of strength in several markets. The increase in defense sales in fiscal year 2008 relates to several multi-year contracts to produce cable and electronic assemblies for a variety of defense applications including military aircraft, missile systems, radar systems and shipboard programs. The increase in natural resources reflected the strong demand for products in the mining industry. The increase in the industrial markets was a result of strong demand and expanded capabilities for the production of heavy mechanical assemblies.

Sales to the Company’s 10 largest customers represented 64.4% of total revenue in fiscal 2009, versus 69.6% in fiscal 2008 and 69.9% in fiscal 2007.  The Company’s top three customers and their relative contribution to fiscal year 2009 sales were Owens-Illinois Group Inc., 14.2%; Raytheon Company, 8.8%; and Schlumberger Ltd., 8.5%. The Company’s top three customers for fiscal year 2008 were Owens-Illinois Group, Inc., 14.2%; Schlumberger Ltd., 11.2%; and Modular Mining Systems, Inc., 9.4%.  The Company’s top three customers for fiscal year 2007 were Schlumberger Ltd., 12.9%; Northrop Grumman Systems Corp., 9.7%; and Modular Mining Systems, Inc., 9.6%.

Cost of Sales and Gross Profit

(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal		June 28,	June 29,	July 1,
	2009 vs. 2008		2009	2008	2007

Cost of sales	$(1,915)		$222,583	$224,498	$189,408
Percent of net sales	110	basis pts.	81.4%	80.3%	80.5%
Gross profit	$(4,202)		50,785	54,987	45,795
Gross profit margin	(110	) basis pts.	18.6%	19.7%	19.5%

Gross profit margins vary significantly by contract. The most significant factors influencing profitability in a particular period are: the mix of contracts and orders with deliveries in that period; and, the volume of sales in relation to the Company’s fixed costs during the period. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing the particular product(s); (iii) the stability of the design of the product(s); and (iv) the accuracy of the Company’s original cost estimates.

Cost of sales for the fiscal year ended June 28, 2009 decreased $1.9 million, compared with the prior fiscal year, driven by the fiscal year 2009 sales decline of $6.1 million. Gross profit for fiscal year 2009 was down $4.2 million and gross profit margin was down 110 basis points versus the prior fiscal year. The decline in gross profit margin from 19.7% in fiscal year 2008 to 18.6% in fiscal year 2009 was primarily driven by the write-down of inventory related to the Eclipse program described in Note 5 to the Consolidated Financial Statements and the acquisition of Pensar. In addition, gross profit margin was negatively impacted by a percentage drop in sales that exceeded the percentage drop in indirect manufacturing expenses.

The write-down of the Eclipse related inventory increased cost of sales and reduced gross profit by $4.2 million. This write-down reduced the reported gross profit margin by 150 basis points.

The acquisition of Pensar added cost of sales of $23.6 million and gross profit of $2.3 million in the fiscal year ended June 28, 2009. The Pensar operation generated gross profit margin of 8.8% in the fiscal year ended June 28, 2009. The Pensar gross profit margin was negatively impacted by the step up of work in process and finished goods inventory as part of the allocation of the acquisition purchase price, which added $218,000 to cost of sales recorded by the Pensar operation.  Excluding the Pensar operation, the gross profit margin would have been 19.6% for the twelve months ended June 28, 2009, a decrease of 10 basis points compared with the same period in fiscal 2008.

Absent the Eclipse write-off and the impact of the Pensar acquisition, the gross profit margin would have been 21.3% for the fiscal year ended June 28, 2009, which is 160 basis points higher than the fiscal year ended June 29, 2008.

During the fiscal years ended June 29, 2008 and July 1, 2007, the Company’s gross margins were negatively impacted by higher than anticipated labor and material costs on certain early-stage long-term contracts that were not fully recoverable from the Company’s customers, and start-up expenses on a significant new contract for the assembly of heavy mechanical products in the industrial market. In addition, in the fiscal years ended June 29, 2008 and July 1, 2007, the Company recorded costs of $248,000 and $738,000, respectively, to account for the actual and anticipated loss on current and future shipments on one particular defense program for which the Company experienced significant design changes.

Selling and Administrative Expense

(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal		June 28,	June 29,	July 1,
	2009 vs. 2008		2009	2008	2007

Selling and administrative expense	$3,253		$32,810	$29,557	$26,269
Percent of net sales	140	basis pts.	12.0%	10.6%	11.2%

In fiscal year 2009, the major factors increasing selling and administrative expense, as compared with fiscal 2008, were: the write off of the Eclipse accounts receivable ($3.7 million); the acquisition of Pensar ($2.1 million); and higher salaries and wages due to head count and wage inflation ($1.4 million). Partially offsetting these increases were: lower incentive compensation expense ($3.1 million); lower commissions ($575,000); and, reduced personnel recruiting and relocation expenses ($259,000).

 Selling and administrative expense in fiscal 2008 increased from the prior year due to higher salaries and wages of $700,000 caused by increased head count and wage inflation; higher incentive compensation expense of $1.4 million; higher medical expenses of $240,000; and increased personnel recruiting and relocation expense of $266,000.

Interest Expense

(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 28,	June 29,	July 1,
	2009 vs. 2008	2009	2008	2007

Interest expense	$(165)	$1,294	$1,459	$2,241

Interest expense decreased in fiscal year 2009 from the prior year due to lower average interest rates. The debt level increased in the fiscal year period ended June 28, 2009 as a result of borrowings to finance the Pensar acquisition.

 Interest expense decreased in fiscal year 2008 from the prior year due to lower average debt levels.

Income Tax Expense

(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 28,	June 29,	July 1,
	2009 vs. 2008	2009	2008	2007

Income tax expense	$(2,682)	$6,329	$9,011	$6,656

The effective income tax rate for fiscal 2009 was 40%, compared with 38% and 37% in fiscal years 2008 and 2007, respectively.

Net Earnings and Earnings Per Share

(amounts in thousands, except per-share data)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Net earnings	$10,338	$14,827	$11,343
Basic net earnings per share	$0.67	$0.98	$0.75

Diluted net earnings per share	$0.64	$0.92	$0.71

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Average common shares outstanding -- basic	15,498	15,198	15,143
Dilutive options and nonvested shares	546	940	904

Adjusted average common shares outstanding -- diluted	16,044	16,138	16,047

All outstanding stock options and nonvested shares at June 28, 2009, June 29, 2008 and July 1, 2007 were dilutive. The stock options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest over the next fiscal year.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Net cash provided by operating activities	$29,620	$18,047	$11,951
Net cash (used) provided by investing activities	(56,500)	(5,185)	3,592
Net cash provided (used) by financing activities	29,531	(11,608)	(16,098)

Net increase (decrease) in cash and cash equivalents	2,651	1,254	(555)

The Company’s operations generated $29.6 million of cash in fiscal 2009, compared with $18.0 million in fiscal 2008. The Pensar acquisition generated positive operating cash flow of $2.0 million for fiscal year 2009. The primary driver of the increased operating cash flow was a $42.5 million reduction in disbursements for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume in fiscal year 2009, exclusive of the Pensar acquisition, and a reduction of purchases of long lead time materials. This increase in net cash provided by operations was partially offset by a reduction of cash receipts from trade receivables of $25.0 million and a reduction of cash received from cash advances from customers of $5.2 million in fiscal year 2009, compared with fiscal year 2008. In addition, the cash used for payroll-related expenditures increased by $5.6 million in fiscal year 2009, compared with fiscal year 2008. Income tax payments made during fiscal year 2009 were $4.6 million lower than in fiscal 2008.

The Company’s investing activities used $56.5 million in fiscal year 2009, compared with $5.2 million used in fiscal year 2008. The primary driver was the $45.1 million used to acquire Pensar (see Note 1 to the Consolidated Financial Statements). In addition, capital expenditures used $10.8 million, including the Company’s $2.5 million purchase of the Tulsa manufacturing facility, which had been leased in prior years.  Also the Company purchased $4.2 million of surface mount technology equipment to expand its capabilities in Tulsa and Pittsburgh.

The $41.1 million increase in cash provided by financing activities is primarily due to the $35.0 million of senior term debt to finance the Pensar acquisition.

The Company’s operations generated $18.0 million of cash in fiscal year 2008, compared with $11.9 million in fiscal year 2007. The primary driver of the $6.1 million increase was the cash collected from customers, which was $46.8 million higher in fiscal year 2008, compared with fiscal year 2007. This was the result of increased sales levels, partially offset by a $37.9 million increase in cash disbursements primarily for purchase of raw materials and other production costs to support the higher sales levels. Cash paid for compensation costs was $4.1 million higher in fiscal year 2008 due to higher headcount. Cash used for incentive compensation payments was $2.2 million higher in fiscal year 2008. In addition, cash advances received from customers was $2.5 million higher in fiscal year 2008, compared with fiscal year 2007.

Net cash flows from investing activities was a use of cash of $5.2 million in fiscal year 2008, compared with a source of cash of $3.6 million in fiscal year 2007. The positive cash flow in fiscal year 2007 was driven by $9.6 million of cash received from the sale of a building. (See Note 10 to the Consolidated Financial Statements for a more detailed discussion.) This was offset by $6.2 million of purchases of capital equipment and software. The capital purchases in fiscal year 2008 were $5.3 million

Cash flow used in financing activities in fiscal year 2008 of $11.6 million and of $16.1 million in fiscal year 2007 reflects repayments of both short- and long-term debt.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 28, 2009, there were no outstanding loans under the revolving credit facility.  As of June 28, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 28, 2011.

•

An aggregate $45.0 million term loan, with principal payments beginning in September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010, and increasing to $2.7 million in September 2011.  The balance is due on December 28, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal year ended June 28, 2009, the average rate was approximately 3.9%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal year ended June 28, 2009. The write-off of certain assets related to Eclipse during the fiscal year ended June 28, 2009 did not impact the Company’s debt covenant compliance.

To mitigate the risk, associated with interest rate volatility, during the period ended June 28, 2009, the Company entered into an interest rate swap agreement with a bank.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculating purposes.

Under the agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 28, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the fiscal year ended June 28, 2009 was de-minimus.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $238,000 at June 28, 2009 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows for the periods presented:
(in thousands)

Fiscal Year

2010	$6,162
2011	12,069
2012	27,257
2013	---
2014	---

Total	$45,488

The following table shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt

  (in thousands)

	Fiscal Year Ended

	June 28,	June 29,
	2009	2008

Stockholders’ equity	$103,151	$91,469
Total Debt	45,488	15,629

Management believes the availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

The following table shows LaBarge’s contractual obligations as of June 28, 2009:

(in thousands)

Payment Due by Period

Contractual Obligations		Less than				More than
	Total	1 year	1 – 3 years	3 – 5 years		5 years

Long-term debt	$45,250	$6,000	$39,250
Capital lease obligations	238	162	76	$	---	$ ---
Operating lease obligations	8,186	2,658	2,727		1,135	1,666

Total	$53,674	$8,820	$42,053		$1,135	$1,666

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included with this Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  The percentage of total revenue recognized from contracts within the scope of SOP 81-1 is generally 40-60% of total revenue in any given quarter.   These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

 The Company also sells products under purchase agreements, supply contracts and purchase orders that are not within the scope of SOP 81-1. The Company provides goods from continuing production over a period of time.  The Company builds units to the customer specifications and based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.

Therefore, revenue for contracts within the scope of SOP 81-1 and for those not within the scope of SOP 81-1 is recognized when title transfers, which is usually upon shipment or completion of the service.

However, the cost of sales recognized under both contract types is determined differently.   The percentage-of-completion method for contracts that are within the scope of SOP 81-1 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period times the estimated contract gross profit margin. Thus, if no changes to estimates were made the procedure results in every dollar of earned revenue having the same cost of earned revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for under SOP 81-1.

The Company periodically reviews all estimates to complete as required by SOP 81-1 and the estimated total cost and expected gross profit are revised as required over the life of the contract.  The revision to the estimated total cost is accounted for as a change of an estimate.  A cumulative catch up adjustment is recorded in the period of the change in the estimated costs to complete the contract.  Therefore, cost of sales and gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) an entry to record the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.  Cumulative adjustments are reported as a component of cost of sales.

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

In summary, the cumulative gross profit margin recognized through the end of the current period on a contract will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period.  The current period gross profit will equal current period sales multiplied by the expected gross profit margin (on a percentage basis) on the contract plus or minus any net effect of cumulative adjustments to prior period sales under the contract.

In addition, when there is an anticipated loss on a contract, a provision for the entire loss is recorded in the period when the anticipated loss is determined.  The loss is reported as a component of cost of sales.  Therefore, the cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.  The current period gross profit on a contract with a loss reserve will equal current period sales at a 0% gross profit margin plus or minus any net effect of cumulative adjustments to the loss reserve based on any changes to the estimated total loss on the contract.

This method of recording costs for contracts under SOP 81-1 is equivalent to Alternative A as described in paragraph 80 of SOP 81-1.

The contracts that are not subject to SOP 81-1 are not subject to estimated costs of completion.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The contract costs do not include any selling and administrative expenses. The Company generally performs the work under fixed price arrangements so the profit may be influenced by the accuracy of the estimates used at the time a particular job is bid, as reflected in the sales price for the product, including: material costs, inflation, labor costs (both hours and rates), complexity of the work, and asset utilization.

During fiscal year 2007, the Company entered into an agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. For the fiscal year ended June 28, 2009, the Company’s net sales recognized under this contract were $13.0 million related to the manufactured assemblies, and $493,000 related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of June 28, 2009, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $762,000.  The Company recognizes revenue for storage and other related services as the services are provided.

Inventories

Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under SOP 81-1, are carried at the lower of cost or market value.

Inventoried costs relating to contracts accounted for under SOP 81-1 are stated at the actual production cost, including overhead, tooling and other related non-recurring costs, incurred to date, reduced by the amounts identified with revenue recognized on units delivered. Selling and administrative expenses are not included in inventory costs.  Inventoried costs related to these contracts are reduced, as appropriate, by charging any amounts in excess of estimated realizable value to cost of sales.  The costs attributed to units delivered under these contracts are based on the estimated average cost of all units expected to be produced. This average cost utilizes, as appropriate, the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition.  In accordance with industry practice, inventories include amounts relating to long-term contracts that will not be realized in one year.  Since the inventory balance is dependent on the estimated cost at completion of a contract, inventory is impacted by all of the factors described in the Revenue Recognition and Cost of Sales section above.  Inventoried costs related to those contracts not covered by SOP 81-1 are carried at the lower of cost or market.

In addition, management regularly reviews all inventory for obsolescence to determine whether any additional write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  For the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, expense for obsolete or slow-moving inventory, excluding the charges related to Eclipse as described in Note 5 to the accompanying Consolidated Financial Statements charged to income before income taxes was $1.5 million, $1.9 million and $1.3 million, respectively.

 Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Potential impairment of goodwill is assessed by comparing the carrying value of the reporting unit to its estimated fair value, which is measured using both a discounted cash flow analysis and a comparison of markets multiples for peer companies. If the carrying value of the reporting unit exceeds its fair value, an impairment loss may be required to be recorded. In addition to the annual impairment evaluation, the Company evaluates whether any triggering events have occurred such as a significant decrease in expected cash flows or changes in market or other business conditions that may indicate a potential impairment of goodwill or other intangible assets. Also, the Company monitors its market capitalization as compared with the carrying value of the Company. During the fourth fiscal quarter ended June 28, 2009, the Company performed its annual impairment testing of goodwill and concluded that no impairment charges were required.

The Company estimates the fair value of its reporting units based on a combination of a market approach and an income approach. The market approach is based on market data for a group of guideline companies. The income approach is based on a discounted cash flow analysis. The discount rate used in this analysis is determined by management based on a weighted average cost of capital, which considers the risk inherent in the business. The estimate of cash flows and the discount rate are subject to change depending on the economic environment, including factors such as interest rates, expected returns in the equity markets, and business prospects for the end-markets served by the Company. The Company believes the market date used in the market approach and the estimated future cash flows and discount rate used in the income approach are reasonable; however, changes in estimates could materially affect the Company’s estimates of the fair value of the reporting units and therefore, the results of the Company’s impairment analysis.

Recently Adopted Accounting Standards

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. In accordance with SFAS No. 159, an entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company adopted the provisions of SFAS No. 159 on June 30, 2008, which did not have a material impact on its consolidated financial statements.

In March 2008, the FASB Issued SFAS No. 161, “Disclosures about Derivative Instruments and hedging Activities, an amendment of FASB Statement No. 133,” which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS no. 133. SFAS No. 161 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its consolidated financial statements. The Company performed an evaluation of subsequent events through August 28, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of SFAS No. 157 on June 30, 2008 for financial assets and liabilities which did not have a material impact on its Consolidated Financial Statements. As permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the Company’s fiscal year ended June 27, 2010. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which provides guidance on the accounting and reporting for business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS No. 141R effective June 30, 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS NO. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the literature and is effective for the Company’s interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

No information has been included hereunder because the Company’s foreign sales in each of fiscal years 2009, 2008 and 2007 were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will continue to monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk

As of June 28, 2009, the Company had $45.5 million in total debt.  Of the total debt, $35.0 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $488,000 is subject to a fixed rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $10.0 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $93,000 for one year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Index to Consolidated Financial Statements” contained on page 35 filed herewith.

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

Based on such review and evaluation, the Company’s Chief Executive Officer and President and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

During fiscal year 2009, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.
For Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, please refer to pages 37 and 38 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 will be included in the Company’s 2009 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of the 2009 proxy materials are herein incorporated by reference:  “Proposal 1: Election of Directors” (note that information regarding executive officers is included in this section); information disclosing the Audit Committee financial expert under the “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a long-standing Policy on Business Conduct and Ethics applicable to all employees and directors (including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller), which is available in the investor relations section of the Company’s Web site at www.labarge.com. The Company intends to satisfy the disclosure requirement under Item 10 of Current Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the quarterly report on Form 10-Q for the fiscal quarter ended March 29, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s 2009 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under “Proposal 1: “Election of Directors,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 will be included in the Company’s 2009 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Voting Securities and Ownership Thereof By Management and Certain Beneficial Owners” and is herein incorporated by reference.

The following table contains certain information as of June 28, 2009 with respect to options granted and outstanding under the Company’s three stock option plans, weighted average exercise prices of outstanding options, warrants and rights and the number of securities remaining available for future issuance under these plans:

Number of Securities
	Number of		Remaining Available for Future
	Securities to be Issued Upon	Weighted Average	Issuance Under
	Exercise of Outstanding	Exercise Price	Equity Compensation Plans
	Options, Warrants	of Outstanding Options,	(excluding securities
Plan Category	and Rights (a)	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders	584,539	$4.97	10,962

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of June 28, 2009 with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan:

Number of Securities
Remaining Available for Future
Issuance Under
	Number of Securities		Equity Compensation Plans
	to be Issued Based on	Weighted Average Price	(excluding securities
Plan Category	Outstanding Grants (a)	of Securities Issued	reflected in column (a))

Equity compensation plans approved by security holders	---	---	570,464

Equity compensation plans not approved by security holders	---	---	---

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 will be included in the Company’s 2009 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Certain Relationships and Related Transactions” and “Proposal 1: Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Certain information required by this Item 14 will be included in the Company’s 2009 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this Annual Report on Form 10-K: (1) Financial Statements and (2) Schedules noted in the “Index to Consolidated Financial Statements” on page 35 and (3) Exhibits noted under “Exhibits.”

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

2.2

Asset Purchase Agreement dated as of December 22, 2008 by and between Pensar Electronic Solutions, LLC, all Members of Pensar Electronic Solutions, LLC and LaBarge Acquisition Company, Inc., previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 2008, and incorporated herein by reference.

3.1(a)

Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended October 1, 1995 and incorporated herein by reference.

3.1(b)

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

10.1

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(a)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

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

10.2(c)

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

10.2(d)

Third Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 15, 2006 and incorporated herein by reference.

10.2(e)

Fourth Amendment to the Loan Agreement dated December 1, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Form 10-Q (File No. 001-05761) on February 7, 2007 and incorporated herein by reference.

10.2(f)

Fifth Amendment to the Loan Agreement dated October 3, 2008, by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association, Wells Fargo Bank, National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent for the lenders, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended September 28, 2008 and incorporated herein by reference.

10.2(g)

Loan Agreement dated as of December 22, 2008 by and among the Company, LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as lenders, and U.S. Bank National Association, as agent, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 2008 and incorporated herein by reference.

10.2(h)

First Amendment dated January 30, 2009 to the Loan Agreement dated December 22, 2008, by and among the Company, LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as lenders, and U.S. Bank National Association, as agent, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended March 29, 2009 and incorporated herein by reference.

10.3(a)*

First Amendment and Restatement to the LaBarge Employees Savings Plan executed on May 3, 1990 and First Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on June 5, 1990, previously filed as Exhibits (i) and (ii), respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K (File No. 001-05761) for the year ended December 31, 1990 and incorporated herein by reference.

10.3(b)*

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

10.3(f)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998, previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3(g) *

Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999, previously filed with the Securities and Exchange Commission with the Company’ Annual Report on Form 10-K (File No. 001-05761) on September 27, 1999 and incorporated herein by reference.

10.4(a)*

LaBarge, Inc. 1993 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.4(b)*

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.5*

Management Retirement Savings Plan of LaBarge, Inc., previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.6*

LaBarge, Inc. 1995 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.7(a)*

LaBarge, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on September 21, 1998, and incorporated herein by reference.

10.7(b)*

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) on May 12, 1999 and incorporated here in by reference.

10.8*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan.  Previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

10.9*

Form of Executive Severance Agreement, previously filed with Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 22, 2005, and incorporated herein by reference.

10.10*	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company’s Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
10.11

Form of Competitive Practices Agreement, previously filed with the Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) filed February 22, 2005 and incorporated herein by reference.

21**	Subsidiaries of the Company.
23**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (see signature page).
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
**	Document filed herewith.

LABARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management’s Report on Internal Control over Financial Reporting	36

Report of Independent Registered Public Accounting Firm	37-38

Consolidated Statements of Income
Years Ended June 28, 2009, June 29, 2008 and July 1, 2007	39

Consolidated Balance Sheets
As of June 28, 2009 and June 29, 2008	40

Consolidated Statements of Cash Flows
Years Ended June 28, 2009, June 29, 2008 and July 1, 2007	41

Consolidated Statements of Stockholders’ Equity
Years Ended June 28, 2009, June 29, 2008 and July 1, 2007	42

Notes to Consolidated Financial Statements	43-66

All other schedules have been omitted as they are not applicable, not significant, or the required information is provided in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting as of June 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, management has concluded that, as of June 28, 2009, the Company’s internal control over financial reporting is effective based on its evaluation.

On December 22, 2008, the Company completed the acquisition of Pensar Electronic Solutions, LLC (“Pensar”). As permitted by guidance of the Securities and Exchange Commission, management excluded Pensar from the scope of its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2009. Total assets related to Pensar as of June 28, 2009 were $48.9 million, and revenues for the six-month period subsequent to the acquisition (December 22, 2008 – June 28, 2009) were $25.9 million.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ CRAIG E. LaBARGE

Craig E. LaBarge
Chief Executive Officer, President and Director

/s/ DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LaBarge, Inc.:

We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries (the Company) as of June 28, 2009 and June 29, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended June 28, 2009. We also have audited the Company’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 28, 2009 and June 29, 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Pensar Electronic Solutions, LLC(Pensar) during the fiscal year ended June 28, 2009, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 28, 2009 Pensar’s internal control over financial reporting associated with total assets of $48.9 million and total revenues of $25.9 million included in the consolidated financial statements of the Company as of and for the fiscal year ended June 28, 2009.   Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Pensar.

/s/ KPMG LLP

St. Louis, Missouri
August 28, 2009

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per-share amounts)

	Fiscal Year Ended

	June 28, 2009	June 29, 2008	July 1, 2007

Net sales	$273,368	$279,485	$235,203

Cost and expenses:
Cost of sales	222,583	224,498	189,408
Selling and administrative expense	32,810	29,557	26,269
Interest expense	1,294	1,459	2,241
Other expense (income), net	14	133	(714)

Earnings before income taxes	16,667	23,838	17,999
Income tax expense	6,329	9,011	6,656

Net earnings	$10,338	$14,827	$11,343

Basic net earnings per common share	$0.67	$0.98	$0.75

Average basic common shares outstanding	15,498	15,198	15,143

Diluted net earnings per common share	$0.64	$0.92	$0.71

Average diluted common shares outstanding	16,044	16,138	16,047

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share amounts)

	June 28, 2009	June 29, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,297	$1,646
Accounts and other receivables, net	37,573	40,778
Inventories	54,686	66,927
Prepaid expenses	1,090	1,245
Deferred tax assets, net	3,055	1,960

Total current assets	100,701	112,556

Property, plant and equipment, net	30,624	17,248
Intangible assets, net	11,255	1,548
Goodwill, net	43,457	24,292
Other assets, net	4,798	4,828

Total assets	$190,835	$160,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$ ---	$10,500
Current maturities of long-term debt	6,162	4,682
Trade accounts payable	18,354	22,684
Accrued employee compensation	10,957	13,494
Other accrued liabilities	2,483	2,552
Cash advances from customers	6,738	11,897

Total current liabilities	44,694	65,809

Long-term advances from customers for purchase of materials	47	622
Deferred tax liabilities, net	1,885	---
Deferred gain on sale of real estate and other liabilities	1,732	2,125
Long-term debt	39,326	447

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at June 28, 2009 and 15,773,253 at June 29, 2008, including shares in treasury	160	158
Additional paid-in capital	14,700	16,547
Retained earnings	88,939	78,601
Accumulated other comprehensive loss	(141)	---
Less cost of common stock in treasury; 56,765 at June 28, 2009 and 419,503 at June 29, 2008	(507)	(3,837)

Total stockholders’ equity	103,151	91,469

Total liabilities and stockholders’ equity	$190,835	$160,472

See accompanying notes to consolidated financial statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Fiscal Year Ended

	June 28, 2009		June 29, 2008	July 1, 2007

Cash flows from operating activities:
Net earnings		$10,338	$14,827	$11,343
Adjustments to reconcile net cash provided by operating activities, net of effects of acquisition:
Depreciation and amortization		6,930	5,290	5,030
Gain on sale of real estate		---	---	(635)
Amortization of deferred gain on sale of real estate		(481)	(481)	(133)
Loss on disposal of property, plant and equipment		108	45	---
Stock-based compensation		1,128	1,445	1,076
Other than temporary impairment of investments		26	59	179
Deferred taxes		790	361	(1,161)
Changes in operating assets and liabilities:
Accounts and notes receivable, net		10,480	(10,574)	(465)
Inventories		18,589	(7,210)	(5,898)
Prepaid expenses		259	1,088	(590)
Trade accounts payable		(9,794)	3,531	2,749
Accrued liabilities		(3,018)	2,350	3,408
Advance payments from customers		(5,735)	7,316	(2,952)

Net cash provided by operating activities		29,620	18,047	11,951

Cash flows from investing activities:
Acquisition, net of cash acquired		(45,074)	---	---
Additions to property, plant and equipment		(10,799)	(4,840)	(5,220)
Proceeds from disposal of property and equipment and other assets		25	130	25
Additions to other assets and intangibles		(652)	(480)	(1,069)
Proceeds from sale of real estate		---	---	9,550
Proceeds from surrender of insurance policy		---	---	306
Other investing activities		---	5	---

Net cash (used) provided by investing activities		(56,500)	(5,185)	3,592

Cash flows from financing activities:
Borrowings on revolving credit facility		50,050	91,278	69,575
Payments of revolving credit facility		(60,550)	(95,603)	(74,225)
Excess tax benefits from stock option exercises		3,083	213	405
Remittance of minimum taxes withheld as part of a net share
settlement of stock option exercises		(1,689)	---	---
Borrowings of long-term debt		42,014	---	258
Repayments of long-term debt		(1,654)	(6,302)	(11,020)
Transaction costs related to bank financing		(274)	---	---
Issuance of treasury stock		2,055	781	1,121
Purchase of treasury stock		(3,504)	(1,975)	(2,212)

Net cash provided (used) by financing activities		29,531	(11,608)	(16,098)

Net increase (decrease) in cash and cash equivalents		2,651	1,254	(555)
Cash and cash equivalents at beginning of fiscal year		1,646	392	947

Cash and cash equivalents at end of fiscal year		$4,297	$1,646	$392

Non-cash investing transactions:
Increase in capital lease obligations	$	---	$ ---	$8

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$158	$158	$158
Shares issued during year	2	---	---

Common stock, end of year	160	158	158

Paid-in capital, beginning of year	16,547	16,174	15,185
Stock compensation programs	(1,847)	373	989

Paid-in capital, end of year	14,700	16,547	16,174

Retained earnings, beginning of year	78,601	63,774	52,431
Net earnings for the year	10,338	14,827	11,343

Retained earnings, end of year	88,939	78,601	63,774

Accumulated other comprehensive loss, beginning of year	---	---	---
Other comprehensive loss for the year	(141)	---	---

Accumulated other comprehensive loss, end of year	(141)	---	---

Treasury stock, beginning of year	(3,837)	(3,696)	(2,940)
Acquisition of treasury stock	(3,504)	(1,975)	(2,212)
Issuance of treasury stock	6,834	1,834	1,607
Forfeiture of nonvested shares	---	---	(151)

Treasury stock, end of year	(507)	(3,837)	(3,696)

Total stockholders’ equity	$103,151	$91,469	$76,410

COMPREHENSIVE INCOME
Net earnings	$10,338	$14,827	$11,343
Other comprehensive loss	(141)	---	---

Total comprehensive income	$10,197	$14,827	$11,343

COMMON SHARES
Common stock, beginning of year	15,773,253	15,773,253	15,773,253
Shares issued during year	185,586	---	---

Common stock, shares issued, end of year	15,958,839	15,773,253	15,773,253

TREASURY SHARES
Treasury stock, beginning of year	(419,503)	(506,704)	(606,262)
Acquisition of shares	(293,004)	(145,038)	(194,010)
Issuance of shares	655,742	232,239	293,568

Treasury stock, end of year	(56,765)	(419,503)	(506,704)

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LaBarge, Inc. and subsidiaries (the “Company”) manufactures and assists in the design and engineering of sophisticated electronic and electromechanical systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as high and low temperatures, severe shock and vibration. The Company’s customers do business in a variety of markets with significant revenues from customers in the defense, government systems, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues and profit levels are impacted, primarily, by the volume of sales in the particular period.

Principles of Consolidation

The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries.  Investments in less than 20%-owned companies are accounted for at cost.  All inter-company balances and transactions have been eliminated in consolidation.

Accounting Period

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2009, 2008 and 2007 consisted of 52 weeks.

All subsequent events have been evaluated for disclosure in the financial statements through August 28, 2009, the date of filing.

Segment Reporting Policy

The Company reports its operations as one segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).  The percentage of total revenue recognized from contracts within the scope of SOP 81-1 is generally 40-60% of total revenue in any given quarter.   These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

 The Company also sells products under purchase agreements, supply contracts and purchase orders that are not within the scope of SOP 81-1. The Company provides goods from continuing production over a period of time.  The Company builds units to the customer specifications and based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.

Therefore, revenue for contracts within the scope of SOP 81-1 and for those not within the scope of SOP 81-1 is recognized when title transfers, which is usually upon shipment or completion of the service.

However, the cost of sales recognized under both contract types is determined differently.   The percentage-of-completion method for contracts that are within the scope of SOP 81-1 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period times the estimated contract gross profit margin. Thus, if no changes to estimates were made the procedure results in every dollar of earned revenue having the same cost of earned revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for under SOP 81-1.

The Company periodically reviews all estimates to complete as required by SOP 81-1 and the estimated total cost and expected gross profit are revised as required over the life of the contract.  The revision to the estimated total cost is accounted for as a change of an estimate.  A cumulative catch up adjustment is recorded in the period of the change in the estimated costs to complete the contract.  Therefore, cost of sales and gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) an entry to record the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.  Cumulative adjustments are reported as a component of cost of sales.

In summary, the cumulative gross profit margin recognized through the end of the current period on a contract will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period.  The current period gross profit will equal current period sales multiplied by the expected gross profit margin (on a percentage basis) on the contract plus or minus any net effect of cumulative adjustments to prior period sales under the contract.

In addition, when there is an anticipated loss on a contract, a provision for the entire loss is recorded in the period when the anticipated loss is determined.  The loss is reported as a component of cost of sales.  Therefore, the cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.  The current period gross profit on a contract with a loss reserve will equal current period sales at a 0% gross profit margin plus or minus any net effect of cumulative adjustments to the loss reserve based on any changes to the estimated total loss on the contract.

This method of recording costs for contracts under SOP 81-1 is equivalent to Alternative A as described in paragraph 80 of SOP 81-1.

The contracts that are not subject to SOP 81-1 are not subject to estimated costs of completion.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The contract costs do not include any selling and administrative expenses.

During fiscal year 2007, the Company entered into an agreement with an industrial customer to manufacture and supply certain parts. Under the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. For the fiscal year ended June 28, 2009, the Company’s net sales recognized under this contract were $13.0 million related to the manufactured assemblies, and $493,000 related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of June 28, 2009, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $762,000.  The Company recognizes revenue for storage and other related services as the services are provided.

Accounts Receivable

Accounts receivable have been reduced by an allowance for amounts that management estimates are un-collectable.  This estimated allowance is based primarily on management’s evaluation of the financial condition of the Company’s customers.  The Company considers factors, which include but are not limited to: (i) the customer’s payment history, (ii) the customer’s current financial condition and (iii) any other relevant information about the collectibility of the receivable. The Company considers all information available to it in order to make an informed and reasoned judgment as to whether it is probable that an accounts receivable asset has been impaired as of a specific date. The Company’s policy on bad debt allowances for accounts receivable is to provide for any invoice not collected in 360 days, and to provide for additional amounts where, in the judgment of management, such an allowance is warranted based on the specific facts and circumstances.

Inventories

Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under SOP 81-1, are carried at the lower of cost or market value.

Inventoried costs relating to contracts accounted for under SOP 81-1 are stated at the actual production cost, including overhead, tooling and other related non-recurring costs, incurred to date, reduced by the amounts identified with revenue recognized on units delivered. Selling and administrative expenses are not included in inventory costs.  Inventoried costs related to these contracts are reduced, as appropriate, by charging any amounts in excess of estimated realizable value to cost of sales.  The costs attributed to units delivered under these contracts are based on the estimated average cost of all units expected to be produced. This average cost utilizes, as appropriate, the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition.  In accordance with industry practice, inventories include amounts relating to long-term contracts that will not be realized in one year.  Since the inventory balance is dependent on the estimated cost at completion of a contract, inventory is impacted by all of the factors described in the Revenue Recognition and Cost of Sales section above.

In addition, management regularly reviews all inventory for obsolescence to determine whether any write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, expense for obsolete or slow-moving inventory charged to income before income taxes was $1.5 million, $1.9 million and $1.3 million (excluding the impact of the charges related to Eclipse as described in Note 5 of the Consolidated Financial Statements), respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for the valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made.  Effective July 2, 2007, the Company adopted the recognition and disclosure provision of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 addresses the accounting for uncertain tax position that a Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Fair Value of Financial Instruments

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of June 28, 2009.

Additionally, the interest rate swap agreement, further described in Note 11 to the Consolidated Financial Statements, has been recorded by the Company based on the estimated fair value as of June 28, 2009.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and includes additions and improvements which extend the remaining useful lives of the assets.  Depreciation is computed on the straight-line method.

Cash Equivalents

 The Company considers cash equivalents to be temporary investments that are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of less than three months.

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

The Company also offers an employee stock purchase plan that allows eligible employees to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower. The Company recognizes an expense for the 15% discount.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statements of Financial Accounting Standard (“SFAS”) No. 123R (“SFAS No. 123R”),which requires that all stock-based compensation be recognized as expense, measured at the fair value of the award.  SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, the Company was notified that shares issued upon the exercise of incentive stock options (“ISOs”) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company.  Since the ISOs vested prior to adoption of the SFAS No. 123R, the entire tax benefit of $16,000 for fiscal year 2009, $213,000 for fiscal year 2008 and $95,000 for fiscal year 2007 was recorded as an increase to additional paid-in capital.

No stock options were issued in the years ended June 28, 2009, June 29, 2008 and July 1, 2007. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date.   These options expire in various periods through 2014.

The Company has a program to award performance units tied to financial performance to certain key executives. The awards have a three-year performance period and compensation expense is recognized over three years. No performance units were issuable for the fiscal year 2009, as the performance conditions were not met. Included in diluted shares at June 28, 2009 and June 29, 2008 and were 141,923 shares issuable for fiscal 2008 performance, as the performance condition had been met.  The Company issued 108,084 shares related to the fiscal year 2007 performance and recognized related compensation expense in fiscal years 2009, 2008 and 2007.

For the fiscal year ended June 28, 2009, total stock-based compensation was $1.1 million ($678,000 after-tax), equivalent to earnings per basic and diluted share of $0.04. For the fiscal year ended June 29, 2008, total stock-based compensation was $1.4 million ($891,000 after-tax) equivalent to earnings per basic and diluted share of $0.06. For the fiscal year ended July 1, 2007, total stock-based compensation was $1.2 million ($733,000 after-tax) equivalent to earnings per basic and diluted share of $0.05.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives.  Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  This testing requires comparison of the estimated fair values of the reporting units to the carrying values of the reporting units. When appropriate, the carrying value of impaired assets is reduced to fair value.  During the fourth quarter of 2009, the Company completed its annual impairment test and determined that the fair value of its reporting units are in excess of the carrying values, and that there was no impairment of goodwill. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Recently Adopted Accounting Standards

In September 2006, the FASB’s EITF reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 addresses the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company adopted EITF 06-4 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. In accordance with SFAS No. 159, an entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company adopted the provisions of SFAS No. 159 on June 30, 2008, which did not have a material impact on its consolidated financial statements.

In March 2008, the FASB Issued SFAS No. 161, “Disclosures about Derivative Instruments and hedging Activities, an amendment of FASB Statement No. 133,” which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under SFAS no. 133. SFAS No. 161 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its consolidated financial statements. The Company performed an evaluation of subsequent events through August 28, 2009, the date which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of SFAS No. 157 on June 30, 2008 for financial assets and liabilities which did not have a material impact on its Consolidated Financial Statements. As permitted under FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company will defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until the Company’s fiscal year ended June 27, 2010. The Company does not expect the adoption of SFAS No. 157 related to nonfinancial assets and liabilities to have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R”), which provides guidance on the accounting and reporting for business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company adopt SFAS No. 141R effective June 30, 2009 and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the literature and is effective for the Company’s interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

2.	ACQUISITION

On December 22, 2008, the Company acquired substantially all of the assets of Pensar Electronic Solutions, LLC (“Pensar”). The acquisition of Pensar, located in Appleton, Wisconsin, provided the Company with a presence in the Upper Midwest, and added significant new medical, natural resources and industrial accounts to the Company’s customer mix.

Pensar is a contract electronics manufacturer that designs, engineers and manufactures low-to-medium volume, high-mix, complex printed circuit board assemblies and higher-level electronic assemblies for customers in a variety of end markets. Pensar’s calendar 2008 revenues were $52.4 million. The company has long-term customer relationships with industry leaders in a variety of commercial markets, with the medical, natural resources and industrial sectors accounting for the largest contributions to revenues.

The purchase price for the net assets acquired was $45.4 million. In addition, the Company assumed working capital liabilities of approximately $5.8 million, primarily trade accounts payable, and incurred estimated transaction costs of $158,000.  Included in the current assets acquired was $302,000 of cash. The purchase agreement includes an earn-out provision based on Pensar attaining certain financial targets for the periods ending June 28, 2009 and June 27, 2010.  The financial targets for the period ending June 28, 2009 were not met and no additional consideration has been paid. If the financial targets are met for the 18 months ending June 27, 2010, the sellers would receive additional consideration of $2.2 million. The acquisition was financed with $35.0 million of senior debt, $7.9 million of borrowings under the Company’s short-term revolving credit facility and $2.5 million in cash.

The initial purchase price has been allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation as of June 28, 2009, was as follows:

(in thousands)

As of
June 28, 2009

Current assets	$14,029
Property and equipment	7,369
Intangible assets	10,620
Goodwill	19,165

Total assets acquired	$51,183

Current liabilities	5,807
Long-term liabilities	---

Total liabilities assumed	$5,807

Net assets acquired	$45,376

The Company believes that substantially all of the goodwill will be deductible for tax purposes. The preliminary estimates of intangible assets include $9.7 million for Pensar’s “customer list,” which is expected to be amortized over eight years, and $950,000 for “employee non-compete contracts” which is expected to be amortized over two years.  At June 28, 2009, the goodwill attributable to the Pensar acquisition was increased by $1.3 million as compared with the initial allocation as of December 28, 2008 primarily to reflect a reduction of the estimated value of the employee non-compete agreements, based on a revised estimate of the useful life of the agreements.

Sales attributable to Pensar were $25.9 million for the twelve months ended June 28, 2009. The impact on the Company’s net earnings for the fiscal year 2009 was a loss of $481,000 pretax ($289,000 after-tax), which had a ($0.02) impact on basic and diluted earnings per share.

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

Pro forma financial results:

(dollars in thousands, except per-share data)

	June 28,	June 29,
	2009	2008

Net sales	$298,479	$330,468

Basic net earning per common share	$0.71	$1.07

Diluted net earnings per common share	$0.68	$1.01

The pro forma consolidated results of operations for the fiscal year ended June 28, 2009 reduced the cost of sales for the acquired manufacturing profit of $218,000 that was capitalized as part of the inventory acquired, and subsequently recognized in the cost of sales in accordance with SFAS No. 141, “Business Combinations.”

3.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Sales	$274,304	$280,354	$236,414
Less sales discounts	936	869	1,211

Net sales	$273,368	$279,485	$235,203

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any of the fiscal years presented.

Customer Information

The Company’s top three customers and their relative contributions to sales for fiscal year ended June 28, 2009 were as follows:  Owens-Illinois Group Inc., $38.8 million (14.2%), Raytheon Company, $24.1 million (8.8%) and Schlumberger Ltd., $23.3 million (8.5%).  This compares with Owens-Illinois Group Inc., $39.8 million (14.2%), Schlumberger Ltd., $31.2 million (11.2%) and Modular Mining Systems, Inc., $26.2 million (9.4%), for fiscal year ended June 29, 2008 and Schlumberger Ltd., $30.3 million (12.9%), Northrop Grumman Systems Corp., $22.7 million (9.7%) and Modular Mining Systems, Inc., $22.6 million (9.6%), for fiscal year ended July 1, 2007.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	June 28,	June 29,
	2009	2008

Billed shipments	$35,269	$40,105
Less allowance for doubtful accounts	350	252

Trade receivables, net	34,919	39,853
Other current receivables	2,654	925

	$37,573	$40,778

Accounts receivable related to the Pensar acquisition were $8.0 million at June 28, 2009. Included in accounts receivable at June 28, 2009 was $791,000 of receivables due directly from the U.S. Government and $13.8 million due from customers related to contracts with the U.S. Government.  Included in accounts receivable at June 29, 2008 was $408,000 of receivables due directly from the U.S. Government and $13.6 million due from customers related to contracts with the U.S. Government.

At June 28, 2009, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $6.2 million (17.5%), $3.4 million (9.7%) and $2.6 million (7.3%). This compares with $10.3 million (25.7%), $3.4 million (8.5%) and $2.9 million (7.2%) at June 29, 2008.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company recorded additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to reserve for the receivables due to the Company from Eclipse. (The Company also took charges against inventory as described in more detail in Note 5.)  On March 5, 2009, the Eclipse bankruptcy case was converted to Chapter 7 liquidation.  During the quarter ended March 29, 2009, the Company wrote-off the entire trade receivables against the allowance for doubtful accounts. The Company does not expect any recovery from the bankruptcy estate.

Other current receivables for fiscal years ended June 28, 2009 and June 29, 2008, included an income tax receivable of $2.2 million and $778,000, respectively.

Allowance for Doubtful Accounts

This account represents amounts that may be uncollectible in future periods.

(in thousands)

		Additions/
	Balance	(Recoveries)		Balance
Fiscal	Beginning	Charged to	Less	End of
Year	of Period	Expense	Deductions	Period

2007	$174	$76	$36	$214
2008	214	72	34	252
2009	252	3,943	3,845	350

Excluding the Eclipse charge, total expense for the year was $262,000, which primarily relates to a reserve for a start-up company that has stopped making payments on its account.

5.	INVENTORIES

Inventories consist of the following:

(in thousands)

	June 28,	June 29,
	2009	2008

Raw materials	$38,902	$47,221
Work in progress	3,768	2,307
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	9,296	14,078
Finished goods	2,720	3,321

Total	$54,686	$66,927

Included in the inventory balance at June 28, 2009 is $5.0 million attributable to the Pensar acquisition.

For the fiscal year ended June 28, 2009 and June 29, 2008, expense for obsolescence charged to income before taxes was $5.7 million and $1.9 million, respectively. The expense for obsolescence in the fiscal year ended June 28, 2009 includes a $4.2 million charge related to the Eclipse bankruptcy described in Note 4.

As described in Note 4, Eclipse has filed for bankruptcy under Chapter 7. The Company had approximately $4.6 million of inventory related to the production of the Eclipse E500 aircraft that was written down to its market value during the quarter ended December 28, 2008. The Company analyzed the inventory to reasonably determine the lower of cost or market value in light of the significant uncertainty surrounding the Company’s future role in the production of the Eclipse E500 aircraft, if any. As a result of this analysis, the Company recorded additional cost of sales expense of $4.2 million to record inventory at the lower of cost or market value during the quarter ended December 28, 2008. The remaining inventory was valued at $422,000 which the Company was able to recover by June 28, 2009 by selling some items to brokers and returning some items to vendors. As of June 28, 2009 the carrying value of inventory related to Eclipse is zero.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	June 28,	June 29,
	2009	2008

Production costs of goods currently in process (1)	$9,115	$9,977
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	621	3,954
Unrecovered costs subject to future
negotiation	69	387
Reserve for contracts with estimated costs in
excess of contract revenues	(509)	(240)

Total inventoried costs
	$9,296	$14,078

    (1)   Selling and administrative expenses are not included in inventory costs.

Included in the “Excess of production costs of delivered units” at June 29, 2008 is $1.5 million related to the Eclipse contract.  This deferred cost was written off in the quarter ended December 28, 2008 as part of the $4.2 million charge described above. The remaining excess production costs have declined by $1.8 million as compared with June 29, 2008.  Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.  As of June 28, 2009, the Company has completed, or is nearing completion on, several such large multi-year contracts. There are fewer similar such contracts in the early stage of production as compared with June 29, 2008.

The inventoried costs relating to long-term contracts includes unrecovered costs of $69,000 and $387,000 at June 28, 2009 and June 29, 2008, respectively, which are subject to future determination through negotiation or other procedures not complete at June 28, 2009. In the opinion of management, these costs will be recovered by contract modification.

The Company records a loss reserve when the estimated costs of a contract exceed the net realizable value of such contract.  The Company currently has two contracts that generate the majority of the loss reserves.  Both contracts are fixed price contracts where the Company underestimated the materials cost and the inflation in commodity prices when the contracts were bid.  The Company has recorded a reserve equal to the amount that estimated costs would exceed the net realizable revenue over the contract. The increase in the reserve from June 29, 2008 is due to a new contract entered into in 2009, where a loss is anticipated.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

(in thousands)

			Estimated
	June 28,	June 29,	useful life
	2009	2008	in years

Land	$1,083	$68	---
Building and improvements	10,398	4,425	3 - 40
Leasehold improvements	3,694	4,150	2 - 15
Machinery and equipment	38,099	29,560	2 - 16
Furniture and fixtures	2,834	2,456	3 - 16
Computer equipment	3,454	3,172	3
Construction in progress	1,885	466	---

	61,447	44,297
Less accumulated depreciation	30,823	27,049

	$30,624	$17,248

The acquisition of Pensar added $7.2 million ($6.7 million net of accumulated depreciation) to Property Plant and Equipment at June 28, 2009. Other major expenditures included the purchase of the Tulsa facility for $2.5 million and the purchase of surface mount assembly lines to increase capabilities at the Pittsburgh and Tulsa facilities for $4.2 million.

Depreciation expense was $4.9 million, $4.2 million and $3.8 million for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.  $496,000 of depreciation expense in the fiscal year ended June 28, 2009 was attributable to the Pensar acquisition.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:

(in thousands)

	June 28,	June 29,
	2009	2008

Software	$5,133	$4,090
Less accumulated amortization	3,972	3,457

Net software	1,161	633

Customer lists	13,070	3,400
Less accumulated amortization	3,679	2,485

Net customer lists	9,391	915

Employee agreements	950	---
Less accumulated amortization	247	---

Net employee agreements	703	---

	$11,255	$1,548

Intangibles are amortized over periods ranging from two to eight years. Amortization expense was $2.0 million for the fiscal year ended June 28, 2009, $1.1 million for fiscal year ended June 29, 2008 and $1.2 million for the fiscal year ended July 1, 2007.

The Company anticipates that amortization expense will approximate $2.7 million for fiscal year 2010, $2.1 million for fiscal year 2011, $1.8 million for fiscal year 2012, $430,000 for fiscal year 2013 and $430,000 for fiscal year 2014.

At June 28, 2009, the Pensar operation had software of $204,000 ($167,000 net of amortization), customer list of $9.7 million ($9.0 million net of amortization), and to employee agreements of $950,000 ($703,000 net of amortization).

8.	GOODWILL

Goodwill is summarized as follows:

(in thousands)

	June 28,	June 29,
	2009	2008

Goodwill	$43,657	$24,492
Less accumulated amortization	200	200

Net goodwill	$43,457	$24,292

The increase in goodwill resulted from the acquisition of Pensar.

9.	OTHER ASSETS

Other assets are summarized as follows:

(in thousands)

	June 28,	June 29,
	2009	2008

Cash value of life insurance	$4,482	$4,612
Deposits, licenses and other, net	47	112
Securities held for sale	---	26
Deferred financing costs, net	233	42
Other	36	36

	$4,798	$4,828

The increase in deferred financing costs is the result of borrowing to finance the Pensar acquisition. The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees as described in Note 13 to the Consolidated Financial Statements.

10.	SALE-LEASEBACK TRANSACTION

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement with the property is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, was $635,000 pretax ($391,000 after-tax) and was recorded as a gain in other income in the fiscal year ended July 1, 2007. The remainder of the gain is being amortized over the six years of the lease as a reduction in rent expense. Of this amount, $481,000 was recognized in the fiscal year ended June 28, 2009, $481,000 in the fiscal year ended June 29, 2008 and $133,000 in the fiscal year ended July 1, 2007.

The obligations for future minimum lease payments as of June 29, 2008, and the amortization of the remaining deferred gain is:

(in thousands)

Fiscal Year	Minimum Lease Payments	Deferred Gain Amortization	Net Rental Expense

2010	$603	$(481)	$122
2011	603	(481)	122
2012	603	(481)	122
2013	435	(346)	89

11.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(amounts in thousands)

	June 28,	June 29,
	2009	2008

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$ ---	$10,500
Interest rate at year-end	4.00%	3.83%
Average amount of short-term borrowings
outstanding during period	$2,206	$14,764
Average interest rate for fiscal year	4.10%	5.79%
Maximum short-term borrowings at any month-end	$5,875	$19,025

Senior long-term debt:
Senior lender:
Term loan	$45,000	$4,500
Other	488	629

Total senior long-term debt	45,488	5,129
Less current maturities	6,162	4,682

Long-term debt, less current maturities	$39,326	$447

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total net cash payments for interest in fiscal years 2009, 2008 and 2007 were $897,000, $1.5 million and $2.1 million, respectively.

Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

A revolving credit facility, up to $30.0 million, available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 28, 2009, there were no outstanding loans under the revolving credit facility.  As of June 28, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 28, 2011.

•

An aggregate $45.0 million term loan, with principal payments beginning in September 2009, at a quarterly rate of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 28, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal year ended June 28, 2009, the average rate was approximately 3.9%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

Covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal year ended June 28, 2009. The write-off of certain assets related to Eclipse during the fiscal year ended June 28, 2009 did not impact the Company’s debt covenant compliance.

•

With the acquisition of Pensar and the term loan associated with the purchase, the Company’s exposure to variable interest rates has increased.  This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

Interest Rate Swap:

To mitigate the risk, associated with interest rate volatility, during the period ended June 28, 2009, the Company entered into an interest rate swap agreement with a bank.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculating purposes.

Under the agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 28, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the fiscal year ended June 28, 2009 was immaterial.

Fair Value:

At June 28, 2009, the Company recorded a liability of $234,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $141,000 (net of deferred income tax effects of $93,000) relating to the fair market value of the swap contract.

The Company adopted SFAS No. 157, “Fair Value Measurements,” on its financial assets and liabilities effective June 30, 2008.  SFAS No. 157establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of June 28, 2009

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$234	$	---	$234

	$	---	$234	$	---	$234

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $238,000 at June 28, 2009 and $336,000 at June 29, 2008.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$6,162
2011	12,069
2012	27,257
2013	---
2014	---

Total	$45,488

12.	OPERATING LEASES

The Company operates certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2020.

Rental expense under operating leases is as follows:

(in thousands)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Initial term of more than one year	$2,985	$2,894	$2,526
Deferred gain on sale leaseback	(481)	(481)	(133)
Short-term rentals	---	155	44

	$2,504	$2,568	$2,437

At June 28, 2009, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(in thousands)

Fiscal Year

2010	$2,658
2011	1,640
2012	1,087
2013	877
2014	258
Thereafter	1,666

Total	$8,186

The $1.7 million due after 2014 relates to an obligation under a long-term facility lease in Huntsville, Arkansas.

13.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution.  During fiscal years 2009, 2008 and 2007, Company matching contributions were $419,000, $494,000 and $456,000, respectively. The Company has suspended the matching contributions as of April 17, 2009. In addition, at the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan.  There were no such contributions for fiscal years 2009, 2008 and 2007.

The Company has a deferred compensation plan for certain employees who, due to Internal Revenue Service (“IRS”) guidelines, cannot take full advantage of the contributory savings plan.  This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%.  To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance.  The increase in the cash value of the life insurance policies exceeded the premiums paid by $95,000, $90,000 and $85,000 in fiscal years 2009, 2008 and 2007, respectively.  The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.7 million at June 28, 2009, compared with $1.6 million at June 29, 2008.   The liability for the deferred compensation and interest thereon is included in accrued employee compensation and was $5.2 million at June 28, 2009, compared with $4.8 million at June 29, 2008.

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.  During the fiscal year ended June 28, 2009, 25,946 shares were purchased by the Company in aggregate amount of $318,000 for which the Company recognized expense of approximately $59,000. For the fiscal year ended June 29, 2008, 24,166 shares were purchased by the Company in the aggregate amount of $307,000, for which the Company recognized expense of approximately $65,000. For the fiscal year ended July 1, 2007, 26,481 shares were purchased by the Company in the aggregate amount of $325,000 for which the Company recognized expense of approximately $70,000. The Company has suspended the employee stock purchase plan as of April 17, 2009.

14.	OTHER EXPENSE (INCOME ), NET

The components of other income, net, are as follows:

(amounts in thousands)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Interest income	$8	$11	$83
Property rental income	---	---	646
Property rental expense	---	---	(447)
Gain on sale of real estate	---	---	635
Other than temporary impairment
of investments	(26)	(59)	(179)
Other, net	4	(85)	(24)

	$(14)	$(133)	$714

Refer to Note 10 for discussion of the gain on the sale of real estate in the fiscal year ended July 1, 2007.

15.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

(in thousands)

	June 28,	June 29,	July 1,
	2009	2008	2007

Current:
U.S. Federal	$4,431	$7,211	$6,728
State and Local	1,011	1,443	1,089

Total	$5,442	$8,654	$7,817

Deferred:
U.S. Federal	$750	$245	$(950)
State and Local	137	112	(211)

Total	$887	$357	$(1,161)

Income tax expense from operations:
U.S. Federal	$5,181	$7,455	$5,778
State and Local	1,148	1,556	878

Total	$6,329	$9,011	$6,656

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as follows:

(in thousands)

	June 28,	June 29,	July 1,
	2009	2008	2007

Computed “expected” tax expense	$5,834	$8,343	$6,300
Increase (decrease) in income taxes resulting from:
Federal tax credit – current year	---	---	(30)
Tax exposure adjustment	(185)	(135)	(151)
State and local tax, net	813	1,007	655
Other	(133)	(204)	(118)

Total	$6,329	$9,011	$6,656

The Company regularly reviews its potential tax liabilities for tax years subject to audit.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

	June 28,	June 29,
	2009	2008

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory valuation provisions	$1,917	$994
Gain on sale-leaseback transaction	714	891
Deferred compensation	2,668	2,632
Loss reserves on long-term contracts	217	96
Accrued vacation	462	462
Other than temporary impairment of asset - held for sale	307	292
Other	361	224

Total gross deferred tax assets	$6,646	$5,591

Deferred tax liabilities:
Goodwill and intangibles	$(2,775)	$(2,180)
Property, plant and equipment, principally due to
differences in depreciation methods	(2,618)	(1,447)
Other	(83)	(4)

Total gross deferred tax liabilities	$(5,476)	$(3,631)

Net deferred tax assets	$1,170	$1,960

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized.  The net deferred tax assets reflect management’s belief that it is more likely than not that future operating results will generate sufficient taxable income to realize the deferred tax assets.

Total cash payments for federal and state income taxes were $4.1 million for fiscal 2009, $8.4 million for fiscal 2008 and $7.7 million for fiscal 2007.

On July 2, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, — An Interpretation of FASB Statement No. 109.” The amount of unrecognized tax benefits as of June 28, 2009 included $158,000 of uncertain tax benefits and other items, which would impact the Company’s provision for income taxes and effective tax rate if recognized. The amount of unrecognized tax benefits as of June 29, 2008 included $274,000 of uncertain tax benefits and other items, which would impact the Company’s provision for income taxes and effective tax rate if recognized.

 The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2009, there was approximately $53,000 of accrued interest related to uncertain tax positions.

The Company’s federal income tax return for fiscal years 2009 and 2008 are open tax years. In August 2009, the Company was notified that the IRS would be auditing the fiscal year 2008 return. The Company files in numerous state jurisdictions with varying statutes of limitation open from 2004 through 2009, depending on each jurisdiction’s unique tax laws. During the fiscal year ended June 29, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $236,000. The unrecognized tax benefits were decreased by $371,000 as a result of the settlement and the expiration of certain statutes. The Company recorded $15,000 of the additional expense related to the settlement during the fiscal year ended June 29, 2008.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
	June 28,	June 29,
	2009	2008

Balance at beginning of the year	$274	$630
Increase in unrecognized benefits	---	15
Reductions for tax positions of prior years	(116)	(135)
Settlements with tax authorities	---	(236)

Balance at end of year	$158	274

16.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except per-share amounts)

	Fiscal Year Ended

	June 28,	June 29,	July 1,
	2009	2008	2007

Net earnings	$10,338	$14,827	$11,343

Basic net earnings per common share	$0.67	$0.98	$0.75

Diluted net earnings per common share	$0.64	$0.92	$0.71

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon vesting of restricted shares and the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	June 28,	June 29,	July 1,
	2009	2008	2007

Average common shares outstanding -- basic	15,498	15,198	15,143
Dilutive options and nonvested shares	546	940	904

Adjusted average common shares outstanding -- diluted	16,044	16,138	16,047

All outstanding stock options and nonvested shares at June 28, 2009, June 29, 2008 and July 1, 2007 were dilutive. The stock options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest over the next fiscal year.

17.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at June 28, 2009 include stock options, restricted stock and performance units.

As described in Note 13 to the Consolidated Financial Statements, the Company has an employee stock purchase plan, which expense is recognized in stock-based compensation expense.

Stock-based compensation was lower for the fiscal year ended June 28, 2009 because the Company did not achieve the financial goals tied to fiscal year 2009 performance units.  For the fiscal year ended June 28, 2009, total stock-based compensation was $1.1 million ($678,000 after-tax), equivalent to earnings per basic and diluted shares of $0.04.   For the fiscal year ended June 29, 2008, total stock-based compensation was $1.4 million ($891,000 after-tax), equivalent to earnings per basic and diluted share of $0.06. For the fiscal year ended July 1, 2007, total stock-based compensation was $1.2 million ($733,000 after-tax), equivalent to earnings per basic and dilutive share of $0.05.

During the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, total stock-based compensation expense was $1.1 million, $1.4 million and $1.2 million, respectively.

As of June 28, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $615,000 pretax, and the period over which it is expected to be recognized is approximately one year. At June 29, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options, performance units and nonvested shares was $1.7 million pretax, and the period over which it was expected to be recognized was 1.7 years.

Stock Options

A summary of the Company’s Plans as of June 28, 2009 is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Options

Outstanding at July 2, 2006	1,771,151	$3.94	1,573,119	$3.52

Canceled	(2,000)	8.54	---	---
Exercised	(187,838)	4.25	---	---

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---	---	---	---
Exercised	(99,989)	4.69	---	---

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Canceled	(4,500)	8.54	---	---
Exercised	(892,285)	3.08	---	---	---

Outstanding at June 28, 2009	584,539	$4.97	584,539	$4.97

The following table summarizes information about stock options outstanding and exercisable as of June 28, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	212,787	1.6	$2.72	$1,378
$3.01 – 5.96	169,100	4.0	3.52	960
$5.97 – 8.54	202,652	5.2	8.54	134

	584,539	3.5	$4.97	$2,472

The intrinsic value of a stock option is the amount by which the June 28, 2009 market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal years ended June 28, 2009 and June 29, 2008 was $8.2 million and $792,000, respectively. The cash received in fiscal years 2009, 2008 and 2007 from the exercise of stock options was $295,000, $474,000 and $585,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the fiscal year ended June 29, 2008.

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

A summary of the nonvested shares as of June 28, 2009 is presented below:

	Number of	Weighted
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at July 2, 2006	56,251	$18.00

Issued	81,193	13.33
Vested	(51,251)	(18.00)
Forfeited	(11,932)	15.25

Nonvested shares at July 1, 2007	74,261	$13.33

Issued	108,084	12.29
Vested	(74,261)	13.33
Forfeited	---	---

Nonvested shares at June 29, 2008	108,084	$12.29

Issued	141,923	13.00
Vested	(108,084)	12.29
Forfeited	---	---

Nonvested shares at June 28, 2009	141,923	$13.00

For the fiscal years ended 2009, 2008 and 2007, compensation expense related to the LTIP was $1.1 million, $1.4 million and $1.1 million, respectively.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:

(amounts in thousands, except per-share amounts)

	September 28,		December 28,	March 29,	June 28,
Fiscal Year 2009	2008		2008	2009	2009	Total

Net sales		$68,192	$68,207	$72,216	$64,753	$273,368

Cost of sales		53,929	57,955	57,558	53,141	222,583
Selling and administrative expense		8,270	9,642	7,828	7,070	32,810
Interest expense		158	145	508	483	1,294
Other expense (income), net		10	6	4	(6)	14

Net earnings before income taxes		5,825	459	6,318	4,065	16,667
Income tax expense		2,156	210	2,506	1,457	6,329

Net earnings		$3,669	$249	$3,812	$2,608	$10,338

	$

Basic net earnings per common share		$0.24	$0.02	$0.24	$0.17	$0.67

Average common shares outstanding		15,234	15,451	15,656	15,651	15,498

	$

Diluted net earnings per common share		$0.23	$0.02	$0.24	$0.16	$0.64

Average diluted common shares outstanding		16,090	16,059	16,042	16,029	16,044

	September 30,		December 30,	March 30,	June 29,
Fiscal Year 2008	2007		2007	2008	2008	Total

Net sales		$59,190	$67,052	$75,442	$77,801	$279,485

Cost of sales		47,818	53,676	60,410	62,594	224,498
Selling and administrative expense		6,947	7,465	7,689	7,456	29,557
Interest expense		427	387	392	253	1,459
Other expense, net		10	22	21	80	133

Net earnings before income taxes		3,988	5,502	6,930	7,418	23,838
Income tax expense		1,468	2,105	2,597	2,841	9,011

Net earnings		$2,520	$3,397	$4,333	$4,577	$14,827

	$

Basic net earnings per common share		$0.17	$0.22	$0.29	$0.30	$0.98

Average common shares outstanding		15,200	15,216	15,200	15,171	15,198

	$

Diluted net earnings per common share		$0.16	$0.21	$0.27	$0.28	$0.92

Average diluted common shares outstanding		16,018	16,092	16,056	16,115	16,138

EXHIBIT INDEX

Exhibit Number	Description
2.1

Asset Sale and Purchase Agreement dated as of February 17, 2004 by and between LaBarge Electronics, Inc. and Pinnacle Electronics, Inc. previously filed with the Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004, and incorporated herein by reference.

2.2

Asset Purchase Agreement dated as of December 22, 2008 by and between Pensar Electronic Solutions, LLC, all Members of Pensar Electronic Solutions, LLC and LaBarge Acquisition Company, Inc., previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 2008, and incorporated herein by reference.

3.1(a)

Restated Certificate of Incorporation, dated October 26, 1995, previously filed as Exhibit 3.1(i) to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended October 1, 1995 and incorporated herein by reference.

3.1(b)

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

10.1

Term Loan Promissory Note dated February 17, 2004 in the principal amount of $6,080,000 executed by LaBarge Properties, Inc. and payable to U.S. Bank National Association previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

10.2(a)

Loan Agreement dated February 17, 2004 by and among the Company, LaBarge Electronics, Inc. and U.S. Bank National Association, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 23, 2004 and incorporated herein by reference.

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

10.2(c)

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

10.2(d)

Third Amendment to the Loan Agreement dated February 10, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 15, 2006 and incorporated herein by reference.

10.2(e)

Fourth Amendment to the Loan Agreement dated December 1, 2006 by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association and National City Bank of Pennsylvania, as agent, previously filed with the Company’s Form 10-Q (File No. 001-05761) on February 7, 2007 and incorporated herein by reference.

10.2(f)

Fifth Amendment to the Loan Agreement dated October 3, 2008, by and among the Company, LaBarge, Electronics, Inc., as borrowers, U.S. Bank National Association, Wells Fargo Bank, National Association and National City Bank of Pennsylvania, as lenders, and U.S. Bank National Association, as agent for the lenders, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended September 28, 2008 and incorporated herein by reference.

10.2(g)

Loan Agreement dated as of December 22, 2008 by and among the Company, LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as lenders, and U.S. Bank National Association, as agent, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended December 28, 2008 and incorporated herein by reference.

10.2(h)

First Amendment dated January 30, 2009 to the Loan Agreement dated December 22, 2008, by and among the Company, LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as lenders, and U.S. Bank National Association, as agent, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) for the quarter ended March 29, 2009 and incorporated herein by reference.

10.3(a)*

First Amendment and Restatement to the LaBarge Employees Savings Plan executed on May 3, 1990 and First Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on June 5, 1990, previously filed as Exhibits (i) and (ii), respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K (File No. 001-05761) for the year ended December 31, 1990 and incorporated herein by reference.

10.3(b)*

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

10.3(f)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998, previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3(g) *

Seventh Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on August 11, 1999, previously filed with the Securities and Exchange Commission with the Company’ Annual Report on Form 10-K (File No. 001-05761) on September 27, 1999 and incorporated herein by reference.

10.4(a)*

LaBarge, Inc. 1993 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.4(b)*

First Amendment to the LaBarge, Inc. 1993 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.5*

Management Retirement Savings Plan of LaBarge, Inc., previously filed with the Securities and Exchange Commission on July 24, 1996 with the Company’s Registration Statement on Form S-3, No. 333-08675 and incorporated herein by reference.

10.6*

LaBarge, Inc. 1995 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K on September 19, 1996 and incorporated herein by reference.

10.7(a)*

LaBarge, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on September 21, 1998, and incorporated herein by reference.

10.7(b)*

First Amendment to the LaBarge, Inc. Employee Stock Purchase Plan, previously filed with the Securities and Exchange Commission with the Company’s Quarterly Report on Form 10-Q (File No. 001-05761) on May 12, 1999 and incorporated here in by reference.

10.8*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan.  Previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

10.9*

Form of Executive Severance Agreement, previously filed with Securities and Exchange Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) on February 22, 2005, and incorporated herein by reference.

10.10*	LaBarge, Inc. 2004 Long Term Incentive Plan, previously filed with the Commission with the Company’s Current Report on Form 8-K filed November 2, 2004 and incorporated herein by reference.
10.11

Form of Competitive Practices Agreement, previously filed with the Commission with the Company’s Current Report on Form 8-K (File No. 001-05761) filed February 22, 2005 and incorporated herein by reference.

21**	Subsidiaries of the Company.
23**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (see signature page).
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
**	Document filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 28, 2009
LaBarge, Inc.

By:	/s/ DONALD H. NONNENKAMP

Donald H. Nonnenkamp Vice President, Chief Financial Officer & Secretary

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

SIGNATURE	TITLE	DATE

/s/ CRAIG E. LaBARGE	Chief Executive Officer, President and Director	August 26, 2009

Craig E. LaBarge	(Principal Executive Officer)

/s/ DONALD H. NONNENKAMP	Vice President, Chief Financial Officer	August 26, 2009

Donald H. Nonnenkamp	and Secretary (Principal Financial and Accounting Officer)

/s/ ROBERT G. CLARK	Director	August 26, 2009

Robert G. Clark

/s/ THOMAS A. CORCORAN	Director	August 26, 2009

Thomas A. Corcoran

/s/ JOHN G. HELMKAMP, JR.	Director	August 26, 2009

John G. Helmkamp, Jr.

/s/ LAWRENCE J. LeGRAND	Director	August 26, 2009

Lawrence J. LeGrand

/s/ JACK E. THOMAS, JR.	Director	August 26, 2009

Jack E. Thomas, Jr.