Form 10-Q
period 2009-09-27
LABARGE INC
filed 2009-10-30
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 27, 2009
or
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
Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of October 29, 2009: 15,922,799 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended September 27, 2009

Table of Contents

Part I		Financial Information

	Item 1.	Financial Statements.

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

	Item 4.	Controls and Procedures.

Part II		Other Information

	Item 1A.	Risk Factors.
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.
	Item 6.	Exhibits.

Signature

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended

	September 27, 2009	September 28, 2008

Net sales	$63,155	$68,192
Cost and expenses:
Cost of sales	50,925	53,929
Selling and administrative expense	8,090	8,270
Interest expense	508	158
Other expense, net	24	10

Earnings before income taxes	3,608	5,825
Income tax expense	505	2,156

Net earnings	$3,103	$3,669

Basic net earnings per common share	$0.20	$0.24

Average common shares outstanding	15,743	15,234

Diluted net earnings per common share	$0.19	$0.23

Average diluted common shares outstanding	16,048	16,090

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share amounts)

	September 27, 2009	June 28, 2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,792	$4,297
Accounts and other receivables, net	38,054	37,573
Inventories	55,366	54,686
Prepaid expenses	1,257	1,090
Deferred tax assets, net	3,084	3,055

Total current assets	105,553	100,701

Property, plant and equipment, net of accumulated depreciation
of $32,015 at September 27, 2009 and $30,823 at June 28, 2009	31,197	30,624
Intangible assets, net	10,702	11,255
Goodwill, net	43,435	43,457
Other assets, net	4,907	4,798

Total assets	$195,794	$190,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,163	$6,162
Trade accounts payable	21,103	18,354
Accrued employee compensation	11,527	10,957
Other accrued liabilities	3,460	2,483
Cash advances from customers	4,791	6,738

Total current liabilities	51,044	44,694

Long-term advances from customers for purchase of materials	110	47
Deferred tax liabilities, net	1,836	1,885
Deferred gain on sale of real estate and other liabilities	1,714	1,732
Long-term debt	35,286	39,326

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at September 27, 2009 and June 28, 2009, including shares in treasury	160	160
Additional paid-in capital	14,297	14,700
Retained earnings	92,042	88,939
Accumulated other comprehensive loss	(214)	(141)
Less cost of common stock in treasury; 45,040 at September 27, 2009 and 56,765 at June 28, 2009	(481)	(507)

Total stockholders’ equity	105,804	103,151

Total liabilities and stockholders’ equity	$195,794	$190,835

See accompanying notes to consolidated financial statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Three Months Ended

	September 27, 2009	September 28, 2008

Cash flows from operating activities:
Net earnings	$3,103	$3,669
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	2,238	1,380
Amortization of deferred gain on sale of real estate	(120)	(119)
Loss on disposal of property, plant and equipment	14	---
Stock-based compensation	308	572
Other than temporary impairment of investments	---	13
Deferred taxes	(78)	(657)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(478)	4,188
Inventories	(660)	1,389
Prepaid expenses	(167)	(77)
Trade accounts payable	2,563	(2,104)
Accrued liabilities	1,422	232
Cash advances from customers	(1,883)	(1,226)

Net cash provided by operating activities	6,262	7,260

Cash flows from investing activities:
Additions to property, plant and equipment	(1,922)	(281)
Proceeds from disposal of property and equipment and other assets	13	---
Additions to other assets and intangibles	(287)	(173)

Net cash used by investing activities	(2,196)	(454)

Cash flows from financing activities:
Borrowings on revolving credit facility	---	22,025
Payments of revolving credit facility	---	(27,825)
Excess tax benefits from stock option exercises	387	---
Repayments of long-term debt	(40)	(1,577)
Issuance of treasury stock	428	185
Purchase of treasury stock	(1,346)	(307)

Net cash used by financing activities	(571)	(7,499)

Net increase (decrease) in cash and cash equivalents	3,495	(693)
Cash and cash equivalents at beginning of period	4,297	1,646

Cash and cash equivalents at end of period	$7,792	$953

See accompanying notes to consolidated financial statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet at September 27, 2009, and the related consolidated statements of income and cash flows for the three months ended September 27, 2009 and September 28, 2008, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The Company performed an evaluation of subsequent events through October 30, 2009, the date, which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009.  The Company determined that the amounts that related to prior fiscal years were immaterial to all prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the quarter ended September 27, 2009, which had a $0.04 impact on basic and diluted earnings per share. The Company anticipates that the impact on full-year net earnings for fiscal year 2010 will be immaterial.

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding business combinations, which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 29, 2009. Adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance titled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance, which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have a material impact on its financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued guidance which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company will adopt this guidance effective September 28, 2009. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2009, the FASB issued guidance, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance effective June 28, 2010. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

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

The purchase price for the net assets acquired was $45.4 million. In addition, the Company assumed working capital liabilities of approximately $5.8 million, primarily trade accounts payable, and incurred estimated transaction costs of $158,000.  Included in the current assets acquired was $302,000 of cash. The purchase agreement includes an earn-out provision based on Pensar attaining certain financial targets for the periods ending June 28, 2009 and June 27, 2010.  The financial targets for the period ended June 28, 2009 were not met and no additional consideration has been paid. If the financial targets are met for the 18 months ending June 27, 2010, the sellers would receive additional consideration of $2.2 million. The acquisition was financed with $35.0 million of senior debt, $7.9 million of borrowings under the Company’s short-term revolving credit facility and $2.5 million of cash.

The initial purchase price has been allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The preliminary purchase price allocation as of September 27, 2009, was as follows:

(in thousands)

September 27, 2009

Current assets	$14,051
Property and equipment	7,369
Intangible assets	10,620
Goodwill	19,143

Total assets acquired	$51,183

Current liabilities	5,807
Long-term liabilities	---

Total liabilities assumed	$5,807

Net assets acquired	$45,376

The Company believes that substantially all of the goodwill will be deductible for tax purposes. The intangible assets include $9.7 million for Pensar’s “customer list,” which is being amortized over eight years, and $950,000 for “employee non-compete contracts” which is being amortized over two years.

Sales attributable to Pensar were $10.1 million for the three months ended September 27, 2009. The impact on the Company’s net earnings for the first fiscal quarter 2010 was a loss of $140,000 pretax ($84,000 after-tax), which had a ($0.01) impact on basic and diluted earnings per share.

The following table represents the Company’s pro forma consolidated results of operations for the period ended September 28, 2008 as if the acquisition of Pensar had occurred at the beginning of fiscal year 2009. Such results have been prepared by adjusting the Company’s historical results to include Pensar’s results of operations and incremental interest and other expenses related to acquisition debt. The Pensar financial results in the pro forma table are based on Pensar’s historical financial statements.  The pro forma results do not include any cost savings that may result from the combination of the Company and Pensar operations. The pro forma results may not necessarily reflect the consolidated operations that might have been achieved had the acquisition been completed at the beginning of such periods nor are they necessarily indicative of future results.

Pro forma financial results:

(dollars in thousands, except per-share data)

	September 27,	September 28,
	2009	2008

Net sales	$63,155	$81,178

Net earnings	3,103	3,369

Basic net earnings per common share	$0.20	$0.22

Diluted net earnings per common share	$0.19	$0.21

3.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Three Months Ended

	September 27,	September 28,
	2009	2008

Sales	$63,294	$68,470
Less sales discounts	139	278

Net sales	$63,155	$68,192

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports did not exceed 10% of total sales in any of the fiscal periods presented.

Customer Information

The Company’s top three customers and their relative contributions to sales for the fiscal quarter ended September 27, 2009 were as follows:  Owens-Illinois Group Inc., $6.9 million (10.9%); BAE Systems, $5.8 million (9.2%); and Raytheon Company, $5.4 million (8.6%).  This compares with Owens-Illinois Group Inc., $11.9 million (17.5%); Raytheon Company, $6.2 million (9.2%); and Schlumberger Ltd., $6.1 million (9.0%); for the fiscal quarter ended September 28, 2008.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	September 27,	June 28,
	2009	2009

Billed shipments	$36,214	$35,269
Less allowance for doubtful accounts	344	350

Trade receivables, net	35,870	34,919
Other current receivables	2,184	2,654

Total	$38,054	$37,573

Included in accounts receivable at September 27, 2009 and June 28, 2009 was $230,000 and $791,000, respectively, of receivables due directly from the U.S. Government and $15.8 million and $13.8 million, respectively, due from customers related to contracts with the U.S. Government.

At September 27, 2009, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $6.3 million (17.4%), $2.8 million (7.7%) and $2.7 million (7.6%). This compares with $6.2 million (17.5%), $3.4 million (9.7%) and $2.6 million (7.3%) at June 28, 2009.

Other current receivables for the fiscal quarters ended September 27, 2009 and June 28, 2009 included an income tax receivable of $2.1 million and $2.2 million, respectively. Included in the income tax receivable at September 27, 2009 was $795,000 due from state income tax refunds for fiscal year 2006 through fiscal year 2009. Please refer to Note 1 to the consolidated financial statements.

5.	INVENTORIES

Inventories consist of the following:

(in thousands)

	September 27,	June 28,
	2009	2009

Raw materials	$38,137	$38,902
Work in progress	5,476	3,768
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	8,590	9,296
Finished goods	3,163	2,720

Total	$55,366	$54,686

For the three months ended September 27, 2009 and September 28, 2008, expense for obsolete or slow-moving inventory charged to income before taxes was $255,000 and $597,000, respectively.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	September 27,	June 28,
	2009	2009

Production costs of goods currently in process (1)	$8,013	$9,115
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	804	621
Unrecovered costs subject to future
negotiation	158	69
Reserve for contracts with estimated costs in
excess of contract revenues	(385)	(509)

    Total inventoried costs
	$8,590	$9,296

    (1)    Selling and administrative expenses are not included in inventory costs.

Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.  As of September 27, 2009, the Company has begun work on two such large multi-year contracts, and this resulted in increased excess production costs.

The inventoried costs relating to long-term contracts includes unrecovered costs of $158,000 and $69,000 at September 27, 2009 and June 28, 2009, respectively, which are subject to future determination through negotiation or other procedures not complete at September 27, 2009. In the opinion of management, these costs will be recovered by contract modification.

The Company records a loss reserve when the estimated costs of a contract exceed the net realizable value of such contract.  The Company currently has two contracts that generate the majority of the loss reserves.  Both contracts are fixed-price contracts where the Company underestimated the materials cost and the inflation in commodity prices when the contracts were bid.  The Company has recorded a reserve equal to the amount that estimated costs are expected to exceed the net realizable revenue over the term of the contract. The decrease in the reserves from June 28, 2009 to September 27, 2009 is a result of shipments on the two contracts described above.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

(in thousands)

	September 27,	June 28,
	2009	2009

Software	$5,289	$5,133
Less accumulated amortization	4,119	3,972

Net software	1,170	1,161

Customer lists	13,070	13,070
Less accumulated amortization	4,123	3,679

Net customer lists	8,947	9,391

Employee agreements	950	950
Less accumulated amortization	365	247

Net employee agreements	585	703

Total intangible assets, net	$10,702	$11,255

Intangible assets are amortized over period ranging from two to eight years.  Amortization expense was $707,000 for the three months ended September 27, 2009, compared with $266,000 for the three months ended September 28, 2008. The increase is attributable to the amortization of the customer list and employee agreements associated with the Pensar Acquisition.

The Company anticipates that amortization expense will approximate $2.8 million for fiscal year 2010, $2.2 million for fiscal year 2011, $1.9 million for fiscal year 2012, $1.7 million for fiscal year 2013 and $1.6 million for fiscal year 2014.

7.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	September 27,	June 28,
	2009	2009

Goodwill	$43,635	$43,657
Less accumulated amortization	200	200

Net goodwill	$43,435	$43,457

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change. The preliminary purchase price allocation related to the Pensar acquisition was revised during the three months ended September 27, 2009 by $22,000, primarily for a change in estimated fair value of inventory.

8.	OTHER ASSETS

Other assets consist of the following:
(in thousands)

	September 27,	June 28,
	2009	2009

Cash value of life insurance	$4,590	$4,482
Deposits, licenses and other, net	70	47
Deferred financing costs, net	211	233
Other	36	36

Total	$4,907	$4,798

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	September 27,		June 28,
	2009		2009

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$	---	$ ---
Interest rate at period-end	4.00%		4.00%
Average amount of short-term borrowings
outstanding during period	$	---	$2,206
Average interest rate for period	---%		4.10%
Maximum short-term borrowings at
any month-end	$	---	$5,875

Senior long-term debt:
Term loan	$45,000		$45,000
Other	449		488

Total senior long-term debt	45,449		45,488
Less current maturities	10,163		6,162

Long-term debt, less current maturities		$35,286	$39,326

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.
6162:
6163: Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 27, 2009, there were no outstanding loans under the revolving credit facility.  As of September 27, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 28, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 28, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended September 27, 2009, the average rate was approximately 3.8%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended September 27, 2009.

•

With the acquisition of Pensar and the term loan associated with the purchase, the Company’s exposure to variable interest rates has increased.  This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

Interest Rate Swap:

To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.

Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011.
On September 30, 2009 the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment, reflected in the financial statements as a current maturity of long-term debt in addition to the contractual payments due within the next twelve months, required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the three months ended September 27, 2009 was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of September 27, 2009.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of September 27, 2009.

At September 27, 2009, the Company recorded a liability of $336,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $214,000 (net of deferred income tax effects of $122,000) relating to the fair value of the interest rate swap contract.

The Company adopted new authoritative guidance for its financial assets and liabilities effective June 30, 2008 thatestablishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of September 27, 2009

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$336	$	---	$336

	$	---	$336	$	---	$336

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $199,000 at September 27, 2009 and $238,000 at June 28, 2009.

 The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$8,123
2011	12,068
2012	25,258
2013	---
2014	---

Total	$45,449

10.	CASH FLOWS

Total cash payments for interest for the three months ended September 27, 2009 and September 28, 2008 amounted to $475,000 and $132,000, respectively. Net cash payments for federal and state income taxes were $15,000 and $0 for the three months ended September 27, 2009 and September 28, 2008, respectively.

11.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:
(in thousands)

	Three Months Ended

	September 27,	September 28,
	2009	2008

Net income	$3,103	$3,669
Other comprehensive loss	73	---

Comprehensive income	$3,030	$3,669

The other comprehensive loss of $73,000 recognized in the three months ended September 27, 2009 represents the result of the changes in the fair value of the interest rate swap agreement described in note 10. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except earnings per-share amounts)

	Three Months Ended

	September 27,	September 28,
	2009	2008

Net earnings	$3,103	$3,669

Basic net earnings per common share	$0.20	$0.24

Diluted net earnings per common share	$0.19	$0.23

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

Basic and diluted shares are computed as follows:

(in thousands)

	Three Months Ended

	September 27,	September 28,
	2009	2008

Average common shares outstanding – basic	15,743	15,234
Dilutive options and nonvested shares	305	856

Adjusted average common shares outstanding – diluted	16,048	16,090

All stock options outstanding and nonvested shares at September 27, 2009 and September 28, 2008 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the current fiscal year.

13.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at September 27, 2009 include stock options, restricted stock and performance units.

Stock-based compensation was lower for the three months ended September 27, 2009 because the Company did not achieve the financial goals tied to fiscal year 2009 performance units.  For the fiscal quarter ended September 27, 2009, total stock-based compensation was $308,000 ($196,000 after-tax), equivalent to earnings per basic and diluted shares of $0.01.  For the three months ended September 28, 2008, total stock-based compensation was $572,000 ($355,000 after-tax), equivalent to earnings per basic and diluted share of $0.02.

As of September 27, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $461,000 pretax, and the period in which it will be recognized is the next nine months. At September 28, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options, performance units and nonvested shares, was $1.4 million pretax, and the period over which it was expected to be recognized was 1.5 years.

Stock Options

A summary of the activity in the Company’s Plans during the three months ended September 27, 2009 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value of Granted Options

Outstanding at June 28, 2009	584,539	$4.97	584,539	$4.97

Exercised	140,687	2.85

Outstanding at September 27, 2009	443,852	$5.64	443,852	$5.64	---

The following table summarizes information about stock options outstanding and exercisable as of September 27, 2009:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	113,400	1.9	$2.85	$0.9
$3.01 – 5.96	127,800	3.8	3.52	1.0
$5.97 – 8.54	202,652	4.9	8.54	0.6

	443,852	3.8	$5.64	$2.5

The intrinsic value of a stock option is the amount by which the September 27, 2009 market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal quarters ended September 27, 2009 and September 28, 2008 was $1.1 million and $56,000, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three months ended September 27, 2009.

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

A summary of the activity of the Company’s nonvested shares during the three months ended September 27, 2009 is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 28, 2009	141,923	$13.00

Issued	---	---
Vested	---	---
Forfeited	---	---

Nonvested shares at September 27, 2009	141,923	$13.00

For the quarters ended September 27, 2009 and September 28, 2008, compensation expense related to the LTIP was $308,000, and $551,000, respectively.

LaBARGE, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found throughout the report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including those described in our most recent Annual Report on Form 10-K. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

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

The Company employs approximately 1,440 people, including approximately 1,220 people who provide support for production activities (including assembly, testing and engineering) and approximately 220 people who provide administrative support.

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

Results of Operations – Three Months Ended September 27, 2009

Backlog
(in thousands)

		September 27,	June 28,
	Change	2009	2009

Defense	$ 427	$113,907	$113,480
Natural resources	4,321	18,790	14,469
Medical	(1,954)	18,598	20,552
Industrial	2,446	14,776	12,330
Commercial aerospace	(815)	2,440	3,255
Other	(721)	3,201	3,922

Total backlog	$3,704	$171,712	$168,008

Backlog at September 27, 2009 increased $3.7 million from June 28, 2009. The $4.3 million increase in natural resources backlog is primarily related to bookings in the wind power generation sector. Backlog growth in the industrial market of $2.4 million is related to stronger bookings from a customer acquired in the Pensar acquisition. The medical backlog decline reflects continued weakness in that market.

As of September 27, 2009, approximately $19.5 million of the backlog is scheduled to ship beyond the following 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $22.9 million as of June 28, 2009.

Net Sales
(in thousands)

		Three Months Ended

		September 27,	September 28,
	Change	2009	2008

Defense	$ (331)	$30,857	$31,188
Industrial	(3,633)	10,980	14,613
Natural resources	(1,235)	9,939	11,174
Medical	2,124	6,852	4,728
Commercial aerospace	(1,207)	1,867	3,074
Other	(755)	2,660	3,415

Total net sales	$(5,037)	$63,155	$68,192

The Pensar acquisition, described in note 2 to consolidated financial statements, contributed $10.1 million of net sales to the 2010 first quarter. The net sales for the Company, excluding the impact of the Pensar acquisition, decreased $15.2 million from the comparable period a year earlier.

The overall decrease in net sales for the three months ended September 27, 2009, versus the three months ended September 28, 2008 was primarily due to the economic downturn.  Industrial sales declined by $5.5 million due to the economic downturn but the decline was offset by $1.9 million of sales from the Pensar acquisition. Sales to customers in the natural resources market decreased $4.5 million due to lower commodity prices in the mining and oil and gas industries. This reduction was partially offset by $3.3 million of natural resources sales from the Pensar acquisition, primarily in the wind-power generation sector. The increase in medical sales was driven by $3.6 million of sales from the Pensar acquisition, which was offset by a $1.5 million reduction to other medical customers due to the economic downturn. Commercial aerospace sales decreased due to the bankruptcy of a commercial aerospace customer in November 2008. The decrease in other markets was primarily due to the completion of a large multi-year contract for baggage scanning equipment in December 2008.

Sales to the Company’s 10 largest customers represented 60% of total revenue for the three months ended September 27, 2009, versus 70% for the same period in fiscal 2009.  The Company’s top three customers and their relative contributions to fiscal 2010 first quarter sales were Owens-Illinois Group Inc., 10.9%; BAE Systems, 9.2%; and Raytheon Company, 8.6%. The Company’s top three customers for the three months ended September 28, 2008 were Owens-Illinois Group, Inc., 17.5%; Raytheon Company, 9.2%; and Schlumberger Ltd., 9.0%.

Cost of Sales and Gross Profit

(dollars in thousands)

			Three Months Ended

			September 27,	September 28,
	Change		2009	2008

Cost of sales	$(3,004)		$50,925	$53,929
Percent of net sales	150	basis pts.	80.6%	79.1%
Gross profit	(2,033)		12,230	14,263
Gross profit margin	(150	) basis pts.	19.4%	20.9%

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

Cost of sales for the three months ended September 27, 2009 decreased $3.0 million, compared with the three months ended September 28, 2008, driven primarily by the sales decline of $5.0 million from the prior year first quarter. Gross profit for the three months ended September 27, 2009 was down $2.0 million and the gross profit margin was down 150 basis points versus same period of fiscal 2009. The decline in gross profit margin from 20.9% in the first fiscal quarter of 2009 to 19.4% in the first fiscal quarter of 2010 was primarily driven by the acquisition of Pensar. In addition, gross profit margin was negatively impacted by a percentage drop in sales that exceeded the percentage drop in indirect manufacturing expenses.

The acquisition of Pensar added cost of sales of $9.1 million and gross profit of $1.0 million for the three months ended September 27, 2009. For the three months ended September 27, 2009, the Pensar operation generated gross profit margin of 10.1%. Excluding the Pensar operation, the gross profit margin would have been 21.1% for the three months ended September 27, 2009, an increase of 20 basis points compared with the same period in fiscal 2009.

For the three months ended September 27, 2009, gross profit was positively impacted by $227,000, or 40 basis points, for the payment of a claim on a contract completed in the third quarter of fiscal year 2009.  The Company continues to pursue additional claims related to this contract. However, no amounts have been recorded in the consolidated financial statements related to these claims. The gross margin, excluding the impact of the Pensar acquisition, was negatively impacted by the fact that sales dropped 22.3% while indirect manufacturing expenses fell only 13.7% compared with the same period a year earlier.  However, the Company had improvements in the direct manufacturing costs as these costs as a percent of sales improved in first fiscal quarter 2010.  For the three months ended September 28, 2008, gross margins were negatively impacted by higher than anticipated labor and material costs on certain early-stage long-term contracts that were not fully recoverable from the Company’s customers, and start-up expenses on a significant new contract for the assembly of heavy mechanical products in the industrial market.

Selling and Administrative Expense

(dollars in thousands)

			Three Months Ended

			September 27,	September 28,
	Change		2009	2008

Selling and administrative expense	$ (180)		$8,090	$8,270
Percent of net sales	70	basis pts.	12.8%	12.1%

The Pensar acquisition added $912,000 to the Company’s selling and administrative expense for the quarter ended September 27, 2009.  Excluding the expenses attributable to Pensar, selling and administrative expense decreased by $1.1 million from the same period a year earlier.  This decrease resulted from reductions in the current year first quarter incentive compensation expense of $577,000, employee relocation expenses of $122,000, bad debt expense of $113,000, professional service fees of $73,000 and $63,000 of expense related to the temporary suspension of the Company’s contributions to employee retirement accounts.

Interest Expense

(in thousands)

		Three Months Ended

		September 27,	September 28,
	Change	2009	2008

Interest expense	$350	$508	$158

Interest expense increased for the three months ended September 27, 2009 from the three months ended September 28, 2008 due to higher average debt levels as a result of borrowings to finance the Pensar acquisition.

Income Tax Expense

(in thousands)

		Three Months Ended

		September 27,	September 28,
	Change	2009	2008

Income tax expense	$(1,651)	$505	$2,156

The estimated annual effective income tax rate for the three months ended September 27, 2009 was 36.6%, compared with 37.9% for the three months ended September 28, 2008.  The income tax expense recorded for the three months ended September 27, 2009 was also impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1 of the consolidated financial statements.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Three Months Ended

	September 27,	September 28,
	2009	2008

Net cash provided by operating activities	$6,262	$7,260
Net cash used by investing activities	(2,196)	(454)
Net cash used by financing activities	(571)	(7,499)

Net increase (decrease) in cash and cash equivalents	$3,495	$(693)

The Company’s operations generated $6.3 million of cash in the three months ended September 27, 2009, compared with cash generated of $7.3 million in the three months ended September 28, 2008. The Pensar acquisition generated positive operating cash flow of $1.0 million for the quarter ended September 27, 2009. The primary driver of the lower net operating cash flow in the fiscal 2010 first quarter versus the same period a year earlier was a $11.6 million reduction in cash received from customers due to lower sales levels in the fiscal 2009 fourth quarter and the fiscal 2010 first quarter as compared with the same fiscal periods in the prior year.  The lower receipts were offset by a $6.7 million reduction in disbursements for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume for the three months ended September 27, 2009, exclusive of the Pensar acquisition, and a reduction of purchases of long lead time materials.  In addition, the cash used for payroll-related expenditures decreased by $2.0 million in fiscal 2010 first quarter, compared with the fiscal 2009 first quarter.

The $1.7 million increase in cash used by the Company’s investing activities in the three months ended September 27, 2009 versus the three months ended September 28, 2008 was primarily driven by capital expenditures of $1.9 million in the three months ended September 27, 2009.  These expenditures relate primarily to facility improvements at the Houston, Joplin and Tulsa plants as compared with $281,000 of capital expenditures for equipment in the three months ended September 28, 2008.

The $6.9 million decrease in cash used by financing activities in the three months ended September 27, 2009 versus the three months ended September 28, 2008 is due to the fact that in, the fiscal 2009 first quarter, the Company repaid short-term debt of $5.8 million and long-term debt of $1.6 million.  The Company had no short-term debt outstanding at the beginning of the quarter ended September 27, 2009 and did not borrow any cash under its revolving credit facility during the quarter ended September 27, 2009.  In addition, the only required long-term debt payment during the quarter ended September 27, 2009 was $40,000.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of September 27, 2009, there were no outstanding loans under the revolving credit facility.  As of September 27, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009, of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended September 27, 2009, the average rate was approximately 3.8%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended September 27, 2009.

•

With the acquisition of Pensar and the term loan associated with the purchase, the Company’s exposure to variable interest rates has increased.  This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $199,000 at September 27, 2009 and $238,000 at June 28, 2009.

 The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$8,123
2011	12,068
2012	25,258
2013	---
2014	---

Total	$45,449

The following table shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt

(in thousands)

	September 27,	June 28,
	2009	2009

Stockholders’ equity	$105,804	$103,151
Total debt	45,449	45,488

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009, incorporated herein by reference.

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with FASB Accounting Standards Codification (“ASC”) Topic 605-35 (formerly the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”)).  The percentage of total revenue recognized from contracts under the percentage of completion method is generally 40-60% of total revenue in any given quarter.   These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

 The Company also sells products under purchase agreements, supply contracts and purchase orders that are not within the scope of ASC Topic 605-35. The Company provides goods from continuing production over a period of time.  The Company builds units to the customer specifications based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.

Therefore, revenue for contracts within the scope of ASC Topic 605-35 and for those not within the scope of ASC Topic 605-35 is recognized when title transfers, which is usually upon shipment or completion of the service.

However, the cost of sales recognized under both contract types is determined differently.   The percentage-of-completion method for contracts that are within the scope of ASC Topic 605-35 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period times the estimated contract gross profit margin. Thus, if no changes to estimates were made, the procedure results in every dollar of earned revenue having the same cost of earned revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for in accordance with ASC Topic 605-35.

The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as required over the life of the contract.  Any revisions to the estimated total cost are accounted for as a change of an estimate.  A cumulative catch up adjustment is recorded in the period of the change of the estimated costs to complete the contract.  Therefore, cost of sales and gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) an entry to record the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.  Cumulative adjustments are reported as a component of cost of sales.

For contracts accounted for in using the percentage of completion method, management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of costs through completion is complicated and subject to many variables. Total contract cost estimates are largely based on negotiated or estimated material costs, historical labor performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, performance trends, asset utilization, and anticipated labor rates.

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

This method of recording costs for contracts under ASC Topic 605-35 is equivalent to Alternative A as described in paragraph 35 of ASC Topic 605-35.

The contracts that are not subject to percentage of completion accounting are not subject to estimated costs of completion.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The contract costs do not include any selling and administrative expenses. The Company generally performs the work under fixed price arrangements so the profit may be influenced by the accuracy of the estimates used at the time a particular job is bid, as reflected in the sales price for the product, including: material costs, inflation, labor costs (both hours and rates), complexity of the work, and asset utilization.

During fiscal year 2007, the Company entered into an agreement with an industrial customer to manufacture and supply certain parts. Consistent with guidance in ASC Topic 605-45, the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. For the three months ended September 27, 2009, the Company’s net sales recognized under this contract were $2.0 million related to the manufactured assemblies, and $65,000 related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of September 27, 2009, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $659,000.  The Company recognizes revenue for storage and other related services as the services are provided.

Inventories

Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under percentage of completion accounting are carried at the lower of cost or market value.

Inventoried costs relating to contracts accounted for under percentage of completion accounting are stated at the actual production cost, including overhead, tooling and other related non-recurring costs, incurred to date, reduced by the amounts identified with revenue recognized on units delivered. Selling and administrative expenses are not included in inventory costs.  Inventoried costs related to these contracts are reduced, as appropriate, by charging any amounts in excess of estimated realizable value to cost of sales.  The costs attributed to units delivered under these contracts are based on the estimated average cost of all units expected to be produced. This average cost utilizes, as appropriate, the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition.  In accordance with industry practice, inventories include amounts relating to long-term contracts that will not be realized in one year.  Since the inventory balance is dependent on the estimated cost at completion of a contract, inventory is impacted by all of the factors described in the Revenue Recognition and Cost of Sales section above.  Inventoried costs related to those contracts not accounted for under percentage of completion accounting are carried at the lower of cost or market.

In addition, management regularly reviews all inventory for obsolescence to determine whether any write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the three months ended September 27, 2009 and September 28, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $255,000 and $597,000, respectively.

 Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. Potential impairment of goodwill is assessed by comparing the carrying value of the reporting unit to its estimated fair value, which is measured using both a discounted cash flow analysis and a comparison of markets multiples for peer companies. If the carrying value of the reporting unit exceeds its fair value, an impairment loss may be required to be recorded. In addition to the annual impairment evaluation, the Company evaluates whether any triggering events have occurred, such as a significant decrease in expected cash flows or changes in market or other business conditions that may indicate a potential impairment of goodwill or other intangible assets. Also, the Company monitors its market capitalization as compared with the carrying value of the Company. During the fourth fiscal quarter ended June 28, 2009, the Company performed its annual impairment testing of goodwill and concluded that no impairment charges were required.

The Company estimates the fair value of its reporting units based on a combination of a market approach and an income approach. The market approach is based on market data for a group of guideline companies. The income approach is based on a discounted cash flow analysis. The discount rate used in this analysis is determined by management based on a weighted average cost of capital, which considers the risk inherent in the business. The estimate of cash flows and the discount rate are subject to change depending on the economic environment, including factors such as interest rates, expected returns in the equity markets, and business prospects for the end-markets served by the Company. The Company believes the market data used in the market approach and the estimated future cash flows and discount rate used in the income approach are reasonable; however, changes in estimates could materially affect the Company’s estimates of the fair value of the reporting units and therefore, the results of the Company’s impairment analysis.

Recently Adopted Accounting Standards

In December 2007, the FASB issued authoritative guidance regarding business combinations, which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 30, 2009. Adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance titled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued guidance, which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued guidance included which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company will adopt this guidance effective September 28, 2009. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In October 2009, the FASB issued guidance which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance effective June 28, 2010. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk
 No information has been included hereunder because the Company’s foreign sales in each of fiscal quarters ended September 27, 2009 and September 28, 2008, were less than 10% of total Company revenue. All foreign contracts are paid in U.S. dollars and the Company is not significantly exposed to foreign currency translation.  However, if the significance of foreign sales grows, management will monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
 As of September 27, 2009, the Company had $45.4 million in total debt.  Of the total debt, $35.0 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $449,000 is subject to a fixed rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $10.0 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $84,000 for one year.

Item 4.	Controls and Procedures.

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

Changes In Internal Controls
 During the three months ended September 27, 2009, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended June 28, 2009, includes “Risk Factors” under Item 1A of Part I. Except for the updated risk factors described below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

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
As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately $43.4 million, or approximately 22%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market or other business conditions may indicate potential impairment of recorded goodwill. If the current economic conditions continue to deteriorate, causing a decline in the Company’s stock price or expected cash flows, impairments to one or more businesses could occur in future periods whether or not connected to the annual impairment analysis. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.  Any related losses or required write-downs could have a material adverse effect on the Company’s financial results.

The Company is subject to various state and local regulations.
The Company’s operations are conducted in various state and local jurisdictions. Each of which has unique regulations and tax requirements. As Company operations change from time to time, compliance with each jurisdiction’s requirements, which also are changing in the current revenue constrained environment, becomes more difficult to administer. Failure to comply with all regulations exposes the Company to assessments of taxes, interest and penalties from these state and local jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

June 29, 2009 – July 26 2009	---	---	---	973,884

July 27, 2009 – August 23, 2009	---	---	---	973,884

August 24, 2009 – September 27, 2009	13,600	$10.14	13,600	986,400

Total	13,600	$10.14	13,600	986,400

(1)  Shares repurchased under resolution of the Board of Directors dated August 26, 2009, authorizing repurchase of up to 1,000,000 shares. This authorization expires on August 26, 2010.

Item 6.	Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBarge, Inc.

Date:	October 30, 2009
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer