Form 10-Q
period 2009-12-27
LABARGE INC
filed 2010-02-01
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 27, 2009
or
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of January 29, 2010: 15,889,054 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended December 27, 2009

Table of Contents

Part I		Financial Information

	Item 1.	Financial Statements.

Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

	Item 4.	Controls and Procedures.

Part II		Other Information

	Item 1A.	Risk Factors.
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 6.	Exhibits.

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Net sales	$69,000	$68,207	$132,155	$136,399

Costs and expenses:
Cost of sales	55,300	57,955	106,225	111,884
Selling and administrative expense	8,858	9,642	16,948	17,912
Interest expense	421	145	929	303
Other expense, net	15	6	39	16

Earnings before income taxes	4,406	459	8,014	6,284
Income tax expense	1,569	210	2,074	2,366

Net earnings	$2,837	$249	$5,940	$3,918

Basic net earnings per common share	$0.18	$0.02	$0.38	$0.26

Average common shares outstanding	15,756	15,451	15,750	15,343

Diluted net earnings per common share	$0.18	$0.02	$0.37	$0.24

Average diluted common shares outstanding	16,041	16,059	16,047	16,070

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per-share amounts)

	December 27, 2009	June 28, 2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,799	$4,297
Accounts and other receivables, net	34,841	37,573
Inventories	57,404	54,686
Prepaid expenses	1,169	1,090
Deferred tax assets, net	3,110	3,055

Total current assets	105,323	100,701

Property, plant and equipment, net of accumulated depreciation
of $33,350 at December 27, 2009 and $30,823 at June 28, 2009	30,348	30,624
Intangible assets, net	10,187	11,255
Goodwill, net	43,424	43,457
Other assets, net	4,872	4,798

Total assets	$194,154	$190,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,140	$6,162
Trade accounts payable	22,021	18,354
Accrued employee compensation	12,035	10,957
Other accrued liabilities	3,344	2,483
Cash advances from customers	2,802	6,738

Total current liabilities	51,342	44,694

Long-term advances from customers for purchase of materials	110	47
Deferred tax liabilities, net	2,516	1,885
Deferred gain on sale of real estate and other liabilities	1,614	1,732
Long-term debt	30,269	39,326

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at December 27, 2009 and June 28, 2009, including shares in treasury	160	160
Additional paid-in capital	14,432	14,700
Retained earnings	94,879	88,939
Accumulated other comprehensive loss	(237)	(141)
Less cost of common stock in treasury; 84,322 at December 27, 2009 and 56,765 at June 28, 2009	(931)	(507)

Total stockholders’ equity	108,303	103,151

Total liabilities and stockholders’ equity	$194,154	$190,835

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Six Months Ended

	December 27, 2009	December 28, 2008

Cash flows from operating activities:
Net earnings	$5,940	$3,918
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	4,516	2,765
Loss on disposal of property, plant and equipment	44	---
Amortization of deferred gain on sale of real estate	(240)	(241)
Stock-based compensation	703	575
Other than temporary impairment of investment	---	19
Deferred taxes	576	(3,120)
Changes in assets and liabilities:
Accounts and other receivables, net	2,735	11,218
Inventories	(2,698)	11,200
Prepaid expenses	(79)	97
Trade accounts payable	3,472	(7,477)
Accrued liabilities	1,570	(3,276)
Cash advances from customers	(3,872)	(2,391)

Net cash provided by operating activities	12,667	13,287

Cash flows from investing activities:
Acquisition of Pensar, net of cash acquired	---	(44,802)
Additions to property, plant and equipment	(2,612)	(3,280)
Proceeds from disposal of property, equipment and
other assets	14	10
Additions to other assets and intangibles	(487)	(592)

Net cash used by investing activities	(3,085)	(48,664)

Cash flows from financing activities:
Borrowings on revolving credit facility	850	35,375
Payments of revolving credit facility	(850)	(40,025)
Borrowings of long-term debt	---	42,014
Repayments of long-term debt	(4,080)	(1,577)
Payment of debt issuance costs	---	(274)
Excess tax benefits from stock option exercises	387	3,029
Remittance of minimum taxes withheld as part of
net settlements of share-based payments	(841)	(3,566)
Issuance of treasury stock	140	453
Purchase of treasury stock	(686)	(3)

Net cash (used) provided by financing activities	(5,080)	35,426

Net increase in cash and cash equivalents	4,502	49
Cash and cash equivalents at beginning of period	4,297	1,646

Cash and cash equivalents at end of period	$8,799	$1,695

See accompanying Notes to Consolidated Financial Statements.
LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of December 27, 2009, the related consolidated statements of income for the three and six months ended December 27, 2009 and December 28, 2008, and the related consolidated statements of cash flows for the six months ended December 27, 2009 and December 28, 2008, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The Company performed an evaluation of subsequent events through January 29, 2010, the date on which the financial statements were issued, and determined no subsequent events had occurred which would require changes to its accounting or disclosures. The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. For the six months ended December 28, 2008, the Company revised its presentation of cash flows from the purchase of treasury stock, the issuance of treasury stock and the remittance of minimum taxes withheld as a part of net settlements of share-based payments. The total net cash flow provided by financing activities did not change nor did this impact any other presented financial information. The impact of the revision was not considered material to the previously issued financial statements.

During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009.  The Company determined that the amounts that related to prior fiscal years were immaterial to all prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the six-months ended December 27, 2009, which had a $0.04 impact on basic and diluted earnings per share. The Company anticipates that the impact on full-year net earnings for fiscal year 2010 will be immaterial.

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company adopted this guidance effective September 28, 2009. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued authoritative guidance regarding business combinations, which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 29, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance titled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance, which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance in the first quarter of fiscal year 2010 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance effective June 28, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The purchase price for the net assets acquired was $45.4 million. The purchase agreement includes an earn-out provision based on Pensar attaining certain financial targets for the periods ending June 28, 2009, and June 27, 2010.  The financial targets for the period ended June 28, 2009, were not met and no additional consideration has been paid. If the financial targets are met for the 18 months ending June 27, 2010, the sellers would receive additional consideration of $2.2 million.

For the three and six months ended December 27, 2009, Pensar’s sales were $15.7 million and $25.9 million, respectively. Net earnings attributable to Pensar for the three and six months ended December 27, 2009 were $372,000 ($0.02 per share) and $289,000 ($0.02 per share), respectively.

3.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Sales	$69,103	$68,361	$132,397	$136,831
Less sales discounts	103	154	242	432

Net sales	$69,000	$68,207	$132,155	$136,399

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports exceeded 10% of total sales in the quarter ended December 27, 2009, for the first time. This was due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars; and therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Customer Information

The Company’s top three customers and their relative contributions to net sales for the fiscal quarter ended December 27, 2009, were as follows:  Owens-Illinois, Inc., $10.0 million (14.5%); American Superconductor Corporation, $7.1 million (10.3%); and Raytheon Company, $6.4 million (9.2%).  This compares with Owens-Illinois, Inc., $10.1 million (14.8%); Schlumberger Ltd., $8.0 million (11.7%); and Northrop Grumman, $6.8 million (9.9%); for the fiscal quarter ended December 28, 2008.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	December 27,	June 28,
	2009	2009

Billed shipments	$32,462	$35,269
Less allowance for doubtful accounts	360	350

Trade receivables, net	32,102	34,919
Other current receivables	2,739	2,654

Total	$34,841	$37,573

Included in accounts receivable at December 27, 2009, and June 28, 2009, was $386,000 and $791,000, respectively, of receivables due directly from the U.S. Government and $15.8 million and $13.8 million, respectively, due from customers related to contracts with the U.S. Government.

At December 27, 2009, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $4.7 million (14.4%), $4.4 million (13.6%), and $2.9 million (8.9%). This compares with $6.2 million (17.5%), $3.4 million (9.7%), and $2.6 million (7.3%) at June 28, 2009.

Other current receivables for the fiscal quarters ended December 27, 2009, and June 28, 2009, included an income tax receivable of $2.7 million and $2.2 million, respectively. Included in the income tax receivable at December 27, 2009, was $1.2 million due from state income tax refunds for fiscal year 2006 through fiscal year 2009. Please refer to Note 1 to the Consolidated Financial Statements.

5.	INVENTORIES

Inventories consist of the following:

(in thousands)

	December 27,	June 28,
	2009	2009

Raw materials	$37,143	$38,902
Work in progress	5,274	3,768
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	11,896	9,296
Finished goods	3,091	2,720

Total	$57,404	$54,686

For the quarters ended December 27, 2009, and December 28, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $296,000 and $260,000, respectively. For the six months ended December 27, 2009, and December 28, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $551,000 and $857,000, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy recognized in the second quarter of fiscal 2009 as discussed in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	December 27,	June 28,
	2009	2009

Production costs of goods currently in process (1)	$11,622	$9,115
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	369	621
Unrecovered costs subject to future
negotiation	199	69
Reserve for contracts with estimated costs in
excess of contract revenues	(294)	(509)

    Total inventoried costs
	$11,896	$9,296

    (1)    Selling and administrative expenses are not included in inventory costs.

Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.

The inventoried costs relating to long-term contracts includes unrecovered costs of $199,000 and $69,000 at December 27, 2009, and June 28, 2009, respectively, which are subject to future determination through negotiation or other procedures not complete at December 27, 2009. In the opinion of management, these costs will be recovered by contract modification.

The Company records a loss reserve when the estimated costs of a contract exceed the net realizable value of such contract.  The Company currently has two contracts that generate the majority of the loss reserves.  Both contracts are fixed-price contracts where the Company underestimated the materials cost and the inflation in commodity prices when the contracts were bid.  The Company has recorded a reserve equal to the amount that estimated costs are expected to exceed the net realizable revenue over the term of the contract. The decrease in the reserves from June 28, 2009, to December 27, 2009, is a result of shipments on the two contracts described above.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

(in thousands)

	December 27,	June 28,
	2009	2009

Software	$5,502	$5,133
Less accumulated amortization	4,284	3,972

Net software	1,218	1,161

Customer list	13,070	13,070
Less accumulated amortization	4,567	3,679

Net customer list	8,503	9,391

Employee agreements	950	950
Less accumulated amortization	484	247

Net employee agreements	466	703

Total intangible assets, net	$10,187	$11,255

Intangible assets are amortized over a period ranging from two to eight years.  Amortization expense for intangible assets was $737,000 for the three months ended December 27, 2009, compared with $292,000 for the three months ended December 28, 2008. The increase is attributable to the amortization of the customer list and employee agreements associated with the Pensar Acquisition. Amortization expense for the six months ended December 27, 2009, and December 28, 2008, were $1.4 million and $527,000, respectively.

The Company anticipates that amortization expense will approximate $2.8 million for fiscal year 2010, $2.2 million for fiscal year 2011, $2.0 million for fiscal year 2012, $1.7 million for fiscal year 2013 and $1.7 million for fiscal year 2014.

7.	GOODWILL

Goodwill is summarized as follows:

(in thousands)

	December 27,	June 28,
	2009	2009

Goodwill	$43,624	$43,657
Less accumulated amortization	200	200

Net goodwill	$43,424	$43,457

Impairment is tested annually in the fourth quarter of each fiscal year, or more frequently if events or circumstances change. The purchase price allocation related to the Pensar acquisition was revised during the six months ended December 27, 2009 by $33,000, primarily for a change in estimated fair value of inventory acquired.
8.	OTHER ASSETS

Other assets consist of the following:

(in thousands)

	December 27,	June 28,
	2009	2009

Cash value of life insurance	$4,642	$4,482
Deposits, licenses and other, net	6	47
Deferred financing costs, net	188	233
Other	36	36

Total	$4,872	$4,798

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:

(dollars in thousands)

	December 27,		June 28,
	2009		2009

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$	---	$ ---
Interest rate at period-end	3.75%		4.0%
Average amount of short-term borrowings
outstanding during period		$5	$2,206
Average interest rate for period	3.79%		4.10%
Maximum short-term borrowings at
any month-end	$	---	$5,875

Senior long-term debt:
Term loan	$41,000		$45,000
Other	409		488

Total senior long-term debt	41,409		45,488
Less current maturities	11,140		6,162

Long-term debt, less current maturities		$30,269	$39,326

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, which was amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 27, 2009, there were no outstanding loans under the revolving credit facility.  As of December 27, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended December 27, 2009, the average rate was approximately 3.6%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended December 27, 2009.

•	The Company’s exposure to variable interest rates has increased. This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

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
On September 30, 2009 the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the three and six months ended December 27, 2009 was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of December 27, 2009.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of December 27, 2009.

At December 27, 2009, the Company recorded a liability of $353,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $237,000 (net of deferred income tax effects of $116,000) relating to the fair value of the interest rate swap contract.

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of December 27, 2009

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$353	$	---	$353

	$	---	$353	$	---	$353

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $159,000 at December 27, 2009, and $238,000 at June 28, 2009.

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$4,082
2011	12,069
2012	25,258
2013	---
2014	---

Total	$41,409

10.	CASH FLOWS

Total cash payments for interest for the three months ended December 27, 2009, and December 28, 2008, amounted to $452,000 and $130,000, respectively. Total cash payments for interest for the six months ended December 27, 2009 and December 28, 2008, amounted to $927,000 and $262,000, respectively. Total cash payments for federal and state income taxes for the three months ended December 27, 2009, and December 28, 2008, amounted to $1.5 million and $3.1 million, respectively. Total cash payments for federal and state income taxes for the six months ended December 27, 2009, and December 28, 2008, amounted to $1.5 million and $3.1 million, respectively.
11.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Net earnings	$2,837	$249	$5,940	$3,918
Other comprehensive loss	23	---	96	---

Comprehensive income	$2,814	$249	$5,844	$3,918

The other comprehensive loss of $23,000 and $96,000 recognized in the three and six months ended December 27, 2009, represents the result of the changes in the fair value of the interest rate swap agreement described in Note 9 to the Consolidated Financial Statements. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Net earnings	$2,837	$249	$5,940	$3,918

Basic net earnings per common share	$0.18	$0.02	$0.38	$0.26

Diluted net earnings per common share	$0.18	$0.02	$0.37	$0.24

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

Basic and diluted shares are computed as follows:

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Average common shares
outstanding - basic	15,756	15,451	15,750	15,343
Dilutive options and nonvested shares	285	608	297	727

Adjusted average common shares
outstanding - diluted	16,041	16,059	16,047	16,070

All stock options outstanding and nonvested shares at December 27, 2009, and December 28, 2008, were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the current fiscal year.

13.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at December 27, 2009, include stock options, restricted stock and performance units.

For the three months ended December 27, 2009, total stock-based compensation was $395,000 ($248,000 after-tax), equivalent to earnings per basic and diluted shares of $0.02.  For the six months ended December 27, 2009, total stock-based compensation was $703,000 ($444,000 after-tax), equivalent to earnings per basic and diluted shares of $0.03. For the three and six months ended December 28, 2008, total stock-based compensation was $3,000 ($2,000 after-tax), and $575,000 ($355,000 after-tax), respectively, and was equivalent to earnings per basic and diluted share of $0.00 and $0.02, respectively. Stock-based compensation was lower for the three and six months ended December 28, 2008, as the Company did not achieve the financial goals tied to fiscal year 2009 performance units.

As of December 27, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $307,000 pretax, to be recognized over the remainder of the fiscal year. At December 28, 2008, the total unrecognized compensation expense related to nonvested awards, including stock options, performance units and nonvested shares, was $1.1 million pretax, and the period over which it was expected to be recognized was 1.3 years.

Stock Options

A summary of the activity in the Company’s Plans during the six months ended December 27, 2009, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value of Granted Options

Outstanding at June 28, 2009	584,539	$4.97	584,539	$4.97

Exercised	140,687	$2.85

Outstanding at September 27, 2009	443,852	5.64	443,852	$5.64	---

Exercised	9,000	8.54	---	---

Outstanding at December 27, 2009	434,852	$5.58	434,852	$5.58	---

The following table summarizes information about stock options outstanding and exercisable as of December 27, 2009:
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	113,400	1.9	$2.85	$1,004
$3.01 – 5.96	127,800	3.8	3.52	1,045
$5.97 – 8.54	193,652	4.9	8.54	612

	434,852	3.8	$5.58	$2,661

The intrinsic value of a stock option is the amount by which the December 27, 2009 market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the three months ended December 27, 2009 and December 28, 2008 was $18,000 and $8.2 million respectively. For the six months ended December 27, 2009 and December 28, 2008, the total intrinsic value of stock options exercised was $1.1 million and $8.2 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three and six months ended December 27, 2009.

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

Upon achievement of the performance goals, shares are awarded in the employee’s name but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled. Awards vest on the last day of the second fiscal year following the end of the performance period.

A summary of the activity of the Company’s nonvested shares during the three and six months ended December 27, 2009, is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 28, 2009	141,923	$13.00

Issued	---	---
Vested	---	---
Forfeited	---	---

Nonvested shares at December 27, 2009	141,923	$13.00

For the quarters ended December 27, 2009, and December 28, 2008, compensation expense related to the LTIP was $395,000, and $(22,000), respectively.

For the six months ended December 27, 2009, and December 28, 2008, compensation expense related to the LTIP was $703,000 and $529,000, respectively.
LaBARGE, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Forward-looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found throughout the report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including those described in our most recent Annual Report on Form 10-K and as may be updated from time to time in the Company’s filings with U.S. Securities and Exchange Commission (“SEC”). These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. We expressly decline any obligation to publicly revise any forward-looking statements that have been made to reflect the occurrence of events after the date of this report.

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

The Company employs approximately 1,450 people, including approximately 1,230 people who provide support for production activities (including assembly, testing and engineering) and approximately 220 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.

The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues and profit levels are impacted primarily by the volume of shipments in the particular period.

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

The Company has a centralized sales organization. The selling and marketing personnel have a customer and prospective customer focus, and are not limited to exclusively developing a specific end market.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 5, 2009, the Eclipse bankruptcy was converted to Chapter 7 liquidation. The Eclipse bankruptcy has had certain impacts on the Company’s financial results for the three and six months ended December 28, 2008, as discussed in more detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the Eclipse bankruptcy, the Company recorded additional cost of sales expense of $4.2 million to adjust inventory originally valued at $4.6 million to the lower of cost or market value during the three months ended December 28, 2008. The remaining inventory was valued at $422,000, which the Company recovered by June 28, 2009, by selling some items to brokers and returning some items to the vendor. As of June 28, 2009, the value of inventory related to Eclipse was zero.

In addition, the Company recorded additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to reserve for the receivables due to the Company from Eclipse. These receivables were written off against the reserve account in the quarter ended March 29, 2009.

Results of Operations – Three and Six Months Ended December 27, 2009

Backlog

(in thousands)

		December 27,	June 28,
	Change	2009	2009

Defense	$ 505	$113,985	$113,480
Natural resources	3,669	18,138	14,469
Medical	621	21,173	20,552
Industrial	9,933	22,263	12,330
Commercial aerospace	(648)	2,607	3,255
Other	(1,560)	2,362	3,922

Total backlog	$12,520	$180,528	$168,008

Backlog at December 27, 2009, increased $12.5 million from June 28, 2009.  The $3.7 million increase in natural resources backlog is primarily related to bookings in the wind power generation sector.  Backlog growth in the industrial market of $9.9 million is primarily related to stronger bookings of electronic assemblies used in high-performance semiconductor test equipment and systems of $3.6 million and additional bookings for capital equipment used in glass container fabrication systems of $5.2 million.

As of December 27, 2009, approximately $22.0 million of the Company’s backlog is scheduled to ship beyond the following 12 months, pursuant to the shipment schedules of the contracts that comprise backlog.  This compares with $22.9 million as of June 28, 2009.

Net Sales

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Defense	$29,942	$33,656	$60,799	$64,844
Industrial	14,775	12,435	25,755	27,049
Natural resources	13,860	13,745	23,799	24,919
Medical	6,918	4,187	13,770	8,915
Commercial aerospace	746	1,698	2,613	4,772
Other	2,759	2,486	5,419	5,900

Total net sales	$69,000	$68,207	$132,155	$136,399

The Pensar acquisition, described in Note 2 to the Consolidated Financial Statements, contributed $15.7 million of net sales to the fiscal 2010 second quarter, compared with $193,000 of net sales in the fiscal 2009 second quarter.  The net sales for the Company, excluding the impact of the Pensar acquisition, decreased $14.7 million from the comparable period a year earlier, due primarily to the overall economic downturn.  Medical sales increased $2.7 million from the year-ago period due to the acquisition of Pensar, which contributed $4.1 million of sales in the quarter ended December 27, 2009.  Excluding the acquisition of Pensar, sales to natural resources customers decreased $7.2 million versus the comparable period a year earlier due to lower demand from customers as a result of lower end market demand in the mining and oil and gas industries.  Sales to the defense market decreased $3.7 million versus the year-ago period.

The Pensar acquisition, described in Note 2 to the Consolidated Financial Statements, contributed $25.9 million of net sales in the six months ended December 27, 2009, compared with $193,000 of net sales in the six months ended December 28, 2008.  For the six months ended December 27, 2009, excluding the impact of the Pensar acquisition, sales decreased $29.9 million versus the comparable period a year earlier.  The overall economic downturn was the primary contributor to the sales decline.  Excluding the impact of the Pensar acquisition, sales to defense customers decreased $4.0 million; sales to natural resources customers decreased $11.7 million; and sales to industrial customers decreased $6.0 million versus the year ago period.  In addition, excluding the impact of the Pensar acquisition, sales to commercial aerospace customers decreased $2.1 million; sales to medical customers decreased $2.7 million; and sales to other customers decreased $3.4 million versus the year-ago period.  The decrease in sales to other markets was primarily due to the December 2008 completion of a large multi-year contract for baggage scanning equipment.

Sales to the Company’s 10 largest customers represented 63% of total revenue for the three months ended December 27, 2009, versus 73% for the same period in fiscal 2009.  The Company’s top three customers and their relative contributions to fiscal 2010 second-quarter net sales were Owens Illinois, Inc., 14.5%; American Superconductor Corporation, 10.3%; and Raytheon Company, 9.2%.  The Company’s top three customers and their relative contributions to fiscal 2009 second-quarter sales were Owens Illinois, Inc., 14.8%; Schlumberger Ltd., 11.7%; and Northrop Grumman, 9.9%.

Cost of Sales and Gross Profit

(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Cost of sales	$55,300	$57,955	$106,225	$111,884
Percent of net sales	80.1%	85.0%	80.4%	82.0%
Gross profit	13,700	10,252	25,930	24,515
Gross profit margin	19.9%	15.0%	19.6%	18.0%

Cost of sales for the three months ended December 27, 2009, declined $2.7 million and gross profit increased $3.4 million from the comparable period a year earlier.  One of the primary drivers of the decrease in cost of sales was the $4.2 million write-down of inventory related to the Eclipse bankruptcy during the three months ended December 28, 2008, which is discussed in the Overview section.

The acquisition of Pensar added cost of sales of $13.9 million and gross profit of $1.8 million to the quarter ended December 27, 2009, compared with cost of sales of $216,000 and gross profit of ($23,000) in the quarter ended December 28, 2008.  The Company acquired Pensar on December 22, 2008; and therefore, cost of sales and gross profit for the quarter ended December 27, 2009 includes the results of Pensar for a full quarter, compared with one week of results included in the quarter ended December 28, 2008.  Excluding the Pensar operation and the one-time write-down of the Eclipse inventory, gross profit margin would have been 22.5%, an increase of 120 basis points, over the same period in fiscal year 2009.

For the three months ended December 27, 2009, gross profit was positively impacted by $369,000 for the payment of a claim on a contract completed in the quarter ended March 29, 2009.  This represents the final settlement of this claim.

Cost of sales for the six months ended December 27, 2009, declined $5.7 million and gross profit increased $1.4 million from the six months ended December 28, 2008.  One of the primary drivers of the decrease in cost of sales was the $4.2 million write-down of inventory related to the Eclipse bankruptcy, which is discussed in the Overview section.

The acquisition of Pensar added cost of sales of $23.0 million and gross profit of $2.8 million to the six months ended December 27, 2009, compared with cost of sales of $216,000 and gross profit of ($23,000) in the six months ended December 28, 2008.  The Company acquired Pensar on December 22, 2008; and therefore, the results for the six months ended December 27, 2009 include the results of Pensar for six months, compared with one week of results in the six months ended December 28, 2008.  Excluding the Pensar operation and the one-time write down of the Eclipse inventory, gross profit margin would have been 21.9%, an increase of 80 basis points over the same period in fiscal year 2009.

For the six months ended December 27, 2009, gross profit was positively impacted by $596,000, for the payment of a claim on a contract completed in the third quarter of fiscal year 2009.  This represents the final settlement of this claim.

Selling and Administrative Expense

(dollars in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Selling and administrative expense	$8,858	$9,642	$16,948	$17,912
Percent of net sales	12.8%	14.1%	12.8%	13.1%

Selling and administrative expense decreased by $784,000 for the three months ended December 27, 2009, compared with the three months ended December 28, 2008.  This is primarily the result of additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to reserve for the receivables due to the Company from Eclipse, which is discussed in more detail in the Overview section.  As a result of the write-downs related to Eclipse, the Company also lowered accrued incentive compensation by $1.8 million in the three months ended December 28, 2008.  As a result, incentive compensation is $2.2 million higher in the three months ended December 27, 2009, compared with the three months ended December 28, 2008.  The decrease in selling and administrative expense for the Eclipse related write-offs is offset by the Pensar acquisition which added $1.0 million to selling and administrative expense for the three months ended December 27, 2009, compared with $71,000 of expense for Pensar in the three months ended December 28, 2008.

Selling and administrative expense decreased by $964,000 for the six months ended December 27, 2009, compared with the six months ended December 28, 2008.  This is primarily the result of additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to reserve for the receivables due to the Company from Eclipse, which is discussed in more detail in the Overview section.  As a result of the write-downs related to Eclipse, the Company also lowered accrued incentive compensation by $1.8 million in the six months ended December 28, 2008.  As a result, incentive compensation is $1.6 million higher in the six months ended December 27, 2009, compared with the six months ended December 28, 2008.  The decrease in selling and administrative expense for the Eclipse related write-offs is offset by the Pensar acquisition which added $1.9 million to selling and administrative expenses for the six months ended December 27, 2009, compared with $71,000 of expense for Pensar in the three months ended December 28, 2008.  In addition, the Company experienced lower employee relocation expenses of $124,000, and lower travel costs of $169,000.  Selling and administrative expenses were also reduced by $134,000 for the temporary suspension of the Company’s 401(k) matching contribution and the employee stock purchase plan.

Interest Expense

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Interest expense	$421	$145	$929	$303

Interest expense increased for the three and six months ended December 27, 2009, from the three and six months ended December 28, 2008, due to higher average debt levels as a result of borrowings to finance the Pensar acquisition.

Income Tax Expense

(in thousands)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Tax expense	$1,569	$210	$2,074	$2,366

The estimated annual effective income tax rate for the three and six months ended December 27, 2009 was 36.8%, compared with 38.7% for both the three and six months ended December 28, 2008.  The income tax expense recorded for the three and six months ended December 27, 2009, was also impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1 of the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Six Months Ended
	December 27,	December 28,
	2009	2008

Net cash provided by operating activities	$12,667	$13,287
Net cash provided (used) by investing activities	(3,085)	(48,664)
Net cash provided (used) by financing activities	(5,080)	35,426

Net increase in cash and cash equivalents	$4,502	$49

The Company’s operations generated $12.7 million of cash in the six months ended December 27, 2009, compared with $13.3 million in the six months ended December 28, 2008. The Pensar acquisition generated positive operating cash flow of $1.5 million for the six months ended December 27, 2009. The primary driver of the $2.2 million lower operating cash flow, excluding the impact of Pensar cash flow, in the six months for fiscal 2010 versus the same period a year earlier was a $37.4 million reduction in cash received from customers (excluding Pensar customers) due to lower sales levels in the fiscal 2010 first and second quarters, compared with the same fiscal periods in the prior year.  The lower receipts were offset by a $22.7 million reduction in disbursements for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume for the six months ended December 27, 2009, exclusive of the Pensar acquisition, and a reduction of purchases of long-lead materials.  In addition, the cash used for payroll-related expenditures decreased by $7.8 million in the six months ended December 27, 2009, compared with the six months ended December 28, 2008. Also, net income tax payments were $1.6 million lower in the six months ended December 27, 2009, versus the same period in fiscal year 2009.

The $45.6 million decrease in cash used by the Company’s investing activities in the six months ended December 27, 2009 versus the three and six months ended December 28, 2008 was driven by the $44.8 million investment in the Pensar acquisition made in the second fiscal quarter of fiscal year 2009. Capital expenditures were $2.6 million in the six months ended December 27, 2009.  These expenditures relate primarily to facility improvements at the Houston, Joplin and Tulsa plants. Capital expenditures were $3.3 million for equipment in the six months ended December 28, 2008, primarily related to the Company’s $2.5 million purchase of the Tulsa manufacturing facility, which had been leased in prior years.

The $40.5 million decrease in cash provided by financing activities in the six months ended December 27, 2009 versus the six months ended December 28, 2008 is due to the fact that in the fiscal 2009 second quarter, the Company borrowed $42.9 million to acquire the assets of Pensar.  The Company had no short-term debt outstanding at the beginning of the quarter ended December 27, 2009.  In addition, the Company made long-term debt payments during the quarter ended December 27, 2009 of $4.0 million.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, which was amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of December 27, 2009, there were no outstanding loans under the revolving credit facility.  As of December 27, 2009, letters of credit issued were $1.1 million, leaving an aggregate of $28.9 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended December 27, 2009, the average rate was approximately 3.6%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended December 27, 2009.

•	The Company’s exposure to variable interest rates has increased. This variability and market volatility creates a level of uncertainty in interest payments on a period-to-period basis.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $159,000 at December 27, 2009 and $238,000 at June 28, 2009.

 The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$4,082
2011	12,069
2012	25,258
2013	---
2014	---

Total	$41,409

The following table shows LaBarge’s equity and total debt positions:

Stockholders’Equity and Debt

(in thousands)

	December 27,	June 28,
	2009	2009

Stockholders’ equity	$108,303	$103,151
Total debt	41,409	45,488

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended December 27, 2009 and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

However, the cost of sales recognized under both contract types is determined differently.   The percentage-of-completion method for contracts that are within the scope of ASC Topic 605-35 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period multiplied by the estimated contract gross profit margin. Thus, if no changes to estimates were made, the procedure results in every dollar of earned revenue having the same cost of earned revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for in accordance with ASC Topic 605-35.

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

For contracts accounted for using the percentage of completion method, management’s estimates of material, labor and overhead costs on long-term contracts are critical to the Company.  Due to the size, length of time and nature of many of our contracts, the estimation of costs through completion is complicated and subject to many variables. Total contract cost estimates are largely based on negotiated or estimated material costs, historical labor performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, performance trends, asset utilization, and anticipated labor rates.

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

During fiscal year 2007, the Company entered into an agreement with an industrial customer to manufacture and supply certain parts. Consistent with guidance in ASC Topic 605-45, the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. For the three and six months ended December 27, 2009, the Company’s net sales recognized under this contract were $2.7 million and $4.7 million, respectively, related to the manufactured assemblies, and $163,000 and $228,000, respectively, related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of December 27, 2009, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $491,000.  The Company recognizes revenue for storage and other related services as the services are provided.

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

In addition, management regularly reviews all inventory for obsolescence to determine whether any write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the quarters ended December 27, 2009 and December 28, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $296,000 and $260,000, respectively. For the six months ended December 27, 2009 and December 28, 2008, expense for obsolete or slow-moving inventory charged to income before income taxes was $551,000 and $857,000, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy recognized in the second quarter of fiscal 2009 as discussed in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment on an annual basis on the first day of June of each fiscal year, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Potential impairment of goodwill is assessed by comparing the carrying value of the reporting unit to its estimated fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss may be required to be recorded. In addition to the annual impairment evaluation, the Company evaluates whether any triggering events have occurred, such as a significant decrease in expected cash flows or changes in market or other business conditions that may indicate a potential impairment of goodwill or other intangible assets. Also, the Company monitors its market capitalization compared with the carrying value of the Company.

The Company estimates the fair value of its reporting units based on a combination of a market approach and an income approach. The market approach is based on market data for a group of guideline companies. The income approach is based on a discounted cash flow analysis. The discount rate used in this analysis is determined by management based on a weighted average cost of capital, which considers the risk inherent in the business. The estimate of cash flows and the discount rate are subject to change depending on the economic environment, including factors such as interest rates, expected returns in the equity markets, and business prospects for the end-markets served by the Company.  The Company estimates the future cash flows for its reporting units using reasonable and appropriate assumptions, including among others, revenue growth rates and expected operating margins, working capital growth needs and capital expenditures.  These assumptions are derived based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the electronic manufacturing services industry.  The Company believes the market data used in the market approach and the estimated future cash flows and discount rate used in the income approach are reasonable; however, changes in estimates could materially affect the Company’s estimates of the fair value of the reporting units and therefore, the results of the Company’s impairment analysis.

During the fourth fiscal quarter ended June 28, 2009, the Company performed its annual impairment testing of goodwill and concluded that no impairment charges were required. Goodwill is recorded at three of the Company’s reporting units.  Based on the annual impairment analysis performed on June 1, 2009, the Company determined that the fair value of two of the reporting units, which represented $24.2 million of the total goodwill recorded, were substantially in excess of the carrying value of the reporting units.

The remaining reporting unit, which was acquired in December 2008, had goodwill of $19.2 million at June 1, 2009.  The fair value of this reporting unit exceeded the carrying value of this unit by approximately 15%.  The estimates and assumptions made in the Company’s valuation are inherently subject to significant uncertainties, many of which are beyond its control and there is no assurance that these results can be achieved.  The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, expected operating margins, working capital requirements and the discount rate utilized.

As of December 27, 2009, the consolidated goodwill balance is $43.4 million.  During the interim period ended December 27, 2009, the Company evaluated whether a triggering event occurred which would require a detailed test of goodwill for impairment as of an interim date.  The Company determined based on the financial performance of each reporting unit to-date in fiscal year 2010, as well as the Company’s internal forecast information, that there was no evidence of a significant change in the business climate and no evidence of any other triggering event.  Consequently, the Company will continue to evaluate whether any triggering events occurs during interim periods through the date of the annual impairment test as of June 1, 2010.

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

Recently Adopted Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued guidance, which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company adopted this guidance effective September 28, 2009. The adoption of this guidance did not have a material impact on its financial statements.

In December 2007, the FASB issued authoritative guidance regarding business combinations, which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 29, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance titled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance, which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have amaterial impact on its financial statements.

In June 2008, the FASB issued guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The adoption of this guidance in the first quarter of fiscal year 2010 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In October 2009, the FASB issued guidance, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this guidance effective June 28, 2010. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk
The Company is not significantly exposed to transactions denominated in foreign currencies.  However, if the significance of foreign currency exposure grows, management will monitor whether it would be appropriate to use foreign currency risk management instruments to mitigate any exposures.

Interest Rate Risk
As of December 27, 2009, the Company had $41.4 million in total debt.  Of the total debt, $30.3 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $409,000 is subject to a fixed rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $10.7 million is subject to fluctuation. If interest rates increased 1.0%, the additional interest cost to the Company would be approximately $80,000 for one year.

Item 4.	Controls and Procedures.

Evaluation Of Disclosure Controls And Procedures

 Management, under the supervision and with the participation of the Company’s Chief Executive Officer and President, and the Company’s Vice President and Chief Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this report.

Based on such review and evaluation, the Company’s Chief Executive Officer and President and Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and President and Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Controls

 During the three months ended December 27, 2009, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In addition, the Company generally makes sales under purchase orders that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the industries the Company serves could result in customer requests for rescheduling or cancellation of contractual orders. Some of the Company’s contracts have specific provisions relating to schedule and performance and failure to deliver in accordance with such provisions could result in cancellations, modifications, rescheduling and/or penalties, in some cases at the customers’ convenience and without prior notice. While the Company normally recovers its direct and indirect costs, if the Company experiences such cancellations, modifications, or rescheduling that cannot be replaced in a timely fashion; this could have a material adverse effect on the Company’s financial results.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs.

As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately $43.4 million, or approximately 22.0%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists.

 During the fourth fiscal quarter ended June 28, 2009, the Company performed its annual impairment testing of goodwill and concluded that no impairment charges were required. Goodwill is recorded at three of the Company’s reporting units.  Based on the annual impairment analysis performed on June 1, 2009, the Company determined that the fair value of two of the reporting units, which represented $24.2 million of the total goodwill recorded, were substantially in excess of the carrying value of the reporting units.

The remaining reporting unit, which was acquired in December 2008, had goodwill of $19.2 million at June 1, 2009.  The fair value of this reporting unit exceeded the carrying value of this unit by approximately 15%.  The estimates and assumptions made in the Company’s valuation are inherently subject to significant uncertainties, many of which are beyond its control and there is no assurance that these results can be achieved.  The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would significantly affect the measurement value include the assumptions regarding revenue growth, expected operating margins, working capital requirements and the discount rate utilized.

As of December 27, 2009, the goodwill balance is $43.4 million.  During the interim period ended December 27, 2009, the Company evaluated whether a triggering event occurred which would require a detailed test of goodwill for impairment as of an interim date.  The Company determined based on the financial performance of each reporting unit to-date in fiscal year 2010, as well as the Company’s internal forecast information, that there was no evidence of a significant change in the business climate and no evidence of any other triggering event.  Consequently, the Company will continue to evaluate whether any triggering events occurs during interim periods through the date of the annual impairment test as of June 1, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

September 28, 2009 – October 25, 2009	---	---	---	986,400

October 26, 2009 – November 22, 2009	40,582	$11.32	40,582	945,818

November 23, 2009 – December 27, 2009	7,700	$11.24	7,700	938,118

Total	48,282	$11.24	48,282	938,118

(1)  Shares repurchased under resolution of the Board of Directors dated August 26, 2009, authorizing repurchase of up to 1,000,000 shares. This authorization expires on August 26, 2010.

	Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on November 11, 2009.

At the meeting, Messrs. Helmkamp and LeGrand were elected as Class B Directors with terms expiring in 2012.  The votes with respect to each nominee and with respect to the other matter voted on by shareholders at the meeting are set forth below:

Proposal No. 1	Number of Votes FOR	Withheld Authority to Vote

  John G. Helmkamp, Jr.

	14,238,518		178,847

  Lawrence J. LeGrand

	14,239,127		178,238

	Proposal No. 2	FOR	AGAINST	ABSTAIN

	Ratification of KPMG LLP as Independent Registered Public Accountants	14,260,935	136,189	20,241
	There were no broker non-votes.

Item 6.	Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBarge, Inc.

Date:	January 29, 2010
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer