Form 10-Q
period 2010-03-28
LABARGE INC
filed 2010-04-30
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 28, 2010
or
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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of April 29, 2010: 15,801,982 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended March 28, 2010

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

Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Net sales	$74,735	$72,216	$206,890	$208,615

Costs and expenses:
Cost of sales	59,334	57,558	165,559	169,442
Selling and administrative expense	8,402	7,828	25,350	25,739
Interest expense	400	508	1,329	811
Other expense, net	(45)	4	(6)	20

Earnings before income taxes	6,644	6,318	14,658	12,603
Income tax expense	2,516	2,506	4,590	4,872

Net earnings	$4,128	$3,812	$10,068	$7,731

Basic net earnings per common share	$0.26	$0.24	$0.64	$0.50

Average common shares outstanding	15,710	15,656	15,737	15,447

Diluted net earnings per common share	$0.26	$0.24	$0.63	$0.48

Average diluted common shares outstanding	16,010	16,042	16,036	16,056

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share amounts)

	March 28, 2010	June 28, 2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,195	$4,297
Accounts and other receivables, net	43,139	37,573
Inventories	60,952	54,686
Prepaid expenses	1,204	1,090
Deferred tax assets, net	3,422	3,055

Total current assets	112,912	100,701

Property, plant and equipment, net of accumulated depreciation
of $34,845 at March 28, 2010 and $30,823 at June 28, 2009	29,587	30,624
Intangible assets, net	9,540	11,255
Goodwill, net	43,424	43,457
Other assets, net	5,074	4,798

Total assets	$200,537	$190,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$11,603	$6,162
Trade accounts payable	24,658	18,354
Accrued employee compensation	14,453	10,957
Other accrued liabilities	3,192	2,483
Cash advances from customers	3,035	6,738

Total current liabilities	56,941	44,694

Long-term advances from customers for purchase of materials	110	47
Deferred tax liabilities	2,573	1,885
Deferred gain on sale of real estate and other liabilities	1,555	1,732
Long-term debt	27,765	39,326

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at March 28, 2010 and June 28, 2009, including shares in treasury	160	160
Additional paid-in capital	14,499	14,700
Retained earnings	99,007	88,939
Accumulated other comprehensive loss	(253)	(141)
Less cost of common stock in treasury; shares of 158,357 at March 28, 2010 and 56,765 at June 28, 2009	(1,820)	(507)

Total stockholders’ equity	111,593	103,151

Total liabilities and stockholders’ equity	$200,537	$190,835

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Nine Months Ended

	March 28, 2010	March 29, 2009

Cash flows from operating activities:
Net earnings	$10,068	$7,731
Adjustments to reconcile net cash provided by
operating activities:
Loss on disposal of property, plant, and equipment	69	21
Depreciation and amortization	6,739	4,851
Amortization of deferred gain on sale of real estate	(361)	(360)
Stock-based compensation	843	854
Other than temporary impairment of investments	---	26
Deferred taxes	321	(1,794)
Changes in assets and liabilities:
Accounts and other receivables, net	(5,584)	12,129
Inventories	(6,246)	11,249
Prepaid expenses	(114)	(16)
Trade accounts payable	6,269	(3,452)
Accrued liabilities	3,830	(2,088)
Advance payments from customers	(3,639)	(3,708)

Net cash provided by operating activities	12,195	25,443

Cash flows from investing activities:
Acquisition, net of cash acquired	---	(44,947)
Additions to property, plant and equipment	(3,600)	(8,356)
Proceeds from disposal of property, equipment
and other assets	14	20
Additions to other assets and intangibles	(701)	(660)

Net cash used in investing activities	(4,287)	(53,943)

Cash flows from financing activities:
Borrowings on revolving credit facility	850	45,125
Payments of revolving credit facility	(850)	(55,625)
Borrowings of long-term debt	---	42,014
Repayments of long-term debt	(6,121)	(1,615)
Payment of debt issuance cost	---	(274)
Excess tax benefits from stock option exercises	387	3,044
Remittance of minimum taxes withheld as part of a
net share settlement of stock option exercises	(841)	(1,689)
Issuance of treasury stock	140	1,977
Purchase of treasury stock	(1,575)	(3,504)

Net cash (used in) provided by financing activities	(8,010)	29,453

Net (decrease) increase in cash and cash equivalents	(102)	953
Cash and cash equivalents at beginning of period	4,297	1,646

Cash and cash equivalents at end of period	$4,195	$2,599

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of March 28, 2010, the related consolidated statements of income for the three and nine months ended March 28, 2010 and March 29, 2009, and the related consolidated statements of cash flows for the nine months ended March 28, 2010 and March 29, 2009, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009.  The Company determined that the amounts related to prior fiscal years were immaterial to all prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the nine months ended March 28, 2010, which had a $0.04 impact on basic and diluted earnings per share. The Company anticipates that the impact on full-year net earnings for fiscal year 2010 will be immaterial.

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

The purchase price for the net assets acquired was $45.4 million. The purchase agreement includes an earn-out provision based on Pensar attaining certain financial targets for the periods ending June 28, 2009, and June 27, 2010.  The financial targets for the period ended June 28, 2009, were not met and no additional consideration has been paid. If the financial targets are met for the 18 months ending June 27, 2010, the sellers will receive additional consideration of $2.2 million. The Company considers it highly unlikely that the financial targets will be met and the additional consideration paid.

For the three and nine months ended March 28, 2010, Pensar’s sales were $16.7 million and $42.5 million, respectively. Net earnings attributable to Pensar for the three and nine months ended March 28, 2010, were $715,000 ($0.04 per share) and $1.0 million ($0.06 per share), respectively.

3.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Sales	$74,884	$72,404	$207,281	$209,236
Less sales discounts	149	188	391	621

Net sales	$74,735	$72,216	$206,890	$208,615

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports were 11.0% and 10.1% of total sales in the three and nine months ended March 28, 2010, respectively. The exports exceeded 10% of total sales due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Customer Information

Sales to the Company’s 10 largest customers represented 60% of total revenue for the three months ended March 28, 2010, versus 65% for the same period in fiscal 2009.

The Company’s top three customers and their relative contributions to net sales for the fiscal quarter ended March 28, 2010, were as follows:  Owens-Illinois, Inc., $12.2 million (16.3%); American Superconductor, Corp., $6.4 million, (8.5%) and Raytheon Company, $6.0 million, (8.0%).  This compares with Owens-Illinois, Inc., $9.3 million (12.9%); Raytheon Company, $6.0 million (8.2%); and BAE Systems, $5.3 million (7.3%); for the fiscal quarter ended March 29, 2009.

Sales to the Company’s 10 largest customers represented 61% of total revenue for the nine months ended March 28, 2010, versus 69% for the same period in fiscal 2009.

The Company’s top three customers and their relative contributions to net sales for the nine months ended March 28, 2010, were as follows:  Owens-Illinois, Inc., $29.1 million (14.1%); Raytheon Company, $17.8 million, (8.6%); and American Superconductor, Corp., $16.7 million, (8.1%).  This compares with Owens-Illinois, Inc., $31.4 million (15.0%); Schlumberger Ltd., $19.4 million (9.3%); and Raytheon Company, $18.4 million (8.8%) for the nine months ended March 29, 2009.

4.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	March 28,	June 28,
	2010	2009

Billed shipments	$41,939	$35,269
Less allowance for doubtful accounts	226	350

Trade receivables, net	41,713	34,919
Other current receivables	1,426	2,654

Total	$43,139	$37,573

Included in accounts receivable at March 28, 2010, and June 28, 2009, were $349,000 and $791,000, respectively, of receivables due directly from the U.S. Government and $15.7 million and $13.8 million, respectively, due from customers related to contracts with the U.S. Government.

At March 28, 2010, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $8.8 million (21.0%), $4.0 million (9.5%), and $3.9 million (9.4%).  This compares with $6.2 million (17.5%), $3.4 million (9.7%), and $2.6 million (7.3%) at June 28, 2009.

Other current receivables for the fiscal quarters ended March 28, 2010, and June 28, 2009, included an income tax receivable of $1.3 million and $2.2 million, respectively. Included in the income tax receivable at March 28, 2010, was $847,000 due from state income tax refunds for fiscal year 2006 through fiscal year 2009. Please refer to Note 1 to the Consolidated Financial Statements. The Company received the refunds in April 2010.

5.	INVENTORIES

Inventories consist of the following:

(in thousands)

	March 28,	June 28,
	2010	2009

Raw materials	$38,190	$38,902
Work in progress	5,927	3,768
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	13,916	9,296
Finished goods	2,919	2,720

Total	$60,952	$54,686

For the three months ended March 28, 2010, and March 29, 2009, expense for obsolete or slow-moving inventory charged to income before income taxes was $300,000 and $335,000, respectively. For the nine months ended March 28, 2010, and March 29, 2009, expense for obsolete or slow-moving inventory charged to income before income taxes was $851,000 and $1.2 million, respectively. This expense does not include the $4.2 million charge related to the Eclipse Aviation Corporation (“Eclipse”) bankruptcy recognized in the second quarter of fiscal 2009 as discussed in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	March 28,	June 28,
	2010	2009

Production costs of goods currently in process (1)	$13,319	$9,115
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	840	621
Unrecovered costs subject to future
negotiation	152	69
Reserve for contracts with estimated costs in
excess of contract revenues	(395)	(509)

Total inventoried costs	$13,916	$9,296

    (1)    Selling and administrative expenses are not included in inventory costs.

Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.

The inventoried costs relating to long-term contracts includes unrecovered costs of $152,000 and $69,000 at March 28, 2010, and June 28, 2009, respectively, which are subject to future determination through negotiation or other procedures not complete at March 28, 2010. In the opinion of management, these costs will be recovered by contract modification.

The Company records a loss reserve when the estimated costs of a contract exceed the net realizable value.
6.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

(in thousands)

	March 28,	June 28,
	2010	2009

Software	$5,512	$5,133
Less accumulated amortization	4,455	3,972

Net software	1,057	1,161

Customer list	13,070	13,070
Less accumulated amortization	4,934	3,679

Net customer list	8,136	9,391

Employee agreements	950	950
Less accumulated amortization	603	247

Net employee agreements	347	703

Total intangible assets, net	$9,540	$11,255

Intangible assets are amortized over a period ranging from two to eight years.  Amortization expense for intangible assets was $669,000 for the three months ended March 28, 2010, compared with $744,000 for the three months ended March 29, 2009. Amortization expense for the nine months ended March 28, 2010, and March 29, 2009, was $2.2 million and $1.3 million, respectively. The increase is attributable to the amortization of the customer list and employee agreements associated with the Pensar acquisition.

The Company anticipates that amortization expense will approximate $2.8 million for fiscal year 2010, $2.2 million for fiscal year 2011, $2.0 million for fiscal year 2012, $1.7 million for fiscal year 2013 and $1.6 million for fiscal year 2014.

7.	GOODWILL

Goodwill is summarized as follows:

(in thousands)

	March 28,	June 28,
	2010	2009

Goodwill	$43,624	$43,657
Less accumulated amortization	200	200

Net goodwill	$43,424	$43,457

Impairment is tested annually in the fourth quarter of each fiscal year or more frequently if events or circumstances warrant. The purchase price allocation related to the Pensar acquisition was revised during the six months ended December 27, 2009, by $33,000, primarily for a change in estimated fair value of inventory acquired.
8.	OTHER ASSETS

Other assets consist of the following:

(in thousands)

	March 28,	June 28,
	2010	2009

Cash value of life insurance	$4,675	$4,482
Deposits, licenses and other, net	199	47
Deferred financing costs, net	164	233
Other	36	36

Total	$5,074	$4,798

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

9.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:

(dollars in thousands)

	March 28,		June 28,
	2010		2009

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$	---	$ ---
Interest rate at period-end	3.75%		4.00%
Average amount of short-term borrowings
outstanding during period	$	---	$2,206
Average interest rate for period	---%		4.10%
Maximum short-term borrowings at
any month-end	$	---	$5,875

Senior long-term debt:
Term loan	$39,000		$45,000
Other	368		488

Total senior long-term debt	39,368		45,488
Less current maturities	11,603		6,162

Long-term debt, less current maturities		$27,765	$39,326

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, which was amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 28, 2010, there were no outstanding loans under the revolving credit facility.  As of March 28, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended March 28, 2010, the average rate was approximately 3.6%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended March 28, 2010.

Interest Rate Swap:

To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement on January 9, 2009.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.

Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011.
On September 30, 2009, the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.

The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the three and nine months ended March 28, 2010, was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of March 28, 2010.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of March 28, 2010.

At March 28, 2010, the Company recorded a liability of $410,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $253,000 (net of deferred income tax effects of $157,000) relating to the fair value of the interest rate swap contract.

The Company has classified its financial assets and liabilities usinga three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of March 28, 2010

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$410	$	---	$410

	$	---	$410	$	---	$410

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $118,000 at March 28, 2010, and $238,000 at June 28, 2009.
Maturities of Senior Long-Term Debt:

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$2,042
2011	12,068
2012	25,258
2013	---
2014	---

Total	$39,368

10.	CASH FLOWS

Total cash payments for interest for the three months ended March 28, 2010, and March 29, 2009, amounted to $392,000 and $201,000, respectively. Total cash payments for interest for the nine months ended March 28, 2010, and March 29, 2009, amounted to $1.3 million and $463,000, respectively. Total cash payments for federal and state income taxes for the three months ended March 28, 2010 and March 29, 2009, amounted to $1.4 million and $281,000, respectively. Total cash payments for federal and state income taxes for the nine months ended March 28, 2010, and March 29, 2009, amounted to $2.9 million and $3.4 million, respectively.
11.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29
	2010	2009	2010	2009

Net earnings	$4,128	$3,812	$10,068	$7,731
Other comprehensive loss	(16)	(142)	(112)	(142)

Comprehensive income	$4,112	$3,670	$9,956	$7,589

The other comprehensive loss of $16,000 and $112,000 recognized in the three and nine months ended March 28, 2010, represents the result of the changes in the fair value of the interest rate swap agreement described in Note 9 to the Consolidated Financial Statements. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

12.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Net earnings	$4,128	$3,812	$10,068	$7,731

Basic net earnings per common share	$0.26	$0.24	$0.64	$0.50

Diluted net earnings per common share	$0.26	$0.24	$0.63	$0.48

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

Basic and diluted shares are computed as follows:

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Average common shares
outstanding - basic	15,710	15,656	15,737	15,447
Dilutive options and nonvested shares	300	386	299	609

Adjusted average common shares
outstanding - diluted	16,010	16,042	16,036	16,056

All stock options outstanding and nonvested shares at March 28, 2010, and March 29, 2009, were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the current fiscal year.

13.	STOCK-BASED COMPENSATION

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of stock-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of stock-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s stock compensation awards outstanding at March 28, 2010, include stock options, restricted stock and performance units.

For the three months ended March 28, 2010, total stock-based compensation was $140,000 ($83,000 after-tax), equivalent to earnings per basic and diluted share of $0.01.  For the nine months ended March 28, 2010, total stock-based compensation was $843,000 ($527,000 after-tax), equivalent to earnings per basic and diluted share of $0.03. For the three and nine months ended March 29, 2009, total stock-based compensation was $279,000 ($160,000 after-tax), and $854,000 ($515,000 after-tax), respectively. This is equivalent to earnings per basic and diluted share of $0.01 for the three months ended March 29, 2009 and $0.03 for nine months ended March 29, 2009.

As of March 28, 2010, the total unrecognized compensation expense related to nonvested shares and performance units was $154,000 pretax, to be recognized over the remainder of the current fiscal year. At March 29, 2009, the total unrecognized compensation expense related to nonvested awards, including stock options, performance units and nonvested shares, was $879,000 pretax, and the period over which it was expected to be recognized was 1.25 years.

Stock Options

A summary of the activity in the Company’s Plans during the nine months ended March 28, 2010, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value of Granted Options

Outstanding at June 28, 2009	584,539	$4.97	584,539	$4.97

Exercised	149,687	$3.20	---	---	---

Outstanding at March 28, 2010	434,852	$5.58	434,852	$5.58	---

The following table summarizes information about stock options outstanding and exercisable as of March 28, 2010:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	113,400	1.4	$2.85	$1.0
$3.01 – 5.96	127,800	3.3	3.52	1.0
$5.97 – 8.54	193,652	4.4	8.54	0.6

	434,852	3.3	$5.58	$2.6

(1)   The intrinsic value of a stock option is the amount by which the March 28, 2010 market value of the underlying stock exceeds the exercise price of the option.

There were no stock options exercised during the three months ended March 28, 2010, and March 29, 2009. For the nine months ended March 28, 2010, and March 29, 2009, the total intrinsic value of stock options exercised was $1.1 million and $8.0 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three and nine months ended March 28, 2010 and March 29, 2009.

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

Upon achievement of the performance goals, shares are awarded in the employee’s name, but are still subject to a two-year vesting condition. If employment is terminated (other than due to death or disability) prior to the vesting period, the shares are forfeited. Compensation expense is recognized over the performance period plus vesting period. The awards are treated as a liability award during the performance period and as an equity award once the performance targets are settled. Awards vest on the last day of the second fiscal year following the end of the performance period.

A summary of the activity of the Company’s nonvested shares during the nine months ended March 28, 2010, is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 28, 2009	141,923	$13.00

Issued	---	---
Vested	---	---
Forfeited	---	---

Nonvested shares at March 28, 2010	141,923	$13.00

For the quarters ended March 28, 2010, and March 29, 2009, compensation expense related to the LTIP was $140,000 and $264,000, respectively.

LaBARGE, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results
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

The Company employs approximately 1,550 people, including approximately 1,325 people who provide support for production activities (including assembly, testing and engineering) and approximately 225 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.

The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, industrial, natural resources, medical, and other commercial markets. As a contract manufacturer, revenues and profit levels are impacted primarily by the volume of shipments in the particular period.

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

The most significant factors influencing profitability in a particular period are the mix of contracts with deliveries in that period and the volume of sales in relation to the Company’s fixed costs during that period. Delivery schedules are generally determined by the Company’s customers. The significant factors that influence the profitability of the individual contracts include: (i) the competitive environment in which the contract was bid; (ii) the experience level of the Company in manufacturing the particular product(s) and efficiencies in the Company’s manufacturing processes; (iii) the stability of the design of the product(s); and (iv) the accuracy of the Company’s original cost estimates as reflected in the sale price for the product(s).

The Company has a centralized sales organization. The selling and marketing personnel have a customer and prospective customer focus, and are not limited to exclusively developing a specific end market.

On November 25, 2008, Eclipse, a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 5, 2009, the Eclipse bankruptcy was converted to a Chapter 7 liquidation. The Eclipse bankruptcy has had certain impacts on the Company’s financial results for the nine months ended March 29, 2009, as discussed in more detail throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, the Company recorded additional selling and administrative expense of $3.7 million in the nine months ended March 29, 2009, to reserve for the receivables due to the Company from Eclipse. These receivables were written off against the reserve account in the nine months ended March 29, 2009.

Results of Operations – Three and Nine Months Ended March 28, 2010

Backlog

(in thousands)

		March 28,	June 28,
	Change	2010	2009

Defense	$(4,739)	$108,741	$113,480
Natural resources	16,490	30,959	14,469
Medical	1,069	21,621	20,552
Industrial	15,855	28,185	12,330
Commercial aerospace	(1,413)	1,842	3,255
Other	(920)	3,002	3,922

Total backlog	$26,342	$194,350	$168,008

Backlog at March 28, 2010, increased $26.3 million from June 28, 2009.  The $16.5 million increase in natural resources backlog is primarily attributable to strong bookings with wind power generation and oil and gas customers.  The $15.8 million increase in industrial backlog is primarily comprised of stronger bookings of electronic assemblies used in high-performance semiconductor test equipment and systems ($4.8 million) and additional bookings of electronic and electromechanical assemblies used in capital equipment used in glass container fabrication systems ($7.1 million).

As of March 28, 2010, approximately $30.2 million of the Company’s backlog is scheduled to ship beyond the following 12 months, pursuant to the shipment schedules of the contracts that comprise backlog.  This compares with $22.9 million as of June 28, 2009.

Net Sales

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Defense	$28,878	$32,595	$89,677	$97,439
Industrial	19,650	12,910	45,405	39,958
Natural resources	14,507	14,059	38,306	38,978
Medical	8,303	8,150	22,073	17,066
Commercial aerospace	892	1,590	3,505	6,362
Government systems	432	497	438	4,087
Other	2,073	2,415	7,486	4,725

Total net sales	$74,735	$72,216	$206,890	$208,615

The Pensar acquisition, described in Note 2 to the Consolidated Financial Statements, contributed $16.7 million of net sales to the fiscal 2010 third quarter, compared with $13.6 million in the fiscal 2009 third quarter.  Defense sales decreased $3.7 million from the year-ago period due to the completion of several large contracts. Sales to industrial customers increased $6.7 million versus the comparable period a year earlier due primarily to higher demand for capital equipment used in glass container fabrication systems and higher demand for electronic assemblies used in high-performance semiconductor test equipment.

The Pensar acquisition, contributed $42.5 million of net sales in the nine months ended March 28, 2010, compared with $13.8 million in the nine months ended March 29, 2009.  For the nine months ended March 28, 2010, excluding the impact of the Pensar acquisition, sales decreased $30.4 million, versus the comparable period a year earlier.  The overall economic downturn was the primary contributor to the sales decline.  Excluding the impact of the Pensar acquisition, sales to defense customers decreased $7.8 million; sales to natural resources customers decreased $12.9 million; sales to industrial customers decreased $1.4 million; sales to commercial aerospace customers decreased $2.8 million; sales to medical customers decreased $2.3 million; and sales to other customers decreased $3.2 million, versus the year-ago period.  The decrease in sales to other markets was primarily due to the December 2008 completion of a large multi-year contract for baggage scanning equipment.

Sales to the Company’s 10 largest customers represented 60% of total revenue for the three months ended March 28, 2010, versus 65% for the same period in fiscal 2009.

The Company’s top three customers and their relative contributions to net sales for the fiscal quarter ended March 28, 2010, were as follows:  Owens-Illinois, Inc., $12.2 million (16.3%); American Superconductor, Corp., $6.4 million, (8.5%) and Raytheon Company, $6.0 million, (8.0%).  This compares with Owens-Illinois, Inc., $9.3 million (12.9%); Raytheon Company, $6.0 million (8.2%); and BAE Systems, $5.3 million (7.3%); for the fiscal quarter ended March 29, 2009.

Sales to the Company’s 10 largest customers represented 61% of total revenue for the nine months ended March 28, 2010, versus 69% for the same period in fiscal 2009.

The Company’s top three customers and their relative contributions to net sales for the nine months ended March 28, 2010, were as follows:  Owens-Illinois, Inc., $29.1 million (14.1%); Raytheon Company, $17.8 million, (8.6%); and American Superconductor, Corp., $16.7 million, (8.1%).  This compares with Owens-Illinois, Inc., $31.4 million (15.0%); Schlumberger Ltd., $19.4 million (9.3%); and Raytheon Company, $18.4 million (8.8%) for the nine months ended March 29, 2009.

Cost of Sales and Gross Profit

(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Cost of sales	$59,334	$57,558	$165,559	$169,442
Percent of net sales	79.4%	79.7%	80.0%	81.2%
Gross profit	15,401	14,658	41,331	39,173
Gross profit margin	20.6%	20.3%	20.0%	18.8%

Cost of sales for the three months ended March 28, 2010, increased $1.8 million and gross profit increased $743,000 from the comparable period a year earlier.  The primary driver of these changes was the $2.5 million increase in sales during this third quarter of fiscal 2010.

Cost of sales for the nine months ended March 28, 2010, declined $3.9 million and gross profit increased $2.2 million from the nine months ended March 29, 2009.  One of the primary drivers of the decrease in cost of sales was the $4.2 million write-down of inventory in the March 29, 2009, period related to the Eclipse bankruptcy, which is discussed in the Overview section.

The acquisition of Pensar added cost of sales of $37.5 million and gross profit of $5.0 million to the nine months ended March 28, 2010, compared with cost of sales of $12.6 million and gross profit of $1.2 million in the nine months ended March 29, 2009.  The Company acquired Pensar on December 22, 2008 and, therefore, the results for the nine months ended March 28, 2010, include the results of Pensar for nine months, compared with three months of results in the nine months ended March 29, 2009.  Excluding the Pensar operation and the one-time write down of the Eclipse inventory, gross profit margin for the nine months ended March 28, 2010, would have been 22.2%, an increase of 60 basis points over the same period in fiscal year 2009.

For the nine months ended March 28, 2010, gross profit was positively impacted by $596,000 for the payment of a claim on a contract completed in the third quarter of fiscal year 2009.  This represents the final settlement of this claim.

Selling and Administrative Expense

(dollars in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Selling and administrative expense	$8,402	$7,828	$25,350	$25,739
Percent of net sales	11.2%	10.8%	12.3%	12.3%

Selling and administrative expense increased by $574,000 for the three months ended March 28, 2010, compared with the three months ended March 29, 2009.  The primary driver of the increase in expenses was accrued incentive compensation, which was $746,000 higher than the year-ago period.  These expenses were offset by a decrease in bad debt reserve expense of $227,000, the result of the collection of an accounts receivable reserved for in the previous fiscal year.

Excluding the impact of the Pensar acquisition, selling and administrative expense decreased $2.1 million for the nine months ended March 28, 2010, compared with the nine months ended March 29, 2009.  The decrease in expenses is primarily attributable to the $3.7 million write off of the Eclipse accounts receivable expensed during the second quarter of fiscal 2009.  In addition, fringe benefit expense has decreased $246,000, professional service fees have decreased $245,000, employee relocation expenses have decreased $130,000, and amortization expense has decreased $81,000 when compared with the year-ago period.  These decreases were offset by increases in incentive compensation of $2.3 million, tax expense of $292,000, and health insurance expense of $145,000.

Interest Expense

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Interest expense	$400	$508	$1,329	$811

Interest expense decreased for the three months ended March 28, 2010, from the three months ended March 29, 2009, due to lower average debt levels as a result of repayments of the debt to finance the Pensar acquisition. Interest expense for the nine months ended March 28, 2010, was higher than for the nine months ended March 29, 2009, due to higher average debt levels as a result of the Pensar acquisition.

Income Tax Expense

(in thousands)

	Three Months Ended		Nine Months Ended

	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009

Income tax expense	$2,516	$2,506	$4,590	$4,872

The estimated annual effective income tax rate for the three and nine months ended March 28, 2010, was 37.5%, compared with 39.6% for both the three and nine months ended March 29, 2009.  The income tax expense recorded for the nine months ended March 28, 2010, was also impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1 of the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Nine Months Ended

	March 28,	March 29,
	2010	2009

Net cash provided by operating activities	$12,195	$25,443
Net cash used by investing activities	(4,287)	(53,943)
Net cash (used) provided by financing activities	(8,010)	29,453

Net (decrease) increase in cash and
cash equivalents	$(102)	$953

The Company’s operations generated $12.2 million of cash in the nine months ended March 28, 2010, compared with $25.4 million in the nine months ended March 29, 2009. The Pensar acquisition generated positive operating cash flows of $661,000 for the nine months ended March 28, 2010, versus positive operating cash flow of $784,000 for the nine months ended March 29, 2009.

Excluding the impact of Pensar’s operating cash flow, the primary driver of the $13.0 million reduction in operating cash flow, in the nine months of fiscal 2010, versus the same period a year earlier, was a $46.1 million reduction in cash received from customers (excluding Pensar customers). This was due to lower sales levels in the nine months ended March 28, 2010, exclusive of the Pensar acquisition, compared with the same fiscal period in the prior year.  The lower receipts were offset by a $28.2 million reduction in disbursements for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume for the nine months ended March 28, 2010, exclusive of the Pensar acquisition, and a reduction of purchases of long-lead materials.  In addition, the cash used for payroll-related expenditures decreased by $6.4 million in the nine months ended March 28, 2010, compared with the nine months ended March 29, 2009.

The $49.7 million decrease in cash used by the Company’s investing activities in the nine months ended March 28, 2010, versus the nine months ended March 29, 2009 was driven by the $44.9 million investment in the Pensar acquisition made in the second fiscal quarter of fiscal year 2009. Capital expenditures were $3.6 million in the nine months ended March 28, 2010.  These expenditures relate primarily to facility improvements at the Houston, Joplin and Tulsa plants. Capital expenditures were $8.4 million for equipment in the nine months ended March 29, 2009, primarily related to the Company’s $2.5 million purchase of the Tulsa manufacturing facility, which had been leased in prior years, and the $3.0 million purchase of surface-mount technology equipment to expand the Company’s capabilities in Pittsburgh and Tulsa.

The $37.5 million decrease in cash provided by financing activities in the nine months ended March 28, 2010, versus the nine months ended March 29, 2009, is due to the fact that in the second quarter of fiscal 2009, the Company borrowed $42.9 million to acquire the assets of Pensar.  In addition, the Company made long-term debt payments during the nine months ended March 28, 2010, of $6.1 million.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, which was amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of March 28, 2010, there were no outstanding loans under the revolving credit facility.  As of March 28, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended March 28, 2010, the average rate was approximately 3.6%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended March 28, 2010.

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $118,000 at March 28, 2010, and $238,000 at June 28, 2009.

Maturities of Senior Long-Term Debt:

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2010	$2,042
2011	12,068
2012	25,258
2013	---
2014	---

Total	$39,368

The following table shows the Company’s equity and total debt positions:

Stockholders’Equity and Debt

(in thousands)

	March 28,	June 28,
	2010	2009

Stockholders’ equity	$111,593	$103,151
Total debt	39,368	45,488

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 28, 2010 and in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

However, the cost of sales recognized under both contract types is determined differently.  The percentage-of-completion method for contracts that are within the scope of ASC Topic 605-35 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, and subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period multiplied by the estimated contract gross profit margin. Thus, if no changes to estimates were made, the procedure results in every dollar of earned revenue having the same cost of earned revenue percentage and gross profit percentages.  This method is applied consistently on all of the contracts accounted for in accordance with ASC Topic 605-35.

The Company periodically reviews all estimates to complete as required by the authoritative guidance and the estimated total cost and expected gross profit are revised as required over the life of the contract.  Any revisions to the estimated total cost are accounted for as a change of an estimate.  A cumulative catch-up adjustment is recorded in the period of the change of the estimated costs to complete the contract.  Therefore, cost of sales and gross profit in a period includes (a) a cumulative catch-up adjustment to reflect the adjustment of previously recognized profit associated with all prior period revenue recognized based on the current estimate of gross profit margin, as appropriate, and (b) an entry to record the current period costs of sales and related gross profit margin based on the current period sales multiplied by the current estimate of the gross profit margin on the contract.  Cumulative adjustments are reported as a component of cost of sales.

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

During fiscal year 2007, the Company entered into an agreement with an industrial customer to manufacture and supply certain parts. Consistent with guidance in ASC Topic 605-45, the cost of the supplied parts is netted against the invoice price to determine net sales when the part is shipped. For the three and nine months ended March 28, 2010, the Company’s net sales recognized under this contract were $3.1 million and $7.8 million, respectively, related to the manufactured assemblies, and $90,000 and $318,000, respectively, related to the supplied parts.

On a very limited number of transactions, at a customer’s request, the Company will recognize revenue when title passes, but prior to the shipment of the product to the customer. As of March 28, 2010, the Company has recognized revenue on products for which title has transferred but the product has not been shipped to the customer of $436,000.  The Company recognizes revenue for storage and other related services as the services are provided.

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

In addition, management regularly reviews all inventory for obsolescence to determine whether any write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the quarters ended March 28, 2010, and March 29, 2009, expense for obsolete or slow-moving inventory charged to income before income taxes was $300,000 and $335,000, respectively. For the nine months ended March 28, 2010, and March 29, 2009, expense for obsolete or slow-moving inventory charged to income before income taxes was $851,000 and $1.2 million, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy recognized in the second quarter of fiscal 2009 as discussed in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of March 28, 2010, the consolidated goodwill balance is $43.4 million.  During the interim period ended March 28, 2010, the Company evaluated whether a triggering event occurred which would require a detailed test of goodwill for impairment as of an interim date.  The Company determined based on the financial performance of each reporting unit to-date in fiscal year 2010, as well as the Company’s internal forecast information, that there was no evidence of a significant change in the business climate and no evidence of any other triggering event.  Consequently, the Company will continue to evaluate whether any triggering events occurs during interim periods through the date of the annual impairment test as of June 1, 2010.

If the current economic conditions deteriorate, causing a decline in the Company’s stock price or expected cash flows, impairments to one or more businesses could occur in future periods whether or not connected to the annual impairment analysis. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. Any related losses or required write-downs could have a material adverse effect on the Company’s financial results.

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

In June 2008, the FASB issued guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this guidance in the first quarter of fiscal year 2010 did not have a material impact on the Company’s consolidated financial statements.

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

Interest Rate Risk
 As of March 28, 2010, the Company had $39.4 million in total debt.  Of the total debt, $30.3 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $368,000 is subject to a fixed rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $8.7 million (which amortizes $2.6 million in the next four quarters) is subject to fluctuation. If interest rates increased 1.0%, the additional interest cost to the Company would be approximately $75,000 for one year.

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

Changes In Internal Controls
 During the three months ended March 28, 2010, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately $43.4 million, or approximately 21.7%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists.

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

As of March 28, 2010, the goodwill balance is $43.4 million.  During the interim period ended March 28, 2010, the Company evaluated whether a triggering event occurred which would require a detailed test of goodwill for impairment as of an interim date.  The Company determined based on the financial performance of each reporting unit to-date in fiscal year 2010, as well as the Company’s internal forecast information, that there was no evidence of a significant change in the business climate and no evidence of any other triggering event.  Consequently, the Company will continue to evaluate whether any triggering events occurs during interim periods through the date of the annual impairment test as of June 1, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 28, 2009 – January 24, 2010	---	---	---	938,118

January 25, 2010 – February 21, 2010	21,948	$10.90	21,948	916,170

February 22, 2010 – March 28, 2010	52,087	$12.31	52,087	864,083

Total	74,035	$11.90	74,035	864,083

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

LaBarge, Inc.

Date:	April 29, 2010
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer