Form 10-K
period 2010-06-27
LABARGE INC
filed 2010-09-03
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended JUNE 27, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ______ to ______.

Commission File Number 1-5761

LaBARGE, INC.

(Exact name of registrant specified in its charter)

DELAWARE

(State or other jurisdiction of incorporation or organization)

73-0574586

(I.R.S. Employer Identification Number)

9900 CLAYTON ROAD, ST. LOUIS, MISSOURI 63124

(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	(314) 997-0800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value	NYSE Amex

Title of Each Class	Name of each exchange on which registered

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
(Do not click if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [  ] No [X]

As of September 2, 2010, 15,679,493 shares of common stock of the registrant were outstanding; the aggregate market value of the shares of common stock of the registrant held by non-affiliates was approximately $176.0 million, based upon the closing price of $11.22 per share on the NYSE Amex on September 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy materials relating to the Company’s 2010 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year are incorporated in Part III of this Annual Report.

LaBarge, Inc.
Form 10-K
For The Fiscal Year Ended June 27, 2010

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	[Removed and Reserved]

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Index
Signatures

PART I

ITEM 1.	BUSINESS

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

The Company markets its services to customers desiring a manufacturing and engineering partner capable of providing and developing products that can perform reliably in harsh environmental conditions, such as extreme temperatures, severe shock and vibration. The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues are impacted primarily by the volume of shipments in the particular period.

The Company provides information about its end markets to demonstrate the diversity of its customer base, which the Company believes helps to reduce potential volatility in its revenue stream. However, the Company does not target customers in individual markets, but rather targets companies whose manufacturing requirements match the services and capabilities the Company provides. Within all end markets, gross profit margins vary widely by contract.

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

The Company’s manufacturing and engineering facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania, Texas and Wisconsin.

The Company employs approximately 1,560 people, including approximately 1,330 people who provide support for production activities (including assembly, testing and engineering) and approximately 230 people who provide administrative support.

The Company operates its business in one reporting segment. See the Consolidated Financial Statements and the notes thereto filed with this Annual Report on Form 10-K for information relating to revenues from external customers, profits, total assets and geographical areas for each of the last three fiscal years. See Note 1 to the Consolidated Financial Statements.

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.

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

The purchase price for Pensar’s acquired assets was $45.4 million. The acquisition was financed with senior bank debt. The purchase price was allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition.

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

Sales and Marketing

During fiscal 2010, 42.0% of the Company’s revenues were generated from defense customers, 22.6% from industrial customers, 19.9% from natural resources customers, and 10.8% from medical customers. The remaining 4.7% of sales were derived from various customers in computing and communications, commercial aerospace, transportation, and other industries.  The Company produces electronic equipment for use in a variety of high-technology applications, including military communication, radar and weapons systems; industrial automation; military and commercial aircraft; satellites; space launch vehicles; oil and gas wells; mine automation equipment; and medical devices.  The Company’s broad-based core competencies in electronics design and manufacturing allow it to pursue diverse opportunities with customers in many different markets.  The diversification of the Company’s customer base helps protect it from volatility in any one market sector.

With few exceptions, the Company’s sales are made pursuant to fixed-price contracts.  Larger, long-term government contracts may have provisions for milestone payments, progress payments or cash advances for purchase of inventory. At June 27, 2010, the Company had contracts with related cash advance payments but had no outstanding contracts with milestone or progress payments.

The Company seeks to develop strong, long-term relationships with its customers, which provide the basis for future sales.  These close relationships allow the Company to better understand each customer’s business needs and identify ways to provide greater value to the customer.

Competition

There is intense competition for all of the Company’s targeted customers.  While the Company is not aware of another entity that competes in all of the Company’s capabilities, there are numerous companies, many larger that compete in one or more of these capabilities.  The Company’s customers frequently have the ability to produce internally the products contracted to the Company, but because of cost, capacity, engineering capability or other reasons, outsource production of such products to the Company. The principal bases of competition is service, price, engineering expertise, technical and manufacturing capabilities, quality, reliability, and overall project management capability.

Concentration of Business

The Company’s three largest customers accounted for 14.0%, 8.8% and 8.2%, respectively, of net sales in fiscal 2010. No other customer accounted for more than 6% of net sales. Sales to the largest 10 customers represented approximately 60.3% of the Company’s net sales in fiscal year 2010 and 64.4% in fiscal year 2009. In most cases, sales to a single customer are made up of multiple parts that support numerous end products for that customer.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2010 – 2009 – 2008 – Net Sales” for disclosure regarding sales to customers that accounted for 10% or more of the Company’s consolidated revenues.

In fiscal years 2010 and 2009, the Company derived net sales of 42.0% and 46.3%, respectively, from sales contracts with original equipment manufacturers (“OEMs”) conducting business with the U.S. Government or its agencies. Generally, government contracts may be terminated at the convenience of the government. When such contracts are terminated, the Company typically receives payments to cover its direct and indirect costs incurred before termination in accordance with contractual terms.

Manufacturing Operations

The Company has organized its engineering and production to provide flexible independent locations with specific design and manufacturing capabilities.  This approach allows local management at each facility to concentrate the necessary attention on specific customer needs and, at the same time, control all key aspects of the engineering and manufacturing processes. The manufacturing facilities share similar manufacturing processes and utilize common manufacturing equipment, which would allow the Company to move production between facilities if necessary.

Strategy

The Company’s business strategy is to serve as an outsourcing partner to OEMs that conduct business in diverse markets by providing a package of broad-based manufacturing capabilities and value-added services. This strategy is designed around the Company’s core competencies in manufacturing complex electronic and electromechanical assemblies, subsystems and interconnect systems for specialized applications where reliability is critical. The Company’s business historically was concentrated in the defense and other government-related markets. In recent years, that focus broadened to include many more industrial and commercial customers. This greater market diversity helps protect the Company from downturns in any one market.

Environmental Compliance

Though the Company is subject to a variety of environmental regulations, compliance with federal, state and local environmental laws is not expected to materially affect the capital expenditures, earnings or competitive position of the Company.

Financial Information About Foreign and Domestic Operations and Export Sales

The Company has no sales offices or facilities outside of the United States. Sales for exports were 10.9% for the fiscal year ended June 27, 2010. Export sales exceeded 10% of total revenue due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

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

In fiscal years 2010 and 2009, approximately 42.0% and 46.3%, respectively, of the Company’s net sales were derived from subcontracts with OEMs on contracts with the U.S. Government. In addition to the normal business risks previously described herein, the Company’s contracts related to orders for or associated with the U.S. Government are subject to unique risks, some of which are beyond the Company’s control. The Company’s net sales could be negatively impacted as a result of government defense spending cuts, general budgetary constraints and the complex and competitive government procurement processes. If the Company is unable to maintain the recent level of government-related sales, or replace government-related contracts with those of comparable non-government customers, this could have a material adverse effect on the Company’s financial results.

Certain U.S. Government programs in which the Company participates may extend for several years; however, these programs are normally funded annually. Changes in the government’s strategy and priorities may affect the Company’s existing programs and future opportunities. The Company’s government contracts and related orders are subject to cancellation, or delay, if appropriations for subsequent performance periods are not made. In addition, the Company anticipates that the U.S. Department of Defense budget will be under pressure as the current administration is faced with competing national priorities. The termination of funding for existing or new U.S. Government programs could have a material adverse effect on the Company’s financial results.

The Company is also subject to certain U.S. Government audits and reviews of its business practices due to the Company’s participation in government contracts, including the audit of allocated indirect costs. Such audits and reviews could result in adjustments to the Company’s contract costs and profitability. The Company has recorded contract revenues based upon costs expected to be realized upon final audit. However, the Company does not know the outcome of any future audits and adjustments and may be required to reduce revenues or profits upon completion and final negotiation of audits. If any audit or review were to uncover inaccurate costs or improper activities, the Company could be subject to penalties and sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from conducting future business with the U.S. Government. Any such outcome could have a material adverse effect on the Company’s financial results.

The Company uses estimates when bidding on contracts and may not have the ability to control, and may not accurately estimate, its costs associated with performing under fixed-price contracts. In addition, when determining the cost of sales to be recognized under certain long-term contracts, the Company is required to estimate total costs to complete the contract.

Most of the Company’s contracts are on a fixed-price basis. Contract bidding and accounting require judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for scheduling and technical issues. For example, assumptions have to be made regarding the length of time to complete the contract because costs include expected increases in prices for materials and wages, which can be particularly difficult to estimate for contracts with new customers. Similarly, assumptions have to be made regarding the future impact of Company-initiated efficiency initiatives and cost reduction efforts. In order to realize a profit on these contracts, the Company must, when it bids these contracts, accurately estimate its costs to complete the contracts. Its failure to accurately estimate these costs can result in cost overruns, which result in reduced or lost profits. Because of the significance of the judgments and estimates involved, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates could have a material adverse effect on the Company’s financial results.

Many of the Company’s contracts require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors beyond the Company’s control.

The Company manufactures and assists in the design of technologically advanced and innovative products applied by its customers in a variety of environments. Problems and delays in development or delivery of its products and services, which could prevent the Company from meeting its contractual requirements, include: changes in the Company’s customers’ required designs, acceptance of the customers’ designs in the marketplace, technology, licensing and patent rights, labor, learning curve assumptions, materials and components, as well as the timing of purchase orders placed or required delivery dates, variation in demand for customers’ products, federal government funding, regulatory changes affecting customers’ industries, customer efforts to manage their inventory, changes in customers’ manufacturing strategies and customers’ technical problems or issues. Any such problems or delays could have a material adverse impact on the Company’s financial results.

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

While the Company does not derive a significant portion of its revenues from direct foreign sales, the Company’s customers may derive certain portions of their sales to non-U.S. customers. As a result, the Company is subject to risks of conducting business internationally, including:

•	Changes in regulatory requirements;

•	Domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	Delays in placing orders;

•	The uncertainty of the ability of non-U.S. customers to finance purchases;

•	Uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	Imposition of taxes, export controls, or tariffs, embargoes and other trade restrictions;

•	Compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies conducting business abroad; and

•	Economic and geopolitical developments and conditions.

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

The Company is dependent upon contract awards from its customers, the size and timing of which vary from period to period. Accordingly, the Company’s results of operations have varied historically and may continue to fluctuate significantly from period to period, including on a quarterly basis.  Consequently, results of operations in any period should not be considered indicative of the operating results that may be experienced in any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock. Factors that may adversely impact the Company’s quarterly and annual results include, but are not limited to, the following:

•	General economic conditions;

•	Changes in sales mix and volume to customers;

•	Changes in delivery schedules of the Company’s customers and their customers;

•	Changes in availability and cost of components used by the Company in its products and services;

•	Volume of customer orders relative to the Company’s production capacity;

•	Market demand and acceptance of the Company’s customers’ products;

•	Price erosion within the electronics manufacturing services (“EMS”) marketplace;

•	The announcement or introduction of new or enhanced services by the Company’s competitors; and

•	Capital equipment requirements needed to remain technologically competitive.

Continued recession and global economic slowdown may materially adversely affect the Company’s business.

The U.S. and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects. The recent economic recession had slowed demand for the Company’s manufacturing services, particularly in the natural resources and industrial markets. The Company’s sales and gross profits depend significantly on general economic conditions and the demand for products in the markets in which the Company’s customers compete. For example, the recent economic recession and related decline in demand for products and services across certain industries caused certain of the Company’s customers to reduce their manufacturing and supply chain outsourcing, negatively impacting the Company’s capacity utilization levels. In addition, the Company provides services to companies and industries that have in the past, and may in the future, experience financial difficulty, particularly in light of conditions in the credit markets and the overall economy. The Company’s suppliers may also experience financial difficulty in this environment. If the Company’s customers experience financial problems, the Company could have difficulty in recovering amounts owed to it from these customers, or demand for its products and services from these customers could decline. If the Company’s suppliers experience financial problems, the Company could have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Continuing economic recession could affect the Company’s customers’ and suppliers’ access to capital and liquidity. If one or more of the Company’s customers were to become insolvent or otherwise were unable to pay for the products and services provided by the Company on a timely basis, or at all, the Company’s financial results could be materially adversely affected.

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

In addition, while not a significant portion of the Company’s operations, its international business subjects the Company to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, and repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Changes in regulations or political environments may affect the Company’s ability to conduct business in foreign markets including investment, procurement and repatriation of earnings. Failure by the Company or its sales representatives or consultants to comply with these laws and regulations could result in certain liabilities and could possibly result in suspension or debarment from government contracts or suspension of the Company’s export privileges, which could have a material adverse effect on the Company’s financial results.

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

In addition, from time to time, the Company has experienced shortages of some of the components that it uses in production. These shortages can result from strong demand for those components or from problems experienced by suppliers and can result in delays in production, which may prevent the Company from making scheduled shipments to customers. The Company’s inability to make scheduled shipments could cause it to experience a reduction in sales, an increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase the Company’s cost of goods sold because it may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could have a material adverse effect on the Company’s financial results.

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

As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for $43.4 million, or 21.2%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market or other business conditions may indicate potential impairment of recorded goodwill. If the current economic conditions were to deteriorate, causing a decline in the Company’s stock price or expected cash flows, impairments to one or more businesses could occur in future periods whether or not connected to the annual impairment analysis. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.  Any related losses or required write-downs could have a material adverse effect on the Company’s financial results.

The Company may not have the ability to renew its facilities leases on terms favorable to the Company and relocation of Company operations presents risks due to business interruption.

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

If the Company chooses to move any of its operations, those operations will be subject to additional relocation costs and associated risks of business interruption.

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

If the Company does not adequately manage and evolve the financial reporting and managerial systems, and processes, the ability to manage and grow the business may be constrained.

The Company’s ability to successfully implement its business plan and comply with regulations requires an effective planning and management process. The Company needs to continue improving its existing system, and implement new, operational and financial systems, procedures and controls. For example, the Company is evaluating the impact of the convergence of U.S. generally accepted accounting principles to International Financial Reporting Standards.  The Company’s current systems may not support this convergence without significant modifications or reconfiguration. The Company is currently in the process of evaluating new Enterprise Resource Planning (“ERP”) systems.  Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm the Company’s ability to remain competitive or to forecast future results. Any implementation of a new system could significantly impact the Company’s financial results due to the costs and the risks of implementations.

The Company is dependent on the recruitment and retention of key personnel.

Operating results are heavily dependent upon the Company’s ability to attract and retain sufficient personnel with requisite experience and skills, including executives and plant management. Despite significant competition, the continued growth and expansion of the Company’s contract manufacturing business will require the Company to identify, hire, train and retain additional skilled and experienced personnel. Also critical to ongoing operations at one of the Company’s facilities is the successful negotiation of collective bargaining agreements and the avoidance of organized work stoppages.  The loss of any key employees, the failure to meet recruitment and retention objectives, or the inability to efficiently and successfully negotiate collective bargaining agreements could negatively impact the Company’s ability to grow and remain competitive in the future and could have a material adverse effect on the Company’s financial results.

Any disruption in the global financial markets and any economic downturn may adversely impact the availability and cost of credit and customer purchasing and payment patterns.

The ability of the Company to refinance indebtedness and to obtain financing for acquisitions or other general corporate and commercial purposes will depend on the Company’s operating and financial performance and is also subject to prevailing economic conditions and to financial, business and other factors beyond the control of the Company. Global credit markets and the financial services industry have experienced a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the U.S. and world economy, and may adversely affect the availability and cost of financing in the event of the reoccurrence these events.

The Company is subject to the risk of increased income taxes.

The Company and its subsidiaries are subject to tax return audits and examinations by various taxing jurisdictions. In determining the adequacy of the Company’s provision for income taxes, the Company regularly assesses the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, the Company believes its tax reserves reflect the outcome of tax positions that are more likely than not to occur. However, the Company cannot provide complete assurance that the final determination of any tax examinations will not be materially different than that, which is reflected in the Company’s current income tax provisions. Should additional taxes be assessed as a result of a current or future examination, this could have a material adverse effect on the Company’s financial results in the period or periods during which such determination is made.

The Company’s stock price is subject to significant volatility.

During the fiscal year ended June 27, 2010, the sales price per share of the Company’s common stock has ranged from a high of $13.94 per share to a low of $8.01 per share. The Company’s stock price has been, and may continue to be, subject to significant volatility due to various reasons, including: fluctuations in the Company’s revenue and earnings, the market’s changing expectations for the Company’s growth, overall equity market conditions, the limited float of the Company’s common stock, other risks and uncertainties described herein and other factors related or unrelated to the Company’s operations. The price of the Company’s common stock may also fluctuate due to conditions in the industries the Company and its customers serve or in the financial markets generally.  If the Company’s stock price drops below the Company’s net book value for an extended period of time, it may trigger an acceleration of goodwill impairment testing. The Company regularly assesses such situations to determine whether a triggering event has occurred and, if such an event does not occur, the Company will continue to conduct its annual goodwill impairment testing during the fourth fiscal quarter.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal facilities, which are deemed adequate and suitable for the Company’s business, are as follows:

Location	Principal Use	Land (acres)	Buildings (sq. ft.)	Calendar Year or Termination of Lease

Appleton, WI	Manufacturing, Offices & Warehouse	8.9	76,728	Owned

Berryville, AR	Manufacturing & Offices	17.5	52,000	Owned

Houston, TX	Manufacturing & Offices	2	33,000	2013

Huntsville, AR	Manufacturing & Offices	6	69,000	2020

Joplin, MO	Manufacturing & Offices	5	55,000	Owned

Joplin, MO	Manufacturing	1	92,000	2016

Pittsburgh, PA	Manufacturing & Offices	5	135,502	2010

Pittsburgh, PA	Manufacturing	1	29,880	2010

St. Louis, MO	Offices	3	27,790	2013

Tulsa, OK	Manufacturing & Offices	3	55,000	Owned

Tulsa, OK	Manufacturing & Offices	0.5	22,900	2015

The Company is currently negotiating a lease extension agreement for Pittsburgh for leases that terminate in calendar year 2010. The Company expects that a lease will be extended under existing option provisions.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are involved in various legal and other proceedings that are incidental to the conduct of the Company’s business.  Management believes that no known proceeding, which if adversely determined, would have a material effect on the Company’s financial condition and results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Cash Dividends

LaBarge’s common stock is listed on the NYSE Amex, under the trading symbol of “LB.” The following table indicates the quarterly high and low sale prices of the stock for the fiscal years 2010 and 2009, as reported by the NYSE Amex.

Fiscal 2010	High	Low

June 29, 2009 – September 27, 2009	$11.38	$8.01
September 28, 2009 – December 27, 2009	12.34	10.64
December 28, 2009 – March 28, 2010	13.13	10.40
March 29, 2010 – June 27, 2010	13.94	10.70

Fiscal 2009	High	Low

June 30, 2008 – September 28, 2008	$16.29	$11.62
September 29, 2008 – December 28, 2008	15.72	8.47
December 29, 2009 – March 29, 2009	14.63	4.45
March 30, 2009 – June 28, 2009	9.53	6.94

Holders

As of September 2, 2010, there were 1,739 holders of record of LaBarge’s common stock.

Dividend Policy

The Company has paid no cash dividends on its common stock. The Company currently anticipates that it will retain any future earnings for the development, operation and expansion of its business and for possible acquisitions, and does not intend to pay cash dividends in the foreseeable future.

In August 2009, the Company’s Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock.  In the three months ended June 27, 2010, the Company repurchased 84,494 shares of its common stock.  The following table discloses certain information relating to these repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 29, 2010 – April 25, 2010	---	---	---	864,083

April 26, 2010 – May 23, 2010	---	---	---	864,083

May 24, 2010 – June 27, 2010	84,494	11.51	84,494	779,589

Total	84,494	$11.51	84,494

(1)

Shares repurchased pursuant to a resolution of the Board of Directors dated August 26, 2009, authorizing the repurchase of up to 1.0 million shares. This authorization expired on August 26, 2010 and was renewed on September 1, 2010, expiring September 1, 2011. Purchases under this authorization were made in the open market.

ITEM 6.	SELECTED FINANCIAL DATA

(in thousands, except per-share amounts)

	Fiscal Year Ended

	June 27,	June 28,	June 29,	July 1,	July 2,
	2010	2009	2008	2007	2006

Net sales	$289,303	$273,368	$279,485	$235,203	$190,089
Before income tax earnings	22,035	16,667	23,838	17,999	15,964

Net earnings	$14,888	$10,338	$14,827	$11,343	$9,708

Basic net earnings per share	$0.95	$0.67	$0.98	$0.75	$0.64

Diluted net earnings per share	$0.93	$0.64	$0.92	$0.71	$0.60

Total assets	$204,522	$190,835	$160,472	$142,582	$140,350
Long-term debt	37,327	45,488	5,129	11,431	22,193

No cash dividends have been paid during the periods presented.

The Company acquired Pensar Electronic Solutions, LLC (“Pensar”) on December 22, 2008. Therefore, the Company’s financial results for the fiscal year ended June 27, 2010, includes 52 weeks of Pensar activity, compared with 27 weeks of activity for the fiscal year ended June 28, 2009. The impact of the Pensar acquisition is described in the Results of Operations section that follows.

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

Overview

The Company assists in the design and manufacture of sophisticated electronic and electromechanical systems and devices, and complex interconnect systems on a contract basis for its customers.  Engineering and manufacturing facilities are located in Arkansas, Missouri, Oklahoma, Pennsylvania, Texas and Wisconsin.

The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, natural resources, industrial, medical, commercial aerospace and computing and communications markets. As a contract manufacturer, revenues are impacted primarily by the volume of shipments in the particular period.

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

The Company acquired Pensar Electronic Solutions, LLC (“Pensar”) on December 22, 2008. Therefore, the Company’s financial results for the fiscal year ended June 27, 2010, includes 52 weeks of Pensar activity, compared with 27 weeks of activity for the fiscal year ended June 28, 2009. The impact of the Pensar acquisition is described in the Results of Operations section that follows.

Results of Operations – Fiscal 2010 – 2009 – 2008

Backlog
(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 27,	June 28,	June 29,
	2010 vs. 2009	2010	2009	2008

Defense	$ (3,049)	$110,430	$113,479	$119,407
Natural resources	21,888	36,357	14,469	18,058
Industrial	16,301	28,631	12,330	20,780
Medical	(2,387)	18,165	20,552	11,495
Commercial aerospace	(1,643)	1,612	3,255	46,230
Government systems	18	19	1	3,743
Other	(409)	3,513	3,922	1,580

Total backlog	$30,719	$198,727	$168,008	$221,293

The backlog at June 27, 2010 increased $30.7 million from June 28, 2009. The $21.9 million increase in natural resources backlog is primarily attributable to strong bookings with wind power generation and oil and gas customers. The $16.3 million increase in industrial backlog is primarily comprised of stronger bookings of electronic assemblies used in high-performance semiconductor test equipment and systems ($5.1 million) and additional bookings of electronic and electromechanical assemblies used in capital equipment for glass container fabrication systems ($8.2 million).

The backlog at June 28, 2009 included $20.4 million from the Pensar acquisition. Absent the Pensar acquisition, the backlog from June 29, 2008 to June 28, 2009 decreased by $73.7 million. The $43.0 million reduction in commercial aerospace is primarily related to the Eclipse bankruptcy described in more detail in Notes 4 and 5 to the Consolidated Financial Statements. The remaining decline in backlog results from reduced orders in several market sectors due to the economic downturn. The $9.1 million increase in medical backlog primarily resulted from the Pensar acquisition.

Approximately $30.4 million of the backlog at fiscal 2010 year-end is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $22.9 million at fiscal year-end 2009.

Net Sales
(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 27,	June 28,	June 29,
	2010 vs. 2009	2010	2009	2008

Defense	$ (5,701)	$121,528	$127,229	$107,882
Industrial	13,335	65,416	52,081	50,873
Natural resources	7,271	57,521	50,250	65,375
Medical	6,537	31,299	24,762	19,979
Commercial aerospace	(4,083)	4,157	8,240	20,386
Government systems	(4,090)	13	4,103	10,565
Other	2,666	9,369	6,703	4,425

Total net sales	$15,935	$289,303	$273,368	$279,485

The Pensar acquisition, which occurred in fiscal year 2009 and is described in Note 2 to the Consolidated Financial Statements, contributed $62.4 million of net sales in the 12 months ended June 27, 2010, compared with $25.9 million in the six months ended June 28, 2009.  The overall increase in Pensar’s sales in fiscal year 2010 versus fiscal year 2009 is primarily due to the fact that Pensar was included in the Company’s results for approximately half of the 2009 fiscal year and for the entire 2010 fiscal year. The $36.5 million increase in sales for this facility during fiscal 2010 versus fiscal 2009 included an increase of $16.5 million in the natural resources market, a $10.5 million increase in the industrial market, and a $7.1 million increase in the medical market.

For the 12 months ended June 27, 2010, excluding the impact of the Pensar acquisition, sales decreased $20.6 million, versus the comparable period a year earlier. The overall economic downturn was the primary contributor to the sales decline. Excluding the impact of the Pensar acquisition, fiscal 2010 sales to defense customers decreased $5.7 million; sales to natural resources customers decreased $9.3 million; sales to industrial customers increased $2.8 million; sales to commercial aerospace customers decreased $4.1 million; and sales to other customers decreased $4.3 million, versus fiscal 2009.

Excluding the impact of the Pensar acquisition, the $5.7 million decrease in defense sales in fiscal year 2010 related to reduced shipments under several contracts to produce cable and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Sales to customers in the natural resources market were negatively impacted by the overall economic downturn. This downturn resulted in a $9.3 million decrease in natural resources sales primarily in the oil and gas sector. Government systems sales were down as the Company completed a large multi-year contract for baggage scanning equipment in December 2008.  Commercial aerospace sales decreased due to the bankruptcy of Eclipse described in Notes 4 and 5 to the Consolidated Financial Statements.

The Pensar acquisition contributed $25.9 million of net sales to the 2009 fiscal year. The overall decrease in net sales between fiscal years 2009 and 2008 was primarily due to the economic downturn. The $19.3 million increase in defense sales in fiscal year 2009 related to several contracts to produce cable and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Sales to customers in the natural resources market were negatively impacted by the overall economic downturn. This downturn was partially offset by $9.7 million of natural resources sales from the Pensar acquisition, in the wind-power generation sector. The increase in medical sales was driven by $8.7 million of sales from the Pensar acquisition. Government systems sales were down as the Company completed a large multi-year contract for baggage scanning equipment in December 2008. Commercial aerospace sales decreased due to the bankruptcy of Eclipse described in Notes 4 and 5 to the Consolidated Financial Statements.

 Sales to the Company’s 10 largest customers represented 60.3% of total revenue in fiscal 2010, versus 64.4% in fiscal 2009 and 69.6% in fiscal 2008.  The Company’s top three customers and their relative contribution to fiscal year 2010 sales were Owens-Illinois, Inc, 14.0%; American Superconductor, 8.8%; and Raytheon Company, 8.2%. The Company’s top three customers for fiscal year 2009 were Owens-Illinois, Inc., 14.2%; Raytheon Company, 8.8%; and Schlumberger Ltd., 8.5%.   The Company’s top three customers for fiscal year 2008 were Owens-Illinois, Inc., 14.2%; Schlumberger Ltd., 11.2% and Modular Mining Systems, Inc., 9.4%.

Cost of Sales and Gross Profit

(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal		June 27,	June 28,	June 29,
	2010 vs. 2009		2010	2009	2008

Cost of sales	$9,094		$231,677	$222,583	$224,498
Percent of net sales	(130	) basis pts.	80.1%	81.4%	80.3%
Gross profit	$6,841		57,626	50,785	54,987
Gross profit margin	130	basis pts.	19.9%	18.6%	19.7%

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

Cost of sales for the fiscal year ended June 27, 2010, increased $9.1 million, compared with the prior fiscal year, driven by the fiscal year 2010 sales increase of $15.9 million. Gross profit for fiscal year 2010 increased $6.8 million and gross profit margin was up 130 basis points versus the prior fiscal year. The increase in gross profit margin from 18.6% in fiscal year 2009 to 19.9% in fiscal year 2010 was primarily driven by the impact of the write-down of inventory related to the Eclipse program, described in Note 5 to the Consolidated Financial Statements. The fiscal 2009 write-down of Eclipse-related inventory increased cost of sales and reduced gross profit by $4.2 million. This write-down reduced the reported gross profit margin by 150 basis points. In addition, gross profit for fiscal year 2010 was positively impacted by $596,000, for the payment of a claim on a contract completed in the third quarter of fiscal year 2009. This represents the final settlement of this claim.

The acquisition of Pensar added cost of sales of $54.8 million and gross profit of $7.7 million in the fiscal year ended June 27, 2010. The Pensar acquisition generated gross profit margin of 12.3% in the fiscal year ended June 27, 2010. Excluding the Pensar acquisition, the gross profit margin would have been 22.0% for the 12 months ended June 27, 2010.

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

The acquisition of Pensar added cost of sales of $23.6 million and gross profit of $2.3 million in the fiscal year ended June 28, 2009. The Pensar operation generated gross profit margin of 8.8% in the fiscal year ended June 28, 2009. The Pensar gross profit margin was negatively impacted by the step up of work in process and finished goods inventory as part of the allocation of the acquisition purchase price, which added $218,000 to cost of sales recorded by the Pensar operation.  Excluding the Pensar operation, the gross profit margin would have been 19.6% for the 12 months ended June 28, 2009, a decrease of 10 basis points compared with the same period in fiscal 2008.

Absent the Eclipse write-off and the impact of the Pensar acquisition, the gross profit margin would have been 21.3% for the fiscal year ended June 28, 2009, which is 160 basis points higher than the fiscal year ended June 29, 2008.

During the fiscal year ended June 29, 2008, the Company’s gross margin was negatively impacted by higher than anticipated labor and material costs on certain early-stage long-term contracts that were not fully recoverable from the Company’s customers, and start-up expenses on a significant new contract for the assembly of heavy mechanical products in the industrial market. In addition, in the fiscal year ended June 29, 2008, the Company recorded costs of $248,000, to account for the actual and anticipated loss on current and future shipments on one particular defense program for which the Company experienced significant design changes.

Selling and Administrative Expense

(dollars in thousands)

			Fiscal Year Ended

	Change Fiscal		June 27,	June 28,	June 29,
	2010 vs. 2009		2010	2009	2008

Selling and administrative
expense	$1,125		$33,935	$32,810	$29,557
Percent of net sales	30	basis pts.	11.7%	12.0%	10.6%

Selling and administrative expense increased by $1.1 million for the 12 months ended June 27, 2010, compared with the 12 months ended June 28, 2009.  The selling and administrative expenses for the Pensar acquisition were $3.8 million in the 12 months ended June 27, 2010, compared with $2.1 million in the six months ended June 28, 2009. Excluding the impact of the Pensar acquisition, selling and administrative expense decreased $522,000 for the 12 months ended June 27, 2010, compared with the 12 months ended June 28, 2009. The decrease in expenses is primarily attributable to the $3.7 million write-off of the Eclipse accounts receivable expensed during the second quarter of fiscal 2009. In addition, fringe benefit expense decreased $342,000, professional service fees decreased $287,000, employee relocation expenses decreased $130,000, and amortization expense decreased $246,000, compared with the year-ago period. These decreases were offset by increases in incentive compensation of $3.2 million, higher salaries and wages of $638,000, and tax expense of $346,000.

In fiscal year 2009, the major factors increasing selling and administrative expense, compared with fiscal 2008, were: the write-off of the Eclipse accounts receivable of $3.7 million, the acquisition of Pensar of $2.1 million, and higher salaries and wages due to head count and wage inflation of $1.4 million. Partially offsetting these increases were lower incentive compensation expense of $3.1 million, lower commissions of $575,000, and reduced personnel recruiting and relocation expenses of $259,000.
Interest Expense

(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 27,	June 28,	June 29,
	2010 vs. 2009	2010	2009	2008

Interest expense	$417	$1,711	$1,294	$1,459

Interest expense increased in fiscal year 2010 from the prior year due to the full-year impact of carrying the debt associated with the Pensar acquisition. The debt level decreased in the fiscal year period ended June 27, 2010, as a result of principal payments.

 Interest expense decreased in fiscal year 2009 from the prior year due to lower average interest rates.

Income Tax Expense

(in thousands)

		Fiscal Year Ended

	Change Fiscal	June 27,	June 28,	June 29,
	2010 vs. 2009	2010	2009	2008

Income tax expense	$ 818	$7,147	$6,329	$9,011

The effective income tax rate, prior to discrete items, for fiscal 2010 was 37%, compared with 40% and 38% in fiscal years 2009 and 2008, respectively. During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009.  The Company determined that the amounts related to prior fiscal years were not material to all prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the 12 months ended June 27, 2010, which had a $0.04 impact on basic and diluted earnings per share. The impact on full-year net earnings for fiscal year 2010 is not material.

Net Earnings and Earnings Per Share

(amounts in thousands, except per-share data)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Net earnings	$14,888	$10,338	$14,827
Basic net earnings per share	$0.95	$0.67	$0.98
Diluted net earnings per share	$0.93	$0.64	$0.92

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Average common shares outstanding -- basic	15,713	15,498	15,198
Dilutive options and nonvested shares	382	546	940

Adjusted average common shares outstanding -- diluted	16,095	16,044	16,138

All outstanding stock options and nonvested shares at June 27, 2010, June 28, 2009 and June 29, 2008, were dilutive. The stock options expire in various periods through 2014. The Company has awarded certain key executives nonvested shares tied to the Company’s fiscal year 2010 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest over the next two fiscal years.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Net cash provided by operating activities	$13,997	$29,620	$18,047
Net cash (used) by investing activities	(5,030)	(56,500)	(5,185)
Net cash (used) provided by financing activities	(10,963)	29,531	(11,608)

Net (decrease) increase in cash and cash equivalents	$(1,996)	$2,651	$1,254

The Company’s operations generated $14.0 million of cash in the 12 months ended June 27, 2010, compared with $29.6 million in the 12 months ended June 28, 2009. The Pensar acquisition generated positive operating cash flows of $2.1 million for the 12 months ended June 27, 2010, and $2.0 million for the six months ended June 28, 2009.

Excluding the impact of Pensar’s operating cash flow, the primary driver of the $15.6 million reduction in operating cash flow, in the 12 months of fiscal 2010, versus the same period a year earlier, was a $35.5 million reduction in cash received from customers (excluding Pensar customers). This results from lower sales in the 12 months ended June 27, 2010, exclusive of the Pensar acquisition, compared with the same fiscal period in the prior year.  The lower receipts were offset by a $21.0 million reduction in disbursements for inventory purchases and other costs of production. The lower inventory purchases and other production costs were primarily driven by the reduction of sales volume for the 12 months ended June 27, 2010, exclusive of the Pensar acquisition, and a reduction of purchases of long-lead materials.  In addition, the cash used for payroll-related expenditures decreased by $4.7 million in the 12 months ended June 27, 2010, compared with the 12 months ended June 28, 2009, as a result of a reduction in the incentive compensation paid during fiscal year 2010, compared with incentive compensation paid in fiscal year 2009.

The $51.5 million decrease in cash used by the Company’s investing activities in the 12 months ended June 27, 2010, versus the 12 months ended June 28, 2009 was driven by the $45.1 million investment in the Pensar acquisition made in the second fiscal quarter of fiscal year 2009. Capital expenditures were $4.2 million in the 12 months ended June 27, 2010.  These expenditures relate primarily to facility improvements at the Houston, Joplin and Tulsa plants. Capital expenditures were $10.8 million in the 12 months ended June 28, 2009, primarily related to the Company’s $2.5 million purchase of the Tulsa manufacturing facility, which had been leased in prior years, and the $4.2 million purchase of surface-mount technology equipment to expand the Company’s capabilities in Pittsburgh and Tulsa.

The $40.5 million decrease in cash provided by financing activities in the 12 months ended June 27, 2010, versus the 12 months ended June 28, 2009, reflects the second quarter of fiscal 2009 borrowing of $35.0 million of senior debt and $7.9 million of short-term borrowings to acquire the assets of Pensar.  In addition, the Company made debt payments during the 12 months ended June 27, 2010, of $8.2 million, versus debt payments of $1.7 million in fiscal year 2009. In fiscal year 2009, the Company paid down $10.5 million of borrowings under the revolving credit facility.
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

The $41.1 million increase in cash provided by financing activities in fiscal year 2009 was primarily attributable to the $35.0 million of senior term debt used to finance the Pensar acquisition.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 27, 2010, there were no outstanding loans under the revolving credit facility.  As of June 27, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal year ended June 27, 2010, the average rate was approximately 3.66%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal year ended June 27, 2010.

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

The interest rate swap agreement has been designated as a cash flow hedging instrument and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the fiscal year ended June 27, 2010, was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of June 27, 2010.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of June 27, 2010.

At June 27, 2010, the Company recorded a liability of $361,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $222,000 (net of deferred income tax effects of $139,000) relating to the fair value of the interest rate swap agreement.

The Company has classified its financial assets and liabilities using a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of June 27, 2010

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$361	$	---	$361

Total	$	---	$361	$	---	$361

Other Long-Term Debt

Other long-term debt includes capital lease agreements with outstanding balances totaling $77,000 at June 27, 2010 and $238,000 at June 28, 2009.

Maturities of Senior Long-Term Debt and Other Long-Term Obligations

The aggregate maturities of long-term obligations are as follows for the periods presented:

(in thousands)

Fiscal Year

2011	$12,069
2012	25,258

Total	$37,327

Stockholders’ Equity and Debt

The following table shows LaBarge’s equity and total debt positions:

  (in thousands)

	Fiscal Year Ended

	June 27,	June 28,
	2010	2009

Stockholders’ equity	$115,640	$103,151
Total debt and capital lease obligations	37,327	45,488

The Company intends to renegotiate the senior loan agreement prior to its maturity on December 2011. Management believes the availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

The following table shows LaBarge’s contractual obligations as of June 27, 2010:

(in thousands)

Payment Due by Period

Contractual Obligations		Less than				More than
	Total	1 year	1 – 3 years	3 – 5 years		5 years

Long-term debt	$37,250	$12,000	$25,250	$	---	$ ---
Capital lease obligations	77	69	8		---	---
Operating lease obligations	7,692	2,186	2,960		1,092	1,454

Total	$45,019	$14,255	$28,218		$1,092	$1,454

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with the Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 (formerly the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”).  The percentage of total revenue recognized from contracts under the percentage of completion method is generally 30-60% of total revenue in any given quarter.  These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

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

However, the cost of sales recognized under both contract types is determined differently.  The percentage-of-completion method for contracts that are within the scope of ASC Topic 605-35 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, and subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period multiplied by the estimated contract gross profit margin. Thus, if no changes to estimates were made, the procedure results in every dollar of earned revenue having the same cost of earned revenue and gross profit percentage.  This method is applied consistently on all of the contracts accounted for in accordance with ASC Topic 605-35.

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

The development of estimates of costs at completion involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Estimates of each significant contract’s value and estimate of costs at completion are reviewed and reassessed quarterly. Changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which the change in estimate is made.  When the current estimate of costs indicates a loss will be incurred on the contract, the total anticipated loss is recognized in that period.

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

In addition, when there is an anticipated loss on a contract, the entire loss is recorded in the period when the anticipated loss is determined.  The loss is reported as a component of cost of sales.  Therefore, the cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized.   The current period gross profit on a contract with a loss reserve will equal current period sales at a 0% gross profit margin plus or minus any net effect of cumulative adjustments to the loss reserve based on any changes to the estimated total loss on the contract.

This method of recording costs for contracts under ASC Topic 605-35 is equivalent to Alternative A as described in paragraph 35 of ASC Topic 605-35.

The contracts that are not subject to percentage of completion accounting are not subject to estimated costs of completion.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The contract costs do not include any selling and administrative expenses. The Company generally performs the work under fixed price arrangements so the profit on the contract may be influenced by the accuracy of the estimates used at the time a particular job is bid, as reflected in the sales price for the product, including: material costs, inflation, labor costs (both hours and rates), complexity of the work, and asset utilization.

Inventories

Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under percentage of completion accounting, are carried at the lower of cost or market value.

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

In addition, management regularly reviews all inventory for lower of cost or market value issues to determine whether any write-down to the lower of cost or market value is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $1.7 million, $1.5 million, and $1.9 million, respectively. This expense does not include the $4.2 million charge related to the Eclipse bankruptcy recognized in the second quarter of fiscal 2009 as described in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill and Other Intangible Assets

The Company evaluates goodwill for impairment on an annual basis on the first day of June of each fiscal year, as well as whenever events or changes in circumstances during the fiscal year indicate that the carrying amount may not be recoverable. Potential impairment of goodwill is assessed by comparing the carrying value of the reporting unit to its estimated fair value. If the carrying value of the reporting unit exceeds its fair value, an impairment loss may be required to be recorded. The Company evaluates whether any triggering events have occurred during the fiscal year, such as a significant decrease in expected cash flows at a reporting unit or changes in market or other business conditions that may indicate a potential impairment of goodwill or other intangible assets. In addition, the Company monitors its market capitalization, compared with the carrying value of the Company.

The annual goodwill impairment testing is performed in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”).  Under guidelines established by FASB ASC Topic 280, Segment Reporting (“ASC 280”) the Company operates as one operating segment.  However, the goodwill impairment analysis is performed at a reporting unit level. A reporting unit is one level below an operating segment as defined by ASC 280.  Goodwill is recorded on three of the Company’s reporting units.  The goodwill was a result of purchase accounting during the acquisition of these reporting units.

The Company estimates the fair value of its reporting units based on a combination of a market approach and an income approach. The income approach utilizes the discounted cash flow model and the market approach is based on market data for a group of guideline companies.  The Company also considers its market capitalization on the date of the impairment testing, compared with the sum of the fair values of all reporting units including those without goodwill recorded.

The discounted cash flow analysis requires the Company to make estimates and judgments about the future cash flows of each reporting unit.  The future cash flow forecasts for each reporting unit are based on historical and forecasted revenue and operating costs.  This, in turn, involves further estimates such as expected future revenue and expense growth rates, working capital needs at each reporting unit and future capital expenditures required to meet the revenue growth.  The discount rate is based on the estimated weighted average cost of capital for each reporting unit, which considers the risk inherent in each reporting unit.

The Company performed its annual impairment test of goodwill as of June 1, 2010, and concluded that no impairment charges were required.  Total goodwill at June 1, 2010 was $43.4 million. Goodwill is recorded at three of the Company’s reporting units.  Based on the on the annual impairment test completed as of June 1, 2010, the Company determined that the fair value of two of the reporting units, which represented $24.2 million of the total goodwill, was substantially in excess of the carrying value of the reporting units.

The remaining reporting unit, which was acquired in December 2008, had goodwill of $19.2 million at June 1, 2010.  The fair value of this reporting unit exceeded the carrying value of this unit by more than 20%.  However, this is a relatively recent acquisition that was purchased prior to the economic slowdown and the disruptive events in the credit markets.  The estimates and assumptions made in the Company’s estimate of the fair value of this reporting unit are inherently subject to significant uncertainties, many of which are beyond the control of the Company and there is no assurance that these results can be achieved.  The primary assumptions for which there is a reasonable possibility of the occurrence of variation that would significantly affect the measurement value include the assumptions regarding discount rate utilized, revenue growth, expected operating profit margins, and working capital requirements.

The following is a summary analysis of the significant assumptions used by the Company to estimate the fair value of this reporting unit using the income approach and how the assumptions were developed:

Discount rate:  The discount rate represents the expected return on capital and is based on the estimated weighted average cost of capital for the reporting unit.  The discount rate used in determining the fair value of the reporting unit was 16%.  This rate considers the risk inherent in the projections used to estimate the fair value of the reporting unit.  This rate takes into account the uncertainty about the expected revenue growth of the reporting unit and expected operating margins as well as the past performance of the reporting unit.  A change in the discount rate of 1% would indicate that the fair value of the reporting unit remains in excess of the carrying value of the unit.  However, it would indicate that the excess of the fair value of the reporting unit over the carrying value of the reporting unit would be less than 20%.

Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the electronic manufacturing services (“EMS”) industry.  The long term expected growth rate for the EMS industry is seven percent. The Company expects sales growth rates for this reporting unit to exceed the long term industry average of seven percent during the next five years as the Company recovers from the economic slowdown in fiscal years 2009 and 2010.  The growth rates will then normalize to industry rates and the Company used a terminal growth rate of 3% to calculate the terminal value in the discounted cash flow analysis. The Company expects the growth rates for the reporting unit to exceed the long-term growth rate of the EMS industry because (1) the Company expects that in fiscal year 2011, and fiscal year 2012, existing customers of the reporting unit will recover to their sales rates prior to the economic slowdown, and (2) the Company believes that with access to the Company’s larger sales force and more competitive financial strength the reporting unit will be able to attract new customers and gain additional business from existing customers.

Operating profit margin assumptions:  The forecasted operating profit used in the income approach for the reporting unit is expected to improve in the future years as a result of implementing lean efficiency improvements, leveraging of the Company wide purchasing agreements and leveraging fixed costs.

Working Capital assumptions and capital expenditures:  Working capital requirements were forecasted based on the reporting unit’s historical performance and considering industry averages.  Capital expenditures were forecasted based on current spending plans for the next two fiscal years and on industry averages, thereafter.

The Company also used the market approach to estimate the fair value of the reporting unit.  The Company utilizes the guideline public company method in which valuation pricing multiples are derived from the market share prices of stocks of companies that are engaged in the same or similar lines of business as the reporting unit, and that are actively traded on a free and open market.  The derived multiples are then applied to the reporting unit’s financial metrics producing indications of value, which are correlated to reach a final indication of value. The Company used Earnings before Interest Deprecation and Amortization (“EBITDA”) multiples based on the last 12 months and for the next 12 months to EBITDA to estimate fair value using a market approach.  These multiples range from 5.0 to 7.0 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 10% of the estimated fair value using the income approach.

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

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance titled, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance titled “Fair Value Measurements” (ASC Topic 820), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of ASC Topic 820 on June 30, 2008 for financial assets and liabilities, which did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance titled “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (ASC Topic 715). This guidance addresses the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company adopted ASC Topic 715 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance titled “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC Topic 825), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. In accordance with this guidance, an entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company adopted the provisions of ASC Topic 825 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled “Business Combinations” (ASC Topic 805), which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 29, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance titled “Disclosures about Derivative Instruments and hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815), which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under ASC Topic 815. ASC Topic 815 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this guidance in the first quarter of fiscal year 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance titled “Improving Disclosures about Fair Value Measurement” (Accounting Standards Update 2010-06), which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have amaterial impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance titled “Fair Value Measurements and Disclosures:” Measuring Liabilities at Fair Value (Accounting Standards Update 2009-5), which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company adopted this guidance effective September 28, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB guidance titled “Consolidation” (ASC Topic 810), which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance will be adopted on June 28, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will be adopted on June 28, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company has no sales offices or facilities outside of the United States. Sales for exports were 10.9% of total sales in fiscal year ended June 27, 2010, and less than 10% of total Company revenue in fiscal years 2009 and 2008. Export sales exceeded 10% of total revenue due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Interest Rate Risk

As of June 27, 2010, the Company had $37.3 million in total debt. Of the total debt, $28.8 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $327,000 is subject to a fixed rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $8.2 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $69,000 for one year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the “Index to Consolidated Financial Statements” contained on page 38 filed herewith.

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

Changes In Internal Control Over Financial Reporting

During fiscal year 2010, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

For Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, please refer to pages 39 and 40 of this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 will be included in the Company’s 2010 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report and is incorporated herein by reference.  The following sections of the 2010 proxy materials are herein incorporated by reference:  “Proposal 1: Election of Directors” (note that information regarding executive officers is included in this section); information disclosing the Audit Committee financial expert under the “Report of the Audit Committee;” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has a long-standing Policy on Business Conduct and Ethics applicable to all employees and directors (including the Company’s principal executive officer, principal financial officer, principal accounting officer and controller), which is available in the investor relations’ section of the Company’s Web site at www.labarge.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding the amendment to, or a waiver from, a provision of this policy that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its website.

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of the quarterly report on Form 10-Q for the fiscal quarter ended March 28, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in the Company’s 2010 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under “Proposal 1: Election of Directors,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 will be included in the Company’s 2010 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Voting Securities and Ownership Thereof By Management and Certain Beneficial Owners” and is herein incorporated by reference.

The following table contains certain information as of June 27, 2010 with respect to options granted and outstanding under the Company’s three stock option plans, weighted average exercise prices of outstanding options, warrants and rights and the number of securities remaining available for future issuance under these plans:

Number of
	Securities to be Issued Upon	Weighted Average	Number of Securities
	Exercise of Outstanding	Exercise Price	Remaining Available for Future
	Options, Warrants	of Outstanding Options,	Issuance Under
Plan Category	and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	426,652	$5.26	10,962

Equity compensation plans not approved by security holders	---	---	---

The following table contains certain information as of June 27, 2010, with respect to restricted stock awards outstanding under the 2004 Long Term Incentive Plan:

Number of Securities
	Number of Securities		Remaining Available for Future
	to be Issued Based on	Weighted Average Price	Issuance Under
Plan Category	Outstanding Grants	of Securities Issued	Equity Compensation Plans

Equity compensation plans approved by security holders	119,338	12.30	496,821

Equity compensation plans not approved by security holders	---	---

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 will be included in the Company’s 2010 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the sections “Certain Relationships and Related Transactions” and “Proposal 1: Election of Directors” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 will be included in the Company’s 2010 definitive proxy materials to be filed with the SEC within 120 days after the end of the Company’s fiscal year covered by this report under the section “Proposal 2: Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

The following documents are filed as part of this Annual Report on Form 10-K: (1) Financial Statements and (2) Schedules noted in the “Index to Consolidated Financial Statements” on page 38 and (3) Exhibits noted under “Exhibits.”

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

10.3(f)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998, previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K (File No. 001-05761) for the year ended December 31, 1997 and incorporated herein by reference.

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

10.6*

LaBarge, Inc. 1995 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 19, 1996 and incorporated herein by reference.

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

10.8*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan, previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

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

21**	Subsidiaries of the Company.
23**	Consent of Independent Registered Public Accounting Firm.
24**	Power of Attorney (see signature page).
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement.
**	Document filed herewith.

LaBARGE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements	Page

Management’s Report on Internal Control over Financial Reporting	39

Report of Independent Registered Public Accounting Firm	40

Consolidated Statements of Income
Years Ended June 27, 2010, June 28, 2009, and June 29, 2008	41

Consolidated Balance Sheets
As of June 27, 2010, and June 28, 2009	42

Consolidated Statements of Cash Flows
Years Ended June 27, 2010, June 28, 2009, and June 29, 2008	43

Consolidated Statements of Stockholders’ Equity
Years Ended June 27, 2010, June 28, 2009, and June 29, 2008	44

Notes to Consolidated Financial Statements	45-68

All other schedules have been omitted as they are not applicable, not significant, or the required information is provided in the consolidated financial statements or notes thereto.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting as of June 27, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control-Integrated Framework.” Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, management has concluded that, as of June 27, 2010, the Company’s internal control over financial reporting is effective based on its evaluation.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/CRAIG E. LaBARGE

Craig E. LaBarge
Chairman of the Board, Chief Executive Officer and President

/s/DONALD H. NONNENKAMP

Donald H. Nonnenkamp
Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBarge, Inc.:

We have audited the accompanying consolidated balance sheets of LaBarge, Inc. and subsidiaries (the Company) as of June 27, 2010 and June 28, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 27, 2010. We also have audited the Company’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBarge, Inc. and subsidiaries as of June 27, 2010 and June 28, 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

               /s/KPMG LLP

St. Louis, Missouri
September 2, 2010

LaBarge, Inc. CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands, except per-share amounts)

	Fiscal Year Ended

	June 27, 2010	June 28, 2009	June 29, 2008

Net sales	$289,303	$273,368	$279,485

Cost of sales	231,677	222,583	224,498

Gross profit	57,626	50,785	54,987

Selling and administrative expense	33,935	32,810	29,557

Operating income	23,691	17,975	25,430

Interest expense	1,711	1,294	1,459
Other (income) expense, net	(55)	14	133

Earnings before income taxes	22,035	16,667	23,838

Income tax expense	7,147	6,329	9,011

Net earnings	$14,888	$10,338	$14,827

Basic net earnings per common share	$0.95	$0.67	$0.98

Average basic common shares outstanding	15,713	15,498	15,198

Diluted net earnings per common share	$0.93	$0.64	$0.92

Average diluted common shares outstanding	16,095	16,044	16,138

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per-share amounts)

	June 27, 2010	June 28, 2009

ASSETS
Current assets:
Cash and cash equivalents	$2,301	$4,297
Accounts and other receivables, net	46,807	37,573
Inventories	64,536	54,686
Prepaid expenses	1,062	1,090
Deferred tax assets, net	3,655	3,055

Total current assets	118,361	100,701

Property, plant and equipment, net of accumulated depreciation of $35,704
at June 27, 2010, and $30,823 at June 28, 2009	28,536	30,624
Intangible assets, net	9,076	11,255
Goodwill	43,424	43,457
Other assets	5,125	4,798

Total assets	$204,522	$190,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,069	$6,162
Trade accounts payable	26,538	18,354
Accrued employee compensation	14,625	10,957
Other accrued liabilities	3,712	2,483
Cash advances from customers	2,921	6,738

Total current liabilities	59,865	44,694

Long-term advances from customers for purchase of materials	46	47
Deferred tax liabilities, net	2,494	1,885
Deferred gain on sale of real estate and other liabilities	1,219	1,732
Long-term debt	25,258	39,326

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at June 27, 2010, and June 28, 2009, respectively, including shares in treasury	160	160
Additional paid-in capital	14,582	14,700
Retained earnings	103,827	88,939
Accumulated other comprehensive loss	(222)	(141)
Less cost of common stock in treasury shares of 234,651 at June 27, 2010, and 56,765 at June 28, 2009	(2,707)	(507)

Total stockholders’ equity	115,640	103,151

Total liabilities and stockholders’ equity	$204,522	$190,835

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Fiscal Year Ended

	June 27, 2010	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net earnings	$14,888	$10,338	$14,827
Adjustments to reconcile net cash provided by operating activities, net of effects of acquisition:
Loss on disposal of property, plant and equipment	2	108	45
Depreciation and amortization	9,298	6,930	5,290
Amortization of deferred gain on sale of real estate	(481)	(481)	(481)
Share-based compensation	1,104	1,128	1,445
Other than temporary impairment of investments	---	26	59
Deferred taxes	9	790	361
Changes in operating assets and liabilities:
Accounts receivable, net	(9,231)	10,480	(10,574)
Inventories	(9,830)	18,589	(7,210)
Prepaid expenses	28	259	1,088
Trade accounts payable	7,777	(9,794)	3,531
Accrued liabilities	4,250	(3,018)	2,350
Cash advances from customers	(3,817)	(5,735)	7,316

Net cash provided by operating activities	13,997	29,620	18,047

Cash flows from investing activities:
Acquisition, net of cash acquired	---	(45,074)	---
Additions to property, plant and equipment	(4,162)	(10,799)	(4,840)
Proceeds from disposal of property, equipment and other assets	29	25	130
Additions to other assets and intangibles	(897)	(652)	(480)
Other investing activities	---	---	5

Net cash used in investing activities	(5,030)	(56,500)	(5,185)

Cash flows from financing activities:
Borrowings on revolving credit facility	7,850	50,050	91,278
Payments of revolving credit facility	(7,850)	(60,550)	(95,603)
Borrowings of long-term debt	---	42,014	---
Repayments of long-term debt	(8,162)	(1,654)	(6,302)
Transaction costs related to bank financing	---	(274)	---
Excess tax benefits from stock option exercises	422	3,083	213
Remittance of minimum taxes withheld as part of a net share
settlement of stock option exercises	(841)	(3,566)	(265)
Issuance of treasury stock	174	613	781
Purchase of treasury stock	(2,556)	(185)	(1,710)

Net cash (used) provided by financing activities	(10,963)	29,531	(11,608)

Net (decrease) increase in cash and cash equivalents	(1,996)	2,651	1,254
Cash and cash equivalents at beginning of fiscal year	4,297	1,646	392

Cash and cash equivalents at end of fiscal year	$2,301	$4,297	$1,646

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

STOCKHOLDERS’ EQUITY
Common stock, beginning of year	$160	$158	$158
Shares issued during year	---	2	---

Common stock, end of year	160	160	158

Paid-in capital, beginning of year	14,700	16,547	16,174
Stock compensation programs	(118)	(1,847)	373

Paid-in capital, end of year	14,582	14,700	16,547

Retained earnings, beginning of year	88,939	78,601	63,774
Net earnings for the year	14,888	10,338	14,827

Retained earnings, end of year	103,827	88,939	78,601

Accumulated other comprehensive loss, beginning of year	(141)	---	---
Other comprehensive loss for the year, net of tax	(81)	(141)	---

Accumulated other comprehensive loss, end of year	(222)	(141)	---

Treasury stock, beginning of year	(507)	(3,837)	(3,696)
Acquisition of treasury stock	(3,762)	(3,504)	(1,975)
Issuance of treasury stock	1,562	6,834	1,834

Treasury stock, end of year	(2,707)	(507)	(3,837)

Total stockholders’ equity	$115,640	$103,151	$91,469

COMPREHENSIVE INCOME
Net earnings	$14,888	$10,338	$14,827
Other comprehensive loss, net of tax	(81)	(141)	---

Total comprehensive income	$14,807	$10,197	$14,827

COMMON SHARES
Common stock, beginning of year	15,958,839	15,773,253	15,773,253
Shares issued during year	---	185,586	---

Common stock, shares issued, end of year	15,958,839	15,958,839	15,773,253

TREASURY SHARES
Treasury stock, beginning of year	(56,765)	(419,503)	(506,704)
Acquisition of shares	(338,664)	(293,004)	(145,038)
Issuance of shares	160,778	655,742	232,239

Treasury stock, end of year	(234,651)	(56,765)	(419,503)

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LaBarge, Inc. and subsidiaries (the “Company”) manufactures and assists in the design and engineering of sophisticated electronic and electromechanical systems and devices and complex interconnect systems on a contract basis for its customers in diverse markets.

The Company markets its services to customers desiring an engineering and manufacturing partner capable of developing and providing products that can perform reliably in harsh environmental conditions, such as high and low temperatures, severe shock and vibration. The Company’s customers do business in a variety of markets with significant revenues from customers in the defense, government systems, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues and profit levels are impacted, primarily, by the volume and mix of sales in the particular period.

Principles of Consolidation

The consolidated financial statements include the accounts of LaBarge, Inc. and its wholly-owned subsidiaries. Investments in less than 20%-owned companies are accounted for at cost.  All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

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

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. For the fiscal years ended June 28, 2009 and June 29, 2008, the Company revised its presentation of cash flows for the purchase of treasury stock, the issuance of treasury stock and the remittance of minimum taxes withheld as a part of net settlements of share-based payments. The total net cash flows provided by financing activities did not change nor did this impact any other presented financial information. The impact of the revision was not considered material to the previously issued financial statements.

During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009. The $795,000 reduction to income tax expense is net of the federal income taxes. The Company determined that the amounts that related to prior fiscal years were not material to all prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the 12 months ended June 27, 2010, which had a $0.04 impact on basic and diluted earnings per share. The impact on full-year net earnings for fiscal year 2010 was not material.

Accounting Period

The Company uses a fiscal year ending the Sunday closest to June 30; each fiscal quarter is 13 weeks.  Fiscal years 2010, 2009 and 2008 each consisted of 52 weeks.

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

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, formerly the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  The percentage of total revenue recognized from contracts under the percentage of completion method is generally 30-60% of total revenue in any given quarter.   These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product.

The Company also sells products under purchase agreements, supply contracts and purchase orders that are not within the scope of FASB ASC Topic 605-35. The Company provides goods from continuing production over a period of time.  The Company builds units to the customer specifications and based on firm purchase orders from the customer. The purchase orders tend to be of a relatively short duration and customers place orders on a periodic basis.  The pricing is generally fixed for some length of time and the quantities are based on individual purchase orders. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized on substantially all transactions when title transfers, which is usually upon shipment.

Therefore, revenue for contracts within the scope of FASB ASC Topic 605-35 and for those not within the scope of FASB ASC Topic 605-35 is recognized when title transfers, which is usually upon shipment or completion of the service.

However, the cost of sales recognized under both contract types is determined differently. The percentage-of-completion method for contracts that are within the scope of FASB ASC Topic 605-35 gives effect to the most recent contract value and estimates of cost at completion. Contract costs generally include all direct costs, such as materials, direct labor, subcontracts and indirect costs identifiable with or allocable to the contracts. Learning or start-up costs, including tooling and set-up costs incurred in connection with existing contracts, are charged to existing contracts.  The contract costs do not include any sales, marketing or general and administrative costs.  Revenue is calculated as the number of units shipped multiplied by the sales price per unit.  The Company estimates the total revenue of the contract and the total contract costs and calculates the contract cost percentage and gross profit margin.  The gross profit during a period is equal to the earned revenue for the period times the estimated contract gross profit margin. Thus, if no changes to estimates were made the procedure results in every dollar of earned revenue having the same cost of earned revenue and gross profit percentage. This method is applied consistently on all of the contracts accounted for under FASB ASC Topic 605-35.

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

In addition, when there is an anticipated loss on a contract, the entire loss is recorded in the period when the anticipated loss is determined. The loss is reported as a component of cost of sales.  The cumulative gross profit margin recognized through the end of the current period on a contract with an estimated loss will equal the current estimate of the gross profit margin on the contract multiplied by the contract revenues recognized through the end of the current period plus the provision for the additional loss on contract revenues yet to be recognized. The current period gross profit on a contract with an anticipated loss will equal current period sales at a 0% gross profit margin plus or minus any net effect of cumulative adjustments to the loss based on any changes to the estimated total loss on the contract.

This method of recording costs for contracts under FASB ASC Topic 605-35 is equivalent to Alternative A as described in paragraph 35 of FASB ASC Topic 605-35.

The contracts that are not subject to the percentage of completion accounting are not subject to estimated costs of completion.  Cost of sales under these contracts are based on the actual cost of material, labor and overhead charged to each job.  The contract costs do not include any selling and administrative expenses.

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

Inventories

Inventories, other than work-in-process inventoried costs relating to those contracts accounted for under FASB ASC Topic 605-35, are carried at the lower of cost or market value.

Inventoried costs relating to contracts accounted for under FASB ASC Topic 605-35are stated at the actual production cost, including overhead, tooling and other related non-recurring costs, incurred to date, reduced by the amounts identified with revenue recognized on units delivered. Selling and administrative expenses are not included in inventory costs.  Inventoried costs related to these contracts are reduced, as appropriate, by charging any amounts in excess of estimated realizable value to cost of sales.  The costs attributed to units delivered under these contracts are based on the estimated average cost of all units expected to be produced. This average cost utilizes, as appropriate, the learning curve concept, which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition.  In accordance with industry practice, inventories include amounts relating to long-term contracts that will not be realized in one year. Since the inventory balance is dependent on the estimated cost at completion of a contract, inventory is impacted by all of the factors described in the Revenue Recognition and Cost of Sales section above.

In addition, management regularly reviews all inventory for lower of cost or market issues to market value to determine whether any write-down is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, write-downs of inventory to lower cost or market may be required.  For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the expense for writing inventory down to the lower of cost or market charged to income before income taxes was $1.7 million, $1.5 million and $1.9 million (excluding the impact of the charges related to Eclipse as described in Note 5 of the Notes to Consolidated Financial Statements), respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  The Company has considered future taxable income analyses and feasible tax planning strategies in assessing the need for a valuation allowance. Should the Company determine that it would not be able to recognize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination is made. Effective July 2, 2007, the Company adopted the recognition and disclosure provision of FASB ASC Topic 740. This addresses the accounting for uncertain tax position that a Company has taken or expects to take on a tax return. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Fair Value of Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of June 27, 2010.

Additionally, the interest rate swap agreement, further described in Note 11 to the Notes to Consolidated Financial Statements, has been recorded by the Company based on the estimated fair value as of June 27, 2010.

Property, Plant and Equipment

Property, plant and equipment is carried at cost and includes additions and improvements which extend the remaining useful lives of the assets.  Depreciation is computed on the straight-line method.

Cash Equivalents

 The Company considers cash equivalents to be temporary investments that are readily convertible to cash, such as certificates of deposit, commercial paper and treasury bills with original maturities of three months or less.

Cash Advances

The Company receives cash advances from customers under certain contracts. Cash advances are liquidated over the period of product deliveries.

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

As part of the Company’s cost savings initiatives, the Company temporarily suspended its 401(k) matching contributions and the employee stock purchase plan in April 2009.  This suspension applied to employees Company-wide, including the named executive officers. As a result, the Company recorded no expense related to these plans in the fiscal year ended June 27, 2010. The plans were reinstated for the fiscal year 2011.

Share-Based Arrangements

The Company accounts for share-based arrangements under Statements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which requires that all share-based compensation be recognized as expense, measured at the fair value of the award.  FASB ASC Topic 718 also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows.

During the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company was notified that shares issued upon the exercise of incentive stock options (“ISOs”) were sold prior to being held by the employee for 12 months.  These disqualifying dispositions resulted in an excess tax benefit for the Company. Since the ISOs vested prior to adoption of the FASB ASC Topic 718, the entire tax benefit of $35,000 for fiscal year 2010, $16,000 for fiscal year 2009, and $213,000 for fiscal year 2008 was recorded as an increase to additional paid-in capital.

During the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, nonqualified shares were exercised, which generated excess tax benefits for the Company. The excess tax benefits recorded as an increase to additional paid in capital were $387,000 for the year ended June 27, 2010, $3.1 million for the year ended June 28, 2009 and $184,000 for the fiscal year ended June 29, 2008.

No stock options were issued in the years ended June 27, 2010, June 28, 2009, and June 29, 2008. All stock options previously granted were at prices not less than fair market value of the common stock at the grant date.  These options expire in various periods through 2014.

The Company has a program to award performance units tied to financial performance to certain key employees. The awards have a one-year performance period and an additional two-year service period, and compensation expense is recognized over three years. Included in diluted shares at June 27, 2010, were 119,338 shares issuable for fiscal year 2010 performance, as the performance condition was met. No performance units were issued related to fiscal year 2009, as the performance condition was not met.  Included in diluted shares at June 27, 2010, June 28, 2009, and June 29, 2008, were 141,923 shares issued for fiscal 2008 performance, as the performance condition was met. The share amounts described here are the number of shares issuable upon vesting of restricted shares and are included in dilutive shares using the treasury stock method as described in Note 16 of Consolidated Financial Statements.

For the fiscal year ended June 27, 2010, total share-based compensation was $1.1 million ($691,000 after-tax), equivalent to earnings per basic and diluted share of $0.04.  For the fiscal year ended June 28, 2009, total share-based compensation was $1.1 million ($678,000 after-tax), equivalent to earnings per basic and diluted share of $0.04. For the fiscal year ended June 29, 2008, total share-based compensation was $1.4 million ($891,000 after-tax), equivalent to earnings per basic and diluted share of $0.06.

Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company did not have any intangible assets other than goodwill not subject to amortization during the fiscal years ended June 27, 2010, and June 28, 2009.  Testing the impairment of goodwill requires comparison of the estimated fair values of each reporting unit to its carrying value.  If the fair value of the reporting unit were less than its carrying value, the Company would record an impairment in accordance with ASC Topic 350.

The Company estimates the fair value of its reporting units based on a combination of a market approach and an income approach.   The income approach utilizes the discounted cash flow model and the market approach is based on market data for a group of guideline companies.  The Company also considers its market capitalization on the date of the impairment testing as compared to the sum of the fair values of all reporting units including those without goodwill.

The discounted cash flow analysis requires the Company to make estimates and judgments about the future cash flows of each reporting unit. The future cash flow forecasts for each reporting unit are based on historical and forecasted revenue and operating costs.  This, in turn, involves further estimates such as expected future revenue and expense growth rates, working capital needs at each reporting unit and future capital expenditures required to meet the revenue growth.  The discount rate is based on the estimated weighted average cost of capital for each reporting unit, which considers the risk inherent in each reporting unit.

During the fourth quarter of 2010, the Company completed its annual impairment test and determined that the fair value of its reporting units are in excess of the carrying values and that there was no impairment of goodwill. Different assumptions regarding such factors as sales levels and price changes, labor and material cost changes, interest rates and productivity could affect such valuations.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance titled, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The guidance provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP but reorganizes the accounting literature and was effective for the Company’s interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance titled “Fair Value Measurements” (ASC Topic 820), to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures required relative to fair value measurements. The Company adopted the provisions of ASC Topic 820 on June 30, 2008 for financial assets and liabilities, which did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance titled “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (ASC Topic 715). This guidance addresses the accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Company adopted ASC Topic 715 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued guidance titled “The Fair Value Option for Financial Assets and Financial Liabilities” (ASC Topic 825), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. In accordance with this guidance, an entity shall report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. The Company adopted the provisions of ASC Topic 825 on June 30, 2008, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance titled “Business Combinations” (ASC Topic 805), which provides guidance on the accounting and reporting for business combinations. The guidance is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on June 29, 2009. Adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB Issued guidance titled “Disclosures about Derivative Instruments and hedging Activities, an amendment of FASB Statement No. 133” (ASC Topic 815), which requires companies to disclose their objectives and strategies for using derivative instruments, whether or not designated as hedging instruments under ASC Topic 815. ASC Topic 815 was effective for the Company for the fiscal year ended June 28, 2009 and did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1 titled “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of this guidance in the first quarter of fiscal year 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance titled “Improving Disclosures about Fair Value Measurement” (Accounting Standards Update 2010-06), which requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for reporting periods ending after June 15, 2009. The Company adopted this guidance effective June 29, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued guidance titled “Fair Value Measurements and Disclosures:” Measuring Liabilities at Fair Value (Accounting Standards Update 2009-5), which states companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This guidance addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. This guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required by this guidance. The Company adopted this guidance effective September 28, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2009, the FASB guidance titled “Consolidation” (ASC Topic 810), which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance will be adopted on June 28, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance will be adopted on June 28, 2010, and the Company does not expect this guidance will have a material impact on its consolidated financial statements.

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

The purchase price was allocated to Pensar’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The Company believes that substantially all of the $19.1 million of goodwill will be deductible for tax purposes. Intangible assets consist of $9.7 million for Pensar’s “customer list,” which is being amortized over eight years, and $950,000 for “employee non-compete contracts” which is being amortized over two years.

Sales attributable to Pensar were $62.4 million for the 12 months ended June 27, 2010. The impact on the Company’s net earnings for the fiscal year 2010 was an increase of $3.1 million before income tax and $1.9 million after-tax, which had a $0.12 impact on basic and diluted earnings per share for the fiscal year ended June 27, 2010.

3.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Sales	$289,781	$274,304	$280,354
Less sales discounts	478	936	869

Net sales	$289,303	$273,368	$279,485

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports were 10.9% of total sales for the fiscal year ended June 27, 2010. The exports exceeded 10% of total sales due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Customer Information

The Company’s top three customers and their relative contributions to sales for fiscal year ended June 27, 2010 were as follows: Owens-Illinois, Inc., $40.4 million (14.0%); American Superconductor, $25.3 million (8.8%); and Raytheon Company, $23.7 million (8.2%). This compares with Owens-Illinois, Inc., $38.8 million (14.2%), Raytheon Company, $24.1 million (8.8%) and Schlumberger Ltd., $23.3 million (8.5%) for fiscal year ended June 28, 2009, and Owens-Illinois, Inc., $39.8 million (14.2%), Schlumberger Ltd., $31.2 million (11.2%) and Modular Mining Systems, Inc., $26.2 million (9.4%), for fiscal year ended June 29, 2008.

4.	ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables consist of the following:

(in thousands)

	June 27,	June 28,
	2010	2009

Billed shipments	$46,890	$35,269
Less allowance for doubtful accounts	285	350

Trade receivables, net	46,605	34,919
Other current receivables	202	2,654

Total	$46,807	$37,573

Included in accounts receivable at June 27, 2010, and June 28, 2009, were $407,000 and $791,000, respectively, of receivables due directly from the U.S. Government and $14.8 million and $13.8 million, respectively, due from customers related to contracts with the U.S. Government.

At June 27, 2010, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $10.1 million (21.5%), $6.6 million (14.0%), $3.4 million (7.2%). This compares with $6.2 million (17.5%), $3.4 million (9.7%), and $2.6 million (7.3%) at June 28, 2009.

On November 25, 2008, Eclipse Aviation Corporation (“Eclipse”), a customer of the Company, announced that it filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The Company recorded additional selling and administrative expense of $3.7 million in the quarter ended December 28, 2008 to write-down the receivable from Eclipse to its estimated realizable value. (The Company also took charges against inventory as described in more detail in Note 5.)  On March 5, 2009, the Eclipse bankruptcy case was converted to Chapter 7 liquidation.  The Company does not expect any recovery from the bankruptcy estate.

Other current receivables as of June 28, 2009, included an income tax receivable of $2.2 million.

Allowance for Doubtful Accounts

This account represents amounts that may be uncollectible in future periods.

(in thousands)

	Balance	Additions		Balance
Fiscal	Beginning	Charged to	Less	End of
Year	of Period	Expense	Deductions	Period

2008	$214	$72	$34	$252
2009	252	3,943	3,845	350
2010	350	15	80	285

5.	INVENTORIES

Inventories consist of the following:

(in thousands)

	June 27,	June 28,
	2010	2009

Raw materials	$42,602	$38,902
Work in progress	4,658	3,768
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	13,399	9,296
Finished goods	3,877	2,720

Total	$64,536	$54,686

For the fiscal year ended June 27, 2010, June 28, 2009, and June 29, 2008, expense for the write down of inventory to lower of cost or market charged to income before taxes was $1.7 million, $5.7 million and $1.9 million, respectively. The expense for the write down of inventory to lower of cost or market in the fiscal year ended June 28, 2009, includes a $4.2 million charge related to the Eclipse bankruptcy described in Note 4.

The Company had approximately $4.6 million of inventory related to the production of the Eclipse E500 aircraft that was written down to its market value during the quarter ended December 28, 2008. The Company analyzed the inventory to reasonably determine the lower of cost or market value in light of the significant uncertainty surrounding the Company’s future role in the production of the Eclipse E500 aircraft, if any. As a result of this analysis, the Company recorded additional cost of sales expense of $4.2 million to record inventory at the lower of cost or market value during the quarter ended December 28, 2008. The remaining inventory was valued at $422,000, which the Company was able to recover by June 28, 2009 by selling certain items to brokers and returning certain items to vendors.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	June 27,	June 28,
	2010	2009

Production costs of goods currently in process (1)	$13,054	$9,115
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	642	621
Unrecovered costs subject to future
negotiation	---	69
Provision for contracts with estimated costs in
excess of contract revenues	(297)	(509)

Total inventoried costs
	$13,399	$9,296

    (1)   Selling and administrative expenses are not included in inventory costs.

The Company records a loss when the estimated costs of a contract exceed the net realizable value of such contract. Both contracts are fixed price contracts where the Company underestimated the materials cost and the inflation in commodity prices when the contracts were bid.  The Company has recorded a provision equal to the amount that estimated costs would exceed the net realizable revenue over the contract.

6.
PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

(in thousands)

			Estimated
	June 27,	June 28,	useful life
	2010	2009	in years

Land	$1,083	$1,083	---
Building and improvements	11,242	10,398	3 - 40
Leasehold improvements	4,225	3,694	2 - 15
Machinery and equipment	40,060	38,099	2 - 16
Furniture and fixtures	2,862	2,834	3 - 16
Computer equipment	3,801	3,454	3
Construction in progress	967	1,885	---

	64,240	61,447
Less accumulated depreciation	35,704	30,823

Total	$28,536	$30,624

Capital spending in fiscal year 2010 related primarily to improvements to the Houston, Joplin, and Tulsa facilities.  In fiscal year 2009, capital expenditures related primarily to the purchase and improvement of the Tulsa facility and the purchase of surface mount technology equipment to expand the Company’s capabilities in Pittsburgh and Tulsa.

Depreciation expense was $6.5 million, $4.9 million, and $4.2 million for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

The Company assessed its assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment – Impairment of Disposal of Long-Lived Assets (“ASC 360-10”).  Impairment is realized when the undiscounted cash flows to be derived from the asset are less than its carrying amount.  If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value.  The impairment charge is recorded in operating results. The carrying value of long-lived assets to be abandoned (for example, machinery and equipment that is no longer used in operations) is adjusted when the decision is made to abandon the asset. The Company recorded charges to the statement of income for fiscal year 2010, fiscal year 2009 and fiscal year 2008 of $196,000, $84,000 and $72,000, respectively, related to assets no longer used in operations.

7.	INTANGIBLE ASSETS, NET

Intangible assets, net, are summarized as follows:

(in thousands)

	June 27,	June 28,
	2010	2009

Software	$5,446	$5,133
Less accumulated amortization	4,432	3,972

Net software	1,014	1,161

Customer lists	9,670	13,070
Less accumulated amortization	1,836	3,679

Net customer lists	7,834	9,391

Employee agreements	950	950
Less accumulated amortization	722	247

Net employee agreements	228	703

  Total
	$9,076	$11,255

Intangible assets are amortized over periods ranging from two to eight years. Amortization expense was $2.8 million for the fiscal year ended June 27, 2010, $2.0 million for fiscal year ended June 28, 2009, and $1.1 million for fiscal year ended June 29, 2008.

The Company anticipates that amortization expense will approximate $2.1 million for fiscal year 2011, $1.9 million for fiscal year 2012, $1.7 million for fiscal year 2013, and $1.6 million for fiscal years 2014 and 2015.

The Company assessed the assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment – Impairment of Disposal of Long-Lived Assets (“ASC 360-10”).  Impairment is realized when the undiscounted cash flows to be derived from the asset are less than its carrying amount.  If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value.  The impairment charge is recorded in operating results.  There was no impairment charge during fiscal years 2010, 2009 or 2008, respectively.

8.	GOODWILL

Goodwill is summarized as follows:

(in thousands)

	June 27,	June 28,
	2010	2009

Goodwill	$43,424	$43,457

Goodwill is recorded at three of the Company’s reporting units. During the fourth quarter of fiscal 2010, in accordance with the Company’s accounting policy as described in Note 1 to the Consolidated Financial Statements, the Company performed the annual impairment analysis and determined that goodwill was not impaired.

9.	OTHER ASSETS

Other assets are summarized as follows:

(in thousands)

	June 27,	June 28,
	2010	2009

Cash value of life insurance	$4,723	$4,482
Deposits and licenses	186	54
Deferred financing costs, net	141	233
Other	75	29

Total	$5,125	$4,798

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees as described in Note 13 to the Consolidated Financial Statements.

10.	SALE-LEASEBACK TRANSACTION

On March 22, 2007, the Company sold its headquarters building complex for $9.6 million. Simultaneously, the Company entered into a six-year lease with the building’s new owner. The lease on the building qualifies as an operating lease. LaBarge’s continuing involvement with the property is more than a minor part, but less than substantially all of the use of the property. The gain on the transaction was $3.5 million. The profit on the sale, in excess of the present value of the minimum lease payments over the lease term, was $635,000 before income tax ($391,000 after-tax) and was recorded as a gain in other income in the fiscal year ended July 1, 2007. The remainder of the gain of $2.9 million is being amortized over the six years of the lease as a reduction in rent expense. Of this amount, $481,000 was recognized in the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

The obligations for future minimum lease payments as of June 27, 2010, and the amortization of the remaining deferred gain of $1.3 million is:

(in thousands)

Fiscal Year	Minimum Lease Payments	Deferred Gain Amortization	Net Rental Expense

2011	$603	$(481)	$122
2012	603	(481)	122
2013	435	(346)	89

11.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and the current maturities of long-term debt consist of the following:

(amounts in thousands)

	June 27,	June 28,
	2010	2009

Short-term borrowings:
Revolving credit agreement:
Balance at year-end	$ ---	$ ---
Interest rate at year-end	3.75%	4.00%
Average amount of short-term borrowings
outstanding during period	$35	$2,206
Average interest rate for fiscal year	3.79%	4.10%
Maximum short-term borrowings at any month-end	$ ---	$5,875

Senior long-term debt:
Term loan	$37,000	$45,000
Other	327	488

Total senior long-term debt	37,327	45,488
Less current maturities	12,069	6,162

Long-term debt, less current maturities	$25,258	$39,326

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Total net cash payments for interest in fiscal years 2010, 2009, and 2008 were $1.7 million, $897,000, and $1.5 million, respectively.

Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of June 27, 2010, there were no outstanding loans under the revolving credit facility.  As of June 27, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal year ended June 27, 2010, the average rate was approximately 3.66%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal year ended June 27, 2010.

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

The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the fiscal year ended June 27, 2010, was not significant.

Fair Value:

The Company considers the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of June 27, 2010.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of June 27, 2010.

At June 27, 2010, the Company recorded a liability of $361,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $222,000 (net of deferred income tax effects of $139,000) relating to the fair value of the interest rate swap agreement.

The Company has classified its financial assets and liabilities using a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of June 27, 2010

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$361	$	---	$361

Total	$	---	$361	$	---	$361

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $77,000 at June 27, 2010, and $238,000 at June 28, 2009.

Maturities of Senior Long-Term Debt:

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2011	$12,069
2012	25,258

Total	$37,327

12.	OPERATING LEASES

The Company operates its corporate headquarters and certain of its manufacturing facilities in leased premises and with leased equipment under noncancellable operating lease agreements having an initial term of more than one year and expiring at various dates through 2020.

Rental expense under operating leases is as follows:

(in thousands)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Initial term of more than one year	$2,700	$2,985	$2,894
Deferred gain on sale leaseback	(481)	(481)	(481)
Short-term rentals	---	---	155

Total	$2,219	$2,504	$2,568

At June 27, 2010, the future minimum lease payments under operating leases with initial noncancellable terms in excess of one year are as follows:

(in thousands)

Fiscal Year

2011	$2,186
2012	1,629
2013	1,331
2014	547
2015	545
Thereafter	1,454

Total	$7,692

The $1.5 million due after 2015 relates to an obligation under a long-term facility lease in Huntsville, Arkansas.

13.	EMPLOYEE BENEFIT PLANS

The Company has a qualified contributory savings plan under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements.  The plan allows eligible employees to contribute up to 60% of their compensation, with the Company matching 50% of the first $25 per month and 25% of the excess on the first 8% of this contribution.  During fiscal years 2010, 2009, and 2008, Company matching contributions were $0, $419,000, and $494,000, respectively. The Company suspended the matching contributions in the third quarter of fiscal 2009 and reinstated the matching contributions on July 1, 2010. In addition, at the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the plan.  There were no such contributions for fiscal years 2010, 2009, and 2008.

The Company has a deferred compensation plan for certain employees who, due to Internal Revenue Service (“IRS”) guidelines, cannot take full advantage of the contributory savings plan.  This plan, which is not required to be funded, allows eligible employees to defer portions of their current compensation and the Company guarantees an interest rate of between prime and prime plus 2%.  To support the deferred compensation plan, the Company may elect to purchase Company-owned life insurance.  The increase in the cash value of the life insurance policies exceeded the premiums paid by $81,000, $95,000, and $90,000 in fiscal years 2010, 2009, and 2008, respectively.  The cash surrender value of the Company-owned life insurance related to deferred compensation is included in other assets along with other policies owned by the Company, and was $1.8 million at June 27, 2010, compared with $1.7 million at June 28, 2009.  The liability for the deferred compensation and interest thereon is included in accrued employee compensation and was $5.3 million at June 27, 2010, compared with $5.2 million at June 28, 2009.

The Company has an employee stock purchase plan that allows eligible employees to purchase common stock at the end of each quarter at 15% below the market price as of the first or last day of the quarter, whichever is lower.  The Company suspended the employee stock purchase plan in the third quarter of fiscal 2009 and reinstated the plan in the first quarter of fiscal 2011. For the fiscal year June 28, 2009, 25,946 shares were purchased by employees in aggregate amount of $318,000 for which the Company recognized expense of approximately $59,000. For the fiscal year ended June 29, 2008, 24,166 shares were purchased by employees in the aggregate amount of $307,000, for which the Company recognized expense of approximately $65,000.

14.	OTHER EXPENSE (INCOME), NET

The components of other income, net, are as follows:

(amounts in thousands)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Interest income	$(21)	$(8)	$(11)
Other than temporary impairment
of investments	---	26	59
Other, net	(34)	(4)	85

Total	$(55)	$14	$133

15.	INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

(in thousands)

	June 27,	June 28,	June 29,
	2010	2009	2008

Current:
U.S. Federal	$6,880	$4,431	$7,210
State and Local	86	1,011	1,444

Total	$6,966	$5,442	$8,654

Deferred:
U.S. Federal	$174	$750	$245
State and Local	7	137	112

Total	$181	$887	$357

Income tax expense from operations:
U.S. Federal	$7,054	$5,181	$7,455
State and Local	93	1,148	1,556

Total	$7,147	$6,329	$9,011

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax rate of 35% as follows:

(in thousands)

	June 27,	June 28,	June 29,
	2010	2009	2008

Computed “expected” tax expense	$7,712	$5,834	$8,343
Increase (decrease) in income taxes resulting from:
Manufacturing deductions	(358)	(113)	(360)
Tax exposure adjustment	(130)	(185)	(135)
Apportionment adjustment	(795)	---	---
State and local tax, net	758	813	1,007
Other	(40)	(20)	156

Total	$7,147	$6,329	$9,011

The Company regularly reviews its potential tax liabilities for tax years subject to audit.

During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009. See Note 1 to Consolidated Financial Statements for further discussion.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

	June 27,	June 28,
	2010	2009

Deferred tax assets:
Inventories due to additional costs inventoried
for tax purposes pursuant to the Tax Reform Act
of 1986 and inventory valuation provisions	$2,452	$1,917
Gain on sale-leaseback transaction	502	714
Deferred compensation	2,329	2,668
Loss reserves on long-term contracts	117	217
Accrued vacation	495	462
Other than temporary impairment of asset - held for sale	295	307
Other	561	361

Total gross deferred tax assets	$6,751	$6,646

Deferred tax liabilities:
Goodwill and intangibles	$(3,324)	$(2,775)
Property, plant and equipment, principally due to
differences in depreciation methods	(2,228)	(2,618)
Other	(38)	(83)

Total gross deferred tax liabilities	$(5,590)	$(5,476)

Net deferred tax assets	$1,161	$1,170

A valuation allowance is provided, if necessary, to reduce the deferred tax assets to a level, which, more likely than not, will be realized.  The net deferred tax assets reflect management’s belief that it is more likely than not that future operating results will generate sufficient taxable income to realize the deferred tax assets.

Total net cash payments for federal and state income taxes were $4.4 million for fiscal year 2010, $4.1 million for fiscal year 2009, and $8.4 million for fiscal year 2008.

The amount of unrecognized tax benefits as of June 27, 2010 included $28,000 of uncertain tax benefits and other items, which would impact the Company’s provision for income taxes and effective tax rate if recognized. The amount of unrecognized tax benefits as of June 28, 2009, and June 29, 2008, included $158,000 and $274,000, respectively, of uncertain tax benefits and other items, which would impact the Company’s provision for income taxes and effective tax rate if recognized.

 The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2010, there was approximately $16,000 of accrued interest related to uncertain tax positions.

The Company’s federal income tax return for fiscal years 2010 and 2009 are open tax years. In August 2009, the Company was notified that the IRS would be auditing the fiscal year 2008 return. The fiscal year 2008 audit was closed in fiscal year 2009 with no findings. The Company files in numerous state jurisdictions with varying statutes of limitation open from 2004 through 2009, depending on each jurisdiction’s unique tax laws. During the fiscal year ended June 29, 2008, the IRS concluded its examination of the Company’s federal returns for fiscal years 2005 and 2006. As a result of adjustments to the Company’s claimed research and experimentation credits, and other issues, the Company settled with the IRS for $236,000. The unrecognized tax benefits were decreased by $371,000 as a result of the settlement and the expiration of certain statutes. The Company recorded $15,000 of the additional expense related to the settlement during the fiscal year ended June 29, 2008.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(in thousands)
	June 27,	June 28,
	2010	2009

Balance at beginning of the year	$158	$274
Reductions for tax positions of prior years	(130)	(116)

Balance at end of year	$28	$158

16.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except per-share amounts)

	Fiscal Year Ended

	June 27,	June 28,	June 29,
	2010	2009	2008

Net earnings	$14,888	$10,338	$14,827

Basic net earnings per common share	$0.95	$0.67	$0.98

Diluted net earnings per common share	$0.93	$0.64	$0.92

Basic earnings per share are calculated using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are calculated using the weighted average number of common shares outstanding during the period plus shares issuable upon vesting of restricted shares and the assumed exercise of dilutive common share options by using the treasury stock method.

(in thousands)

	June 27,	June 28,	June 29,
	2010	2009	2008

Average common shares outstanding -- basic	15,713	15,498	15,198
Dilutive options and nonvested shares	382	546	940

Adjusted average common shares outstanding -- diluted	16,095	16,044	16,138

All outstanding stock options and nonvested shares at June 27, 2010, June 28, 2009, and June 29, 2008, were dilutive. The stock options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2008 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest over the next fiscal year.

17.	SHARE-BASED ARRANGEMENTS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of share-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of share-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s share-based compensation awards outstanding at June 27, 2010, include stock options, restricted stock and performance units.

For the fiscal year ended June 27, 2010, total share-based compensation was $1.1 million ($691,000 after-tax), equivalent to earnings per basic and diluted shares of $0.04. For the fiscal year ended June 28, 2009, total share-based compensation was $1.1 million ($678,000 after-tax), equivalent to earnings per basic and diluted shares of $0.04.  For the fiscal year ended June 29, 2008, total share-based compensation was $1.4 million ($891,000 after-tax), equivalent to earnings per basic and diluted share of $0.06.

As of June 27, 2010, the total unrecognized compensation expense related to nonvested shares and performance units was $979,000 before income tax, and the period over which it is expected to be recognized is approximately two years. At June 28, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $615,000 before income tax, and the period over which it is expected to be recognized is approximately one year.

Stock Options

A summary of the activity in the Company’s Plans during the fiscal year ended June 27, 2010, is presented below:

	Number of Shares	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value Granted Options

Outstanding at July 1, 2007	1,581,313	$3.90	1,581,313	$3.90

Canceled	---	---	---	---
Exercised	(99,989)	4.69	---	---

Outstanding at June 29, 2008	1,481,324	$3.84	1,481,324	$3.84

Canceled	(4,500)	8.54	---	---
Exercised	(892,285)	3.08	---	---	---

Outstanding at June 28, 2009	584,539	$4.97	584,539	$4.97

Canceled	---	---	---	---
Exercised	(157,887)	3.25	---	---	---

Outstanding at June 27, 2010	426,652	$5.61	426,652	$5.61

The following table summarizes information about stock options outstanding and exercisable as of June 27, 2010:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	112,900	1.2	$2.85	$1.1
$3.03 – 5.96	121,600	3.1	3.53	1.1
$5.97– 8.54	192,152	4.2	8.54	0.7

	426,652	3.1	$5.61	$2.9

(1)         The intrinsic value of a stock option is the amount by which the June 27, 2010 market value of the underlying stock exceeds the exercise price of the option.

For the fiscal years ended June 27, 2010, and June 28, 2009, the total intrinsic value of stock options exercised was $1.2 million and $8.2 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the fiscal years ended June 27, 2010, and June 28, 2009.

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

A summary of the activity of the Company’s nonvested shares during the fiscal year ended June 27, 2010, is presented below:

	Number of	Weighted
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at July 1, 2007	74,261	$13.33

Issued	108,084	12.29
Vested	(74,261)	13.33

Nonvested shares at June 29, 2008	108,084	$12.29

Issued	141,923	13.00
Vested	(108,084)	12.29

Nonvested shares at June 28, 2009	141,923	$13.00

Issued	119,338	12.30
Vested	(141,923)	13.00

Nonvested shares at June 27, 2010	119,338	$12.30

For the fiscal years ended 2010, 2009, and 2008, compensation expense related to the LTIP was $1.1 million, $1.1 million and $1.4 million, respectively.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is set forth below:

(amounts in thousands, except per-share amounts)

	Fiscal Quarter Ended

	September 27,	December 27,	March 28,	June 27,
Fiscal Year 2010	2009	2009	2010	2010	Total

Net sales	$63,155	$69,000	$74,735	$82,413	$289,303

Cost of sales	50,925	55,300	59,334	66,118	231,677

Gross profit	12,230	13,700	15,401	16,295	57,626

Selling and administrative expense	8,090	8,858	8,402	8,585	33,935

Operating income	4,140	4,842	6,999	7,710	23,691

Interest expense	508	421	400	382	1,711
Other expense (income), net	24	15	(45)	(49)	(55)

Earnings before income taxes	3,608	4,406	6,644	7,377	22,035

Income tax expense	505	1,569	2,516	2,557	7,147

Net earnings	$3,103	$2,837	$4,128	$4,820	$14,888

Basic net earnings per common share	$0.20	$0.18	$0.26	$0.31	$0.95

Average basic common shares outstanding	15,743	15,756	15,710	15,644	15,713

Diluted net earnings per common share	$0.19	$0.18	$0.26	$0.30	$0.93

Average diluted common shares outstanding	16,048	16,041	16,010	16,035	16,095

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

	Fiscal Quarter Ended

	September 28,	December 28,	March 29,	June 28,
Fiscal Year 2009	2008	2008	2009	2009	Total

Net sales	$68,192	$68,207	$72,216	$64,753	$273,368

Cost of sales	53,929	57,955	57,558	53,141	222,583

Gross profit	14,263	10,252	14,658	11,612	50,785

Selling and administrative expense	8,270	9,642	7,828	7,070	32,810

Operating income	5,993	610	6,830	4,542	17,975

Interest expense	158	145	508	483	1,294
Other expense, net	10	6	4	(6)	14

Earnings before income taxes	5,825	459	6,318	4,065	16,667

Income tax expense	2,156	210	2,506	1,457	6,329

Net earnings	$3,669	$249	$3,812	$2,608	$10,338

Basic net earnings per common share	$0.24	$0.02	$0.24	$0.17	$0.67

Average basic common shares outstanding	15,234	15,451	15,656	15,651	15,498

Diluted net earnings per common share	$0.23	$0.02	$0.24	$0.16	$0.64

Average diluted common shares outstanding	16,090	16,059	16,042	16,029	16,044

EXHIBIT INDEX

Exhibit Number	Description
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

10.3(f)*

Sixth Amendment to the First Amendment and Restatement of the LaBarge, Inc. Employees Savings Plan executed on January 9, 1998, previously filed as Exhibit II, respectively, to the LaBarge, Inc. Employees Savings Plan’s Annual Report on Form 11-K (File No. 001-05761) for the year ended December 31, 1997 and incorporated herein by reference.

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

10.6*

LaBarge, Inc. 1995 Incentive Stock Option Plan, previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K (File No. 001-05761) on September 19, 1996 and incorporated herein by reference.

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

10.8*

LaBarge, Inc. 1999 Non-Qualified Stock Option Plan, previously filed with the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-05761) filed on October 8, 1999, and incorporated herein by reference.

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

Date:	September 2, 2010
LaBarge, Inc.

By:	/s/DONALD H. NONNENKAMP

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

SIGNATURE	TITLE	DATE

/s/CRAIG E. LaBARGE	Chairman of the Board, Chief Executive Officer	September 1, 2010

Craig E. LaBarge	and President (Principal Executive Officer)

/s/DONALD H. NONNENKAMP	Vice President, Chief Financial Officer	September 1, 2010

Donald H. Nonnenkamp	and Secretary (Principal Financial and Accounting Officer)

/s/ROBERT G. CLARK	Director	September 1, 2010

Robert G. Clark

/s/THOMAS A. CORCORAN	Director	September 1, 2010

Thomas A. Corcoran

/s/JOHN G. HELMKAMP, JR.	Director	September 1, 2010

John G. Helmkamp, Jr.

/s/LAWRENCE J. LeGRAND	Director	August 24, 2010

Lawrence J. LeGrand

/s/JACK E. THOMAS, JR.	Director	September 1, 2010

Jack E. Thomas, Jr.