Form 10-Q
period 2010-10-03
LABARGE INC
filed 2010-11-05
CIK 57139

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended October 3, 2010
or
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
Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of November 4, 2010: 15,808,331 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended October 3, 2010

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

Signature

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(amounts in thousands, except per-share amounts)

	Three Months Ended

	October 3, 2010	September 27, 2009

Net sales	$85,448	$63,155

Cost of sales	68,017	50,925

Gross profit	17,431	12,230

Selling and administrative expense	9,401	8,090

Operating income	8,030	4,140

Interest expense	398	508
Other (income) expense, net	(6)	24

Earnings before income taxes	7,638	3,608

Income tax expense	2,710	505

Net earnings	$4,928	$3,103

Basic net earnings per common share	$0.31	$0.20

Average basic common shares outstanding	15,685	15,743

Diluted net earnings per common share	$0.31	$0.19

Average diluted common shares outstanding	15,898	16,048

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(amounts in thousands, except per-share amounts)

	October 3, 2010	June 27, 2010

ASSETS
Current assets:
Cash and cash equivalents	$235	$2,301
Accounts and other receivables, net	45,039	46,807
Inventories	72,103	64,536
Prepaid expenses	1,538	1,062
Deferred tax assets, net	3,805	3,655

Total current assets	122,720	118,361

Property, plant and equipment, net of accumulated depreciation of $37,191
at October 3, 2010, and $35,704 at June 27, 2010	27,552	28,536
Intangible assets, net	8,540	9,076
Goodwill	43,424	43,424
Other assets	5,199	5,125

Total assets	$207,435	$204,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$550	$ ---
Current maturities of long-term debt	10,231	12,069
Trade accounts payable	27,834	26,538
Accrued employee compensation	12,168	14,625
Other accrued liabilities	6,148	3,712
Cash advances from customers	3,423	2,921

Total current liabilities	60,354	59,865

Long-term advances from customers for purchase of materials	308	46
Deferred tax liabilities, net	2,494	2,494
Deferred gain on sale of real estate and other liabilities	1,127	1,219
Long-term debt	22,554	25,258

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at both October 3, 2010, and June 27, 2010, including shares in treasury	160	160
Additional paid-in capital	13,799	14,582
Retained earnings	108,755	103,827
Accumulated other comprehensive loss	(250)	(222)
Less cost of common stock in treasury shares of 160,008 at October 3, 2010, and 234,651 at June 27, 2010	(1,866)	(2,707)

Total stockholders’ equity	120,598	115,640

Total liabilities and stockholders’ equity	$207,435	$204,522

See accompanying Notes to Consolidated Financial Statements.

LaBARGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(amounts in thousands)

	Three Months Ended

	October 3, 2010	September 27, 2009

Cash flows from operating activities:
Net earnings	$4,928	$3,103
Adjustments to reconcile net cash provided by operating activities:
Loss on disposal of property, plant and equipment	---	14
Depreciation and amortization	2,168	2,238
Amortization of deferred gain on sale of real estate	(120)	(120)
Share-based compensation	376	308
Deferred taxes	(148)	(78)
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,768	(478)
Inventories	(7,567)	(660)
Prepaid expenses	(476)	(167)
Trade accounts payable	1,132	2,563
Accrued liabilities	212	1,422
Cash advances from customers	764	(1,883)

Net cash provided by operating activities	3,037	6,262

Cash flows from investing activities:
Additions to property, plant and equipment	(401)	(1,922)
Proceeds from disposal of property, equipment and other assets	4	13
Additions to other assets	(161)	(287)

Net cash used by investing activities	(558)	(2,196)

Cash flows from financing activities:
Borrowings on revolving credit facility	9,075	---
Payments of revolving credit facility	(8,525)	---
Repayments of long-term debt	(4,542)	(40)
Excess tax benefits from stock option exercises	---	387
Remittance of minimum taxes withheld as part of a net share settlement of stock option exercises	(562)	(841)
Issuance of treasury stock	9	63
Purchase of treasury stock	---	(140)

Net cash used by financing activities	(4,545)	(571)

Net (decrease) increase in cash and cash equivalents	(2,066)	3,495
Cash and cash equivalents at beginning of period	2,301	4,297

Cash and cash equivalents at end of period	$235	$7,792

See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets at October 3, 2010, and the related consolidated statements of income and cash flows for the three months ended October 3, 2010 and September 27, 2009, have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. For the three months ended September 27, 2009, the Company revised its presentation of cash flows from the purchase of treasury stock, the issuance of treasury stock and the remittance of minimum taxes withheld as a part of net settlements of share-based payments. The total net cash flow provided by financing activities did not change nor did this impact any other presented financial information. The impact of the revision was not considered material to the previously issued financial statements.

During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after-tax) for a gross receipts tax that relates to fiscal years 2005 through 2009. The $795,000 reduction to income tax expense is net of the federal income taxes. The Company determined that the amounts that related to prior fiscal years were not material to any of the respective prior fiscal years, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings was an increase of $670,000 for the three months ended September 27, 2009, which had a $0.04 impact on basic and diluted earnings per share. The impact on full-year net earnings for fiscal year 2010 was not material.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update included in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted by the Company on June 28, 2010, and adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance was adopted on June 28, 2010, and adoption did not have a material impact on the Company’s consolidated financial statements.

2.	SALES AND NET SALES

Sales and net sales consist of the following:

(in thousands)

	Three Months Ended

	October 3,	September 27,
	2010	2009

Sales	$85,562	$63,294
Less sales discounts	114	139

Net sales	$85,448	$63,155

Geographic Information

The Company has no sales offices or facilities outside of the United States.  Sales for exports were 10.9% of total sales for the fiscal quarter ended October 3, 2010. The exports exceeded 10% of total sales due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Customer Information

The Company’s top three customers and their relative contributions to sales for the three months ended October 3, 2010, were as follows: Owens-Illinois, Inc., $13.4 million (15.6%); American Superconductor, $8.7 million (10.1%); and Schlumberger, Ltd., $7.7 million (9.0%). This compares with Owens-Illinois, Inc., $6.9 million (10.9%); BAE Systems, $5.8 million (9.2%); and Raytheon Company, $5.4 million (8.6%) for the three months ended September 27, 2009.

3.	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables consist of the following:

(in thousands)

	October 3,	June 27,
	2010	2010

Billed shipments	$44,944	$46,890
Less allowance for doubtful accounts	267	285

Trade receivables, net	44,677	46,605
Other current receivables	362	202

Total	$45,039	$46,807

Included in accounts receivable at October 3, 2010, and June 27, 2010, were $138,000 and $407,000, respectively, of receivables due directly from the U.S. Government and $15.1 million and $14.8 million, respectively, due from customers related to contracts with the U.S. Government.

At October 3, 2010, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $10.2 million (22.8%), $6.0 million (13.3%), and $3.1 million (6.9%). This compares with $10.1 million (21.5%), $6.6 million (14.0%), and $3.4 million (7.2%) at June 27, 2010.

4.	INVENTORIES

Inventories consist of the following:

(in thousands)

	October 3,	June 27,
	2010	2010

Raw materials	$47,042	$42,602
Work in progress	7,151	4,658
Inventoried costs relating to long-term
contracts, net of amounts attributable to
revenues recognized to date	12,914	13,399
Finished goods	4,996	3,877

Total	$72,103	$64,536

For the three months ended October 3, 2010, and September 27, 2009, expense for obsolete or slow-moving inventory charged to income before taxes was $472,000 and $255,000, respectively.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:

(in thousands)

	October 3,	June 27,
	2010	2010

Production costs of goods currently in process (1)	$12,231	$13,054
Excess of production costs of delivered units
over the estimated average cost of all units
expected to be produced, including tooling
and non-recurring costs	892	642
Unrecovered costs subject to future negotiation	47	---
Reserve for contracts with estimated costs in
excess of contract revenues	(256)	(297)

   Total inventoried costs
	$12,914	$13,399

    (1)    Selling and administrative expenses are not included in inventory costs.

Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.

The inventoried costs relating to long-term contracts include unrecovered costs of $47,000 and $0 at October 3, 2010, and June 27, 2010, respectively, which are subject to future determination through negotiation or other procedures not complete at October 3, 2010. In the opinion of management, these costs will be recovered by contract modification.

 The Company records a loss when the estimated costs of a contract exceed the net realizable value of contract. The Company has recorded a provision equal to the amount that estimated costs would exceed the net realizable revenue over the contract.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net, consist of the following:

(in thousands)

	October 3,	June 27,
	2010	2010

Software	$5,478	$5,446
Less accumulated amortization	4,547	4,432

Net software	931	1,014

Customer lists	9,670	9,670
Less accumulated amortization	2,162	1,836

Net customer lists	7,508	7,834

Employee agreements	950	950
Less accumulated amortization	849	722

Net employee agreements	101	228

Total	$8,540	$9,076

Intangible assets are amortized over a period ranging from two to eight years.  Amortization expense was $598,000 for the three months ended October 3, 2010, compared with $707,000 for the three months ended September 27, 2009.

The Company anticipates that amortization expense will approximate $2.1 million for fiscal year 2011, $1.9 million for fiscal year 2012, $1.7 million for fiscal year 2013, $1.6 million for fiscal year 2014, and $1.6 million for fiscal year 2015.

The Company assesses the assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment – Impairment of Disposal of Long-Lived Assets.  Impairment is realized when the undiscounted cash flows to be derived from the asset are less than its carrying amount.  If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value.  The impairment charge is recorded in operating results.  There was no impairment charge during the three months ended October 3, 2010, or during fiscal year 2010.

6.	GOODWILL

Goodwill is summarized as follows:
(in thousands)

	October 3,	June 27,
	2010	2010

Goodwill	$43,424	$43,424

Goodwill is recorded at three of the Company’s reporting units. Impairment is tested annually in the fourth quarter of each fiscal year or more frequently if events or circumstances warrant.
7.	OTHER ASSETS

Other assets consist of the following:
(in thousands)

	October 3,	June 27,
	2010	2010

Cash value of life insurance	$4,819	$4,723
Deposits and licenses	177	186
Deferred financing costs, net	116	141
Other	87	75

Total	$5,199	$5,125

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

8.	SHORT- AND LONG-TERM OBLIGATIONS

Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	October 3,	June 27,
	2010	2010

Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$550	$ ---
Interest rate at period-end	3.75%	3.75%
Average amount of short-term borrowings
outstanding during period	$183	$35
Average interest rate for period	3.79%	3.79%
Maximum short-term borrowings at
any month-end	$550	$ ---

Senior long-term debt:
Term loan	$32,500	$37,000
Other	285	327

Total senior long-term debt	32,785	37,327
Less current maturities	10,231	12,069

Long-term debt, less current maturities	$22,554	$25,258

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.

Senior Lender:

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 3, 2010, $550,000 was outstanding under the revolving credit facility.  As of October 3, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.2 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended October 3, 2010, the average rate was approximately 3.61%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended October 3, 2010.

Interest Rate Swap:

To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.

Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At October 3, 2010, the outstanding balance under the associated loan agreement was $25.3 million.

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
The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the three months ended October 3, 2010, and September 27, 2009, was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of October 3, 2010.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of October 3, 2010.

At October 3, 2010, the Company recorded a liability of $390,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $250,000 (net of deferred income tax effects of $140,000) relating to the fair value of the interest rate swap contract.

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of October 3, 2010

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$390	$	---	$390

	$	---	$390	$	---	$390

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $35,000 at October 3, 2010, and $77,000 at June 27, 2010.

Maturities of Senior Long-Term Debt:

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2011	$7,527
2012	25,258

Total	$32,785

9.	CASH FLOWS

Total cash payments for interest for the three months ended October 3, 2010, and September 27, 2009 amounted to $828,000 and $475,000, respectively. Net cash payments for federal and state income taxes were $373,000 and $15,000 for the three months ended October 3, 2010, and September 27, 2009, respectively.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:
(in thousands)

	Three Months Ended

	October 3,	September 27,
	2010	2009

Net income	$4,928	$3,103
Other comprehensive loss	28	73

Comprehensive income	$4,900	$3,030

The other comprehensive loss of $28,000 recognized in the three months ended October 3, 2010, represents the result of the changes in the fair value of the interest rate swap agreement described in note 8. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

11.	EARNINGS PER COMMON SHARE

Basic and diluted earnings per common share are computed as follows:

(amounts in thousands, except earnings per-share amounts)

	Three Months Ended

	October 3,	September 27,
	2010	2009

Net earnings	$4,928	$3,103

Basic net earnings per common share	$0.31	$0.20

Diluted net earnings per common share	$0.31	$0.19

Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.

Basic and diluted shares are computed as follows:

(in thousands)

	Three Months Ended

	October 3,	September 27,
	2010	2009

Average common shares outstanding – basic	15,685	15,743
Dilutive options and nonvested shares	213	305

Adjusted average common shares outstanding – diluted	15,898	16,048

All stock options outstanding and nonvested shares at October 3, 2010, and September 27, 2009 were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2010 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the fiscal year 2012.

12.	STOCK-BASED ARRANGEMENTS

The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of share-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of share-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s share-based compensation awards outstanding at October 3, 2010, include stock options, restricted stock and performance units.

For the three months ended October 3, 2010, total share-based compensation was $376,000 ($241,000 after-tax), equivalent to earnings per basic and diluted shares of $0.02. For the three months ended September 27, 2009, total share-based compensation was $308,000 ($196,000 after-tax), equivalent to earnings per basic and diluted shares of $0.01.

As of October 3, 2010, the total unrecognized compensation expense related to nonvested shares and performance units was $856,000 before income tax, and the period over which it is expected to be recognized is approximately two years. At September 27, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $461,000 before income tax, and the period over which it was recognized was approximately one year.

Stock Options

A summary of the activity in the Company’s Plans during the three months ended October 3, 2010, is presented below:

	Number of Shares	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price	Weighted- Average Fair Value of Granted Options

Outstanding at June 27, 2010	426,652	$5.61	426,652	$5.61

Exercised	1,000	8.54	---	---	---

Outstanding at October 3, 2010	425,652	$5.60	425,652	$5.60

The following table summarizes information about stock options outstanding and exercisable as of October 3, 2010:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)

$2.50 – 3.00	112,900	0.9	$2.85	$1.1
$3.01 – 5.96	121,600	2.8	3.53	1.1
$5.97 – 8.54	191,152	3.9	8.54	0.8

	425,652	2.8	$5.60	$3.0

The intrinsic value of a stock option is the amount by which the October 3, 2010, market value of the underlying stock exceeds the exercise price of the option.

The total intrinsic value of stock options exercised during the fiscal quarters ended October 3, 2010, and September 27, 2009, was $3,000 and $1.1 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three months ended October 3, 2010.

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

A summary of the activity of the Company’s nonvested shares during the three months ended October 3, 2010, is presented below:

	Number of	Weighted-
	Nonvested	Average
	Shares	Grant Price

Nonvested shares at June 27, 2010	---	$ ---

Issued	119,338	12.30
Vested	---
Forfeited	---

Nonvested shares at October 3, 2010	119,338	$12.30

For the quarters ended October 3, 2010, and September 27, 2009, compensation expense related to the LTIP was $353,000, and $308,000, respectively.
LaBARGE, INC.
FORM 10-Q

Item 2.	Management’s Discussion and Analysis of Financial Condition
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

The Company employs approximately 1,590 people, including approximately 1,350 people who provide support for production activities (including assembly, testing and engineering) and approximately 240 people who provide administrative support.

The Company uses a fiscal year ending the Sunday closest to June 30. The fiscal quarter ended October 3, 2010, contained 14 weeks while the fiscal quarter ended September 27, 2009, contained 13 weeks.

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

Results of Operations – Three Months Ended October 3, 2010

Backlog
(in thousands)

		October 3,	June 27,
	Change	2010	2010

Defense	$ 25,322	$135,752	$110,430
Natural resources	3,592	39,949	36,357
Industrial	(2,273)	26,358	28,631
Medical	872	19,037	18,165
Commercial aerospace	367	1,979	1,612
Other	269	3,801	3,532

Total backlog	$ 28,149	$226,876	$198,727

The backlog at October 3, 2010, increased $28.1 million from June 27, 2010.  The $25.0 million increase in defense backlog is primarily attributed to several large contracts related to producing interconnect and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  The $3.6 million increase in natural resources backlog is primarily comprised of bookings from wind power generation and oil-and-gas customers.  The $2.2 million decrease in industrial backlog is primarily attributed to a decrease in bookings of electronic and electromechanical assemblies used in capital equipment for glass container fabrication systems.

Approximately $48.9 million of the backlog at October 3, 2010, is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $30.4 million at June 27, 2010.

Net Sales
(in thousands)

		Three Months Ended

		October 3,	September 27,
	Change	2010	2009

Defense	$ (294)	$30,563	$30,857
Industrial	11,644	22,624	10,980
Natural resources	11,352	21,291	9,939
Medical	512	7,364	6,852
Commercial aerospace	(682)	1,185	1,867
Other	(239)	2,421	2,660

Total net sales	$22,293	$85,448	$63,155

For the three months ended October 3, 2010, sales increased $22.3 million, versus the comparable period a year earlier.  Sales to industrial customers increased $11.6 million primarily due to higher demand for capital equipment used in glass container fabrication systems and higher demand for electronic assemblies used in high-performance semiconductor test equipment.  Sales to natural resources customers increased $11.3 million primarily attributed to an increase in sales to wind power generation and oil-and-gas customers.

Sales to the Company’s 10 largest customers represented 62% of total revenue for the three months ended October 3, 2010, versus 60% for the same period in fiscal 2010.  The Company’s top three customers for the three months ended October 3, 2010, were Owens-Illinois, Inc., 15.6%; American Superconductor, 10.1%; and Schlumberger, Ltd., 9.0%.  The Company’s top three customers for the fiscal quarter ended September 27, 2009, were Owens-Illinois Inc., 10.9%; BAE Systems, 9.2%; and Raytheon Company, 8.6%.

Cost of Sales and Gross Profit

(dollars in thousands)

			Three Months Ended

			October 3,	September 27,
	Change		2010	2009

Cost of sales	$17,092		$68,017	$50,925
Percent of net sales	(100	) basis pts.	79.6%	80.6%
Gross profit	$5,201		17,431	$12,230
Gross profit margin	100	basis pts.	20.4%	19.4%

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

Cost of sales for the three months ended October 3, 2010, increased $17.1 million, compared with the prior fiscal year, driven by the $22.3 million increase in sales. Gross profit for the three months ended October 3, 2010, increased $5.2 million, and gross profit margin increased 100 basis points versus the same period in the prior fiscal year. The increase in gross profit margin from 19.4% in the three months ended September 27, 2009, to 20.4% in three months ended October 3, 2010, was primarily driven by the fact that sales grew by 35.3% while indirect manufacturing costs grew only 10.7%, compared with the same period a year earlier. This was offset, in part, by a positive impact of $227,000 or 40 basis points, for the payment of a claim on a contract completed in the third quarter of fiscal year 2009.

 Selling and Administrative Expense

(dollars in thousands)

			Three Months Ended

			October 3,	September 27,
	Change		2010	2009

Selling and administrative expense	$ 1,311		$9,401	$8,090
Percent of net sales	(180	) basis pts.	11.0%	12.8%

Selling and administrative expense increased by $1.3 million for the three months ended October 3, 2010, compared with the three months ended September 27, 2009. The increase in expenses is primarily attributable to an increase in salaries and fringe benefit expense of $1.2 million, versus the prior year period. Salaries increased $711,000 in the quarter ended October 3, 2010, when compared with the quarter ended September 27, 2009. In addition, during the first quarter of fiscal 2011, the Company reinstated the employee stock purchase plan and the 401(k) match for its employees, which were suspended during the first quarter of fiscal year 2010.  This resulted in additional compensation expense of $100,000 for the quarter ended October 3, 2010, versus the year-ago period.  Incentive salary expense also increased $144,000, payroll taxes increased $97,000, and other fringes increased $161,000 in the first quarter ended October 3, 2010, when compared with the year-ago period.

Interest Expense

(in thousands)

		Three Months Ended

		October 3,	September 27,
	Change	2010	2009

Interest expense	$(110)	$398	$508

Interest expense decreased by $110,000 for the three months ended October 3, 2010, versus the same period last year due to lower average debt levels.

Income Tax Expense

(in thousands)

		Three Months Ended

		October 3,	September 27,
	Change	2010	2009

Income tax expense	$2,205	$2,710	$505

The estimated annual effective income tax rate for the three months ended October 3, 2010, was 35.8%, compared with 36.6% for the three months ended September 27, 2009.  The income tax expense recorded for the three months ended September 27, 2009, was impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1 of the Consolidated Financial Statements.

The Company was notified by the Internal Revenue Service (“IRS”) in October 2010 that the IRS was conducting an examination of the fiscal year 2009 tax return. This examination is limited to transactions related to a controlled foreign corporation from which the Company purchases insurance.

Liquidity and Capital Resources

Cash Flow

(in thousands)

	Three Months Ended

	October 3,	September 27,
	2010	2009

Net cash provided by operating activities	$3,037	$6,262
Net cash used by investing activities	(558)	(2,196)
Net cash used by financing activities	(4,545)	(571)

Net (decrease) increase in cash and cash equivalents	$(2,066)	$3,495

The Company’s operations generated $3.0 million of cash in the three months ended October 3, 2010, compared with cash generated of $6.3 million in the three months ended September 27, 2009. The primary driver of the lower net operating cash flow in the fiscal 2011 first quarter, versus the same period a year earlier, was a $24.3 million increase in cash disbursements for inventory purchases and other costs of operations. The higher inventory purchases and other operation costs were primarily driven by the increase in sales volume for the three months ended October 3, 2010, compared with the three months ended September 27, 2009. In addition, the cash used for payroll-related expenditures increased by $7.1 million in the fiscal 2011 first quarter, compared with the fiscal 2010 first quarter, due to bonus payments made during the quarter ended October 3, 2010, and the timing of the payroll disbursements, which resulted in an additional payroll disbursement in the three months ended October 3, 2010, as compared with the three months ended September 27, 2009.  These increased disbursements were offset by $27.9 million of increased cash received from customers due to the higher sales levels.

The $1.6 million decrease in cash used by the Company’s investing activities in the three months ended October 3, 2010, versus the three months ended September 27, 2009, was primarily driven by a reduction of $1.5 million in capital expenditures for equipment and facilities.

The $4.0 million increase in cash used by financing activities in the three months ended October 3, 2010, versus the three months ended September 27, 2009, is due to the fact that in the fiscal 2011 first quarter, the Company repaid long-term debt of $4.5 million, compared with payments of $40,000 in the fiscal 2010 first quarter.  This was partially offset by short-term borrowings of $550,000 during the three months ended October 3, 2010. The Company did not borrow any cash under its revolving credit facility during the quarter ended September 27, 2009.

Capital Structure

The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009. The following is a summary of certain provisions of the agreement:

•

The agreement provides for a revolving credit facility, of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of October 3, 2010, $550,000 was outstanding under the revolving credit facility.  As of October 3, 2010, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.2 million available under the revolving credit facility. This credit facility matures on December 22, 2011.

•

The agreement provides for an aggregate $45.0 million term loan, with quarterly principal payments beginning in September 2009 of $2.0 million, increasing to $2.5 million in September 2010 and increasing to $2.7 million in September 2011.  The balance is due on December 22, 2011.

•

Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended October 3, 2010, the average rate was approximately 3.61%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•

The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended October 3, 2010.

Interest Rate Swap:

To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.

Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount is $35.0 million, which will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At October 3, 2010, the outstanding balance under the associated loan agreement was $25.3 million.

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

The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The financial statement impact of ineffectiveness for the three months ended October 3, 2010, and September 27, 2009, was immaterial.

Fair Value:

The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of October 3, 2010.

Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of October 3, 2010.

At October 3, 2010, the Company recorded a liability of $390,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $250,000 (net of deferred income tax effects of $140,000) relating to the fair value of the interest rate swap contract.

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

The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:

(in thousands)

	Fair Value as of October 3, 2010

	Level 1		Level 2	Level 3		Total

Other long-term liabilities:
Interest rate swap derivative	$	---	$390	$	---	$390

	$	---	$390	$	---	$390

Other Long-Term Debt:

Other long-term debt includes capital lease agreements with outstanding balances totaling $35,000 at October 3, 2010, and $77,000 at June 27, 2010.

Maturities of Senior Long-Term Debt:

The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year

2011	$7,527
2012	25,258

Total	$32,785

Stockholders’Equity and Debt

The following table shows LaBarge’s equity and total debt positions:

(in thousands)

	October 3,	June 27,
	2010	2010

Stockholders’ equity	$120,598	$115,640
Debt and capital lease obligations	33,335	37,327

The Company intends to renegotiate the senior loan agreement prior to its maturity in December 2011. Management believes the availability of funds going forward from cash generated from operations and available bank credit facilities should be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

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

The following discussion of critical accounting policies is intended to bring to the attention of readers those accounting policies that management believes are critical to the Company’s consolidated financial statements and other financial disclosures.  It is not intended to be a comprehensive list of all of the Company’s significant accounting policies that are more fully described in the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Revenue Recognition and Cost of Sales

The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 (formerly the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”).  The percentage of total revenue recognized from contracts under the percentage of completion method is generally 35-55% of total revenue in any given quarter.  These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.

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

In addition, management regularly reviews all inventory for lower of cost or market value issues to determine whether any write-down to the lower of cost or market value is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the quarters ended October 3, 2010, and September 27, 2009, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $472,000, and $255,000, respectively.

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

The Company performed its annual impairment test of goodwill as of June 1, 2010, and concluded that no impairment charges were required.  Total goodwill is $43.4 million. Based on the annual impairment test completed as of June 1, 2010, the Company determined that the fair value of two of the reporting units, which represented $24.2 million of the total goodwill, was substantially in excess of the carrying value of the reporting units.

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

Operating profit margin assumptions:  The forecasted operating profit used in the income approach for the reporting unit is expected to improve in the future years as a result of implementing lean efficiency improvements, leveraging of the Company-wide purchasing agreements and leveraging fixed costs.

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

Recently Adopted Accounting Standards

In June 2009, the FASB issued an accounting standards update included in ASC Topic 810, “Consolidation,” which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted on June 28, 2010 and adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance titled “Revenue Recognition – Multiple Deliverable Revenue Arrangements” (Accounting Standards Update 2009-13), which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance was adopted by the Company on June 28, 2010, and adoption did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk
 The Company has no sales offices or facilities outside of the United States. Sales for exports were 10.9% of total sales in the fiscal quarter ended October 3, 2010, and less than 10% of total Company revenue for the fiscal quarter ended September 27, 2009.  Export sales exceeded 10% of total revenue due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Interest Rate Risk
 As of October 3, 2010, the Company had $33.3 million in total debt.  Of the total debt, $25.3 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $284,000 is subject to a fixed interest rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $7.8 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $69,000 for one year.

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

Changes In Internal Controls
 During the three months ended October 3, 2010, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the year ended June 27, 2010, includes “Risk Factors” under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K. The information should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

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

LaBarge, Inc.

Date:	November 4, 2010
By:	/S/ DONALD H. NONNENKAMP

Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer