Form 10-Q
period 2011-01-02
LABARGE INC
filed 2011-02-04
CIK 57139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 2, 2011
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
Commission File Number:  1-5761

LaBarge, Inc.
(Exact name of registrant as specified in its charter)
Delaware	73-0574586
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification Number)

9900 Clayton Road, St. Louis, Missouri	63124
(Address of Principal Executive Offices)	(Zip Code)

(314) 997-0800
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes[  ]  No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]
No [X]
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of February 4, 2011: 15,825,927 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended January 2, 2011

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(amounts in thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Net sales	$81,441	$69,000	$166,889	$132,155

Cost of sales	65,160	55,300	133,177	106,225
Gross profit	16,281	13,700	33,712	25,930

Selling and administrative expense	9,031	8,858	18,432	16,948
Operating income	7,250	4,842	15,280	8,982

Interest expense	340	421	738	929
Other (income) expense, net	(7)	15	(13)	39
Earnings before income taxes	6,917	4,406	14,555	8,014

Income tax expense	2,505	1,569	5,215	2,074
Net earnings	$4,412	$2,837	$9,340	$5,940

Basic net earnings per common share	$0.28	$0.18	$0.60	$0.38

Average basic common shares outstanding	15,695	15,756	15,690	15,750

Diluted net earnings per common share	$0.28	$0.18	$0.59	$0.37

Average diluted common shares outstanding	15,943	16,041	15,925	16,047
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per-share amounts)

	January 2, 2011	June 27, 2010

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,443	$2,301
Accounts and other receivables, net	42,104	46,807
Inventories	71,826	64,536
Prepaid expenses	1,380	1,062
Deferred tax assets, net	3,666	3,655
Total current assets	121,419	118,361
Property, plant and equipment, net of accumulated depreciation of $38,517 at January 2, 2011, and $35,704 at June 27, 2010	27,710	28,536
Intangible assets, net	8,026	9,076
Goodwill	43,424	43,424
Other assets	5,083	5,125
Total assets	$205,662	$204,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,217	$12,069
Trade accounts payable	25,010	26,538
Accrued employee compensation	13,706	14,625
Other accrued liabilities	2,981	3,712
Cash advances from customers	4,333	2,921
Total current liabilities	56,247	59,865
Long-term advances from customers for purchase of materials	307	46
Deferred tax liabilities, net	2,733	2,494
Deferred gain on sale of real estate and other liabilities	919	1,219
Long-term debt	20,050	25,258
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 issued at both January 2, 2011, and June 27, 2010, including shares in treasury	160	160
Additional paid-in capital	13,896	14,582
Retained earnings	113,167	103,827
Accumulated other comprehensive loss	(192)	(222)
Less cost of common stock in treasury shares of 139,351 at January 2, 2011, and 234,651 at June 27, 2010	(1,625)	(2,707)
Total stockholders’ equity	125,406	115,640
Total liabilities and stockholders’ equity	$205,662	$204,522
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended
	January 2, 2011	December 27, 2009
Cash flows from operating activities:
Net earnings	$9,340	$5,940
Adjustments to reconcile net cash provided by operating activities:
Loss on disposal of property, plant and equipment	—	44
Depreciation and amortization	4,269	4,516
Amortization of deferred gain on sale of real estate	(240)	(240)
Share-based compensation	730	703
Deferred taxes	196	576
Changes in operating assets and liabilities:
Accounts and other receivables, net	4,703	2,735
Inventories	(7,290)	(2,698)
Prepaid expenses	(193)	(79)
Trade accounts payable	(2,022)	3,472
Accrued liabilities	(1,622)	1,570
Cash advances from customers	1,673	(3,872)
Net cash provided by operating activities	9,544	12,667
Cash flows from investing activities:
Additions to property, plant and equipment	(1,766)	(2,612)
Proceeds from disposal of property, equipment and other assets	15	14
Additions to other assets	(106)	(487)
Net cash used by investing activities	(1,857)	(3,085)
Cash flows from financing activities:
Borrowings on revolving credit facility	21,150	850
Payments of revolving credit facility	(21,150)	(850)
Repayments of long-term debt	(7,060)	(4,080)
Transaction costs related to bank financing	(125)	—
Excess tax benefits from stock option exercises	36	387
Remittance of minimum taxes withheld as part of a net share settlement of stock option exercises	(562)	(841)
Issuance of treasury stock	166	140
Purchase of treasury stock	—	(686)
Net cash used by financing activities	(7,545)	(5,080)
Net increase in cash and cash equivalents	142	4,502
Cash and cash equivalents at beginning of period	2,301	4,297
Cash and cash equivalents at end of period	$2,443	$8,799
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheets at January 2, 2011, the related consolidated statements of income for the three and six months ended January 2, 2011 and December 27, 2009, and the related consolidated statements of cash flows for the six months ended January 2, 2011 and December 27, 2009 have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. For the six months ended December 27, 2009, the Company revised its presentation of cash flows from the purchase of treasury stock, the issuance of treasury stock and the remittance of minimum taxes withheld as a part of net settlements of share-based payments. The total net cash flow provided by financing activities did not change nor did this impact any other presented financial information. The impact of the revision was not considered material to the previously issued financial statements.
During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after tax) for a gross receipts tax that relates to fiscal years 2005 through 2009. The $795,000 reduction to income tax expense is net of the federal income taxes. The Company determined that the amounts that related to prior fiscal years were not material to any of the respective prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings for the six months ended December 27, 2009, was an increase of $670,000, or $0.04 per basic and diluted earnings. The impact on full-year net earnings for fiscal year 2010 was not material.

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

2.	SALES AND NET SALES
Sales and net sales consist of the following:
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Sales	$81,580	$69,103	$167,142	$132,397
Less sales discounts	139	103	253	242
Net sales	$81,441	$69,000	$166,889	$132,155
Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports were 9.9% of total sales for the fiscal quarter ended January 2, 2011, compared with 12.2% for the fiscal quarter ended December 27, 2009. For the six months ended January 2, 2011, sales for exports were 10.4% of total sales compared with 9.5% for the six months ended December 27, 2009. The majority of the Company’s foreign sales are due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.
Customer Information
Sales to the Company’s 10 largest customers represented 61% of total revenue for the three months ended January 2, 2011, versus 63% for the three months ended December 27, 2009. The Company’s top three customers and their relative contributions to sales for the fiscal quarter ended January 2, 2011, were as follows: Owens-Illinois, Inc., $10.6 million (13.0%); Schlumberger Ltd., $9.0 million (11.0%); and American Superconductor, $6.6 million (8.1%). This compares with Owens-Illinois, Inc., $10.0 million (14.5%); American Superconductor, $7.1 million (10.3%); and Raytheon Company, $6.4 million (9.2%) for the fiscal quarter ended December 27, 2009.

Sales to the Company’s 10 largest customers represented 61% of total revenue for the six months ended January 2, 2011, versus 61% for the six months ended December 27, 2009. The Company’s top three customers and their relative contributions to sales for the six months ended January 2, 2011, were as follows: Owens-Illinois, Inc., $24.0 million (14.4%); Schlumberger Ltd., $16.6 million (10.0%); and American Superconductor, $15.2 million (9.1%). This compares with Owens-Illinois, Inc., $16.9 million (12.8%); Raytheon Company, $11.8 million (8.9%); and American Superconductor, $10.3 million (7.8%) for the six months ended December 27, 2009.

3.	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:
(in thousands)

	January 2, 2011	June 27, 2010
Billed shipments	$42,040	$46,890
Less allowance for doubtful accounts	375	285
Trade receivables, net	41,665	46,605
Other current receivables	439	202
Total	$42,104	$46,807
Included in accounts receivable at January 2, 2011, and June 27, 2010, were $623,000 and $407,000, respectively, of receivables due directly from the U.S. Government and $15.1 million and $14.8 million, respectively, due from customers related to contracts with the U.S. Government.
At January 2, 2011, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $8.2 million (19.5%), $5.2 million (12.5%), and $2.7 million (6.4%). This compares with $10.1 million (21.5%), $6.6 million (14.0%), and $3.4 million (7.2%) at June 27, 2010.

4.	INVENTORIES
Inventories consist of the following:
(in thousands)

	January 2, 2011	June 27, 2010
Raw materials	$49,338	$42,602
Work in progress	5,668	4,658
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	12,598	13,399
Finished goods	4,222	3,877
Total	$71,826	$64,536
For the three months ended January 2, 2011, and December 27, 2009, expense for obsolete or slow-moving inventory charged to income before taxes was $402,000 and $296,000, respectively.
For the six months ended January 2, 2011, and December 27, 2009, expense for obsolete or slow-moving inventory charged to income before taxes was $875,000 and $551,000 respectively.
The following table shows the cost elements included in the inventoried costs related to long-term contracts:
(in thousands)

	January 2, 2011	June 27, 2010
Production costs of goods currently in process (1)	$11,745	$13,054
Excess of production costs of delivered units over the estimated average cost of all units expected to be produced, including tooling and non-recurring costs	714	642
Unrecovered costs subject to future negotiation	381	—
Reserve for contracts with estimated costs in excess of contract revenues	(242)	(297)
Total inventoried costs	$12,598	$13,399

(1)	Selling and administrative expenses are not included in inventory costs.
Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.
The inventoried costs relating to long-term contracts include unrecovered costs of $381,000 and $0 at January 2, 2011, and June 27, 2010, respectively, which are subject to future determination through negotiation or other procedures not complete at January 2, 2011. In the opinion of management, these costs will be recovered by contract modification.
The Company records a loss when the estimated costs of a contract exceed the net realizable value of contract. The Company has recorded a provision equal to the amount that estimated costs would exceed the net realizable revenue over the contract.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consist of the following:
(in thousands)

	January 2, 2011	June 27, 2010
Software	$5,515	$5,446
Less accumulated amortization	4,695	4,432
Net software	820	1,014
Customer lists	9,670	9,670
Less accumulated amortization	2,464	1,836
Net customer lists	7,206	7,834
Employee agreements	950	950
Less accumulated amortization	950	722
Net employee agreements	—	228
Total	$8,026	$9,076
Intangible assets are amortized over a period ranging from two to eight years.  Amortization expense was $551,000 for the three months ended January 2, 2011, compared with $737,000 for the three months ended December 27, 2009. For the six months ended January 2, 2011, amortization expense was $1.1 million compared with $1.4 million in the six months ended December 27, 2009.
The Company anticipates that amortization expense will approximate $2.1 million for fiscal year 2011, $1.9 million for fiscal year 2012, $1.8 million for fiscal year 2013, $1.6 million for fiscal year 2014, and $1.6 million for fiscal year 2015.
The Company assesses the assets for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.”  Impairment is realized when the undiscounted cash flows to be derived from the asset are less than its carrying amount.  If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value.  The impairment charge is recorded in operating results.  There was no impairment charge during the six months ended January 2, 2011, or during fiscal year 2010.

6.	GOODWILL
Goodwill is summarized as follows:
(in thousands)

	January 2, 2011	June 27, 2010
Goodwill	$43,424	$43,424

Goodwill is recorded at three of the Company’s reporting units. Impairment is tested annually in the fourth quarter of each fiscal year or more frequently if events or circumstances warrant.

7.	OTHER ASSETS
Other assets consist of the following:
(in thousands)

	January 2, 2011	June 27, 2010
Cash value of life insurance	$4,604	$4,723
Deposits and licenses	178	186
Deferred financing costs, net	217	141
Other	84	75
Total	$5,083	$5,125

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

8.	SHORT- AND LONG-TERM OBLIGATIONS
Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	January 2, 2011	June 27, 2010
Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$—	$—
Interest rate at period-end	3.50%	3.75%
Average amount of short-term borrowings outstanding during period	$248	$35
Average interest rate for period	3.79%	3.79%
Maximum short-term borrowings at any month-end	$550	$—
Senior long-term debt:
Term loan	$30,000	$37,000
Other	267	327
Total senior long-term debt	30,267	37,327
Less current maturities	10,217	12,069
Long-term debt, less current maturities	$20,050	$25,258

The average interest rate was computed by dividing the sum of daily interest costs by the sum of the daily borrowings for the respective periods.
Senior Lender:
The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009, and August 31, 2010. The Company further amended the loan agreement on December 31, 2010, to extend the maturity date to December 31, 2013. The following is a summary of certain provisions of the agreement:

•
The amended agreement provides for a revolving credit facility of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 2, 2011, $0 was outstanding under the revolving credit facility.  As of January 2, 2011, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 31, 2013.

•
The amended agreement provides for an extension of the final maturity date of the term loan. Beginning in December 2010, quarterly principal payments of $2.5 million are made, increasing to $2.7 million in September 2011, decreasing to $2.5 million in December 2011, and decreasing again to $2.3 million in December 2013. The term loan will be fully amortized at maturity on December 31, 2013.

•
Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended January 2, 2011, the average rate was approximately 3.59%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•
The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended January 2, 2011.

Interest Rate Swap:
To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.
Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount of $35.0 million will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At January 2, 2011, the outstanding balance under the associated loan agreement was $30.0 million.
On September 30, 2009, the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.
The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The amended loan agreement executed on December 31, 2010, has not changed the accounting for the interest rate swap agreement as the hedge is expected to remain highly effective until maturity. The financial statement impact of ineffectiveness for the three and six months ended January 2, 2011, was not material.
Fair Value:
The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.
The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of January 2, 2011.
Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of January 2, 2011.
At January 2, 2011, the Company recorded a liability of $299,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $192,000 (net of deferred income tax effects of $107,000) relating to the fair value of the interest rate swap contract.
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
The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:
(in thousands)

	Fair Value as of January 2, 2011
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swap derivative	$—	$299	$—	$299
	$—	$299	$—	$299
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $17,000 at January 2, 2011, and $77,000 at June 27, 2010.
Maturities of Senior Long-Term Debt:
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year
2011	$5,009
2012	10,458
2013	10,000
2014	4,800
Total	$30,267

9.	CASH FLOWS

Total cash payments for interest for the three months ended January 2, 2011, and December 27, 2009, amounted to $333,000 and $452,000, respectively. Total cash payments for interest for the six months ended January 2, 2011, and December 27, 2009, amounted to $1.0 million and $972,000, respectively. Net cash payments for federal and state income taxes were $5.1 million and $2.7 million for the three months ended January 2, 2011, and December 27, 2009, respectively. Net cash payments for federal and state income taxes were $5.5 million and $1.5 million for the six months ended January 2, 2011, and December 27, 2009, respectively.

10.	COMPREHENSIVE INCOME
Comprehensive income consists of the following:
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Net income	$4,412	$2,837	$9,340	$5,940
Other comprehensive (gain) / loss	(58)	23	(30)	96
Comprehensive income	$4,470	$2,814	$9,370	$5,844
The other comprehensive gains of $58,000 and $30,000 recognized in the three and six months ended January 2, 2011, respectively, and other comprehensive losses of $23,000 and $96,000 recognized in the three and six months ended December 27, 2009, respectively, represent the result of the changes in the fair value of the interest rate swap agreement described in Note 8 to Consolidated Financial Statements. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

11.	EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Net earnings	$4,412	$2,837	$9,340	$5,940
Basic net earnings per common share	$0.28	$0.18	$0.60	$0.38
Diluted net earnings per common share	$0.28	$0.18	$0.59	$0.37
Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options.
Basic and diluted shares are computed as follows:
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Average common shares outstanding – basic	15,695	15,756	15,690	15,750
Dilutive options and nonvested shares	248	285	235	297
Adjusted average common shares outstanding – diluted	15,943	16,041	15,925	16,047
All stock options outstanding and nonvested shares at January 2, 2011, and December 27, 2009, were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2010 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the fiscal year 2012.

12.	STOCK-BASED ARRANGEMENTS
The Company has established the 1993 Incentive Stock Option Plan, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). The Plans provide for the issuance of up to 2.2 million shares to be granted in the form of share-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of share-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s share-based compensation awards outstanding at January 2, 2011, include stock options, restricted stock and performance units.
For the three and six months ended January 2, 2011, total stock-based compensation was $354,000 ($226,000 after tax), and $730,000 ($467,000 after tax), respectively, and was equivalent to earnings per basic and diluted share of $0.01 and $0.03, respectively. For the three and six months ended December 27, 2009, total stock-based compensation was $395,000 ($248,000 after tax), and $703,000 ($444,000 after tax), respectively, and was equivalent to earnings per basic and diluted share of $0.02 and $0.03, respectively.
As of January 2, 2011, the total unrecognized compensation expense related to nonvested shares and performance units was $734,000 before income tax, and the period over which it is expected to be recognized is approximately one and half years. At December 27, 2009, the total unrecognized compensation expense related to nonvested shares and performance units was $307,000 before income tax, and the period over which it was recognized was approximately six months.

Stock Options
A summary of the activity in the Company’s Plans during the three months ended January 2, 2011, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Fair Value Granted Options
Outstanding at June 27, 2010	426,652	$5.61	426,652	$5.61

Exercised	1,000	$8.54	—	—	—
Outstanding at October 3, 2010	425,652	5.60	425,652	5.60

Exercised	14,087	6.91	—	—	—
Outstanding at January 2, 2011	411,565	$5.55	411,565	$5.55

The following table summarizes information about stock options outstanding and exercisable as of January 2, 2011:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)
$2.50 – 3.00	112,900	0.6	$2.85	$1.5
$3.01 – 5.96	117,013	2.6	3.53	1.4
$5.97 – 8.54	181,652	3.6	8.54	1.3
	411,565	2.5	$5.55	$4.2
(1)    The intrinsic value of a stock option is the amount by which the January 2, 2011, market value of the underlying stock exceeds the exercise price of the option.
The total intrinsic value of stock options exercised during the fiscal quarters ended January 2, 2011, and December 27, 2009, was $101,000 and $18,000, respectively. For the six months ended January 2, 2011, and December 27, 2009, the total intrinsic value of stock options exercised was $104,000 and $1.1 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three or six months ended January 2, 2011.
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
A summary of the activity of the Company’s nonvested shares during the three and six months ended January 2, 2011, is presented below:

	Number of Nonvested Shares	Weighted- Average Grant Price
Nonvested shares at June 27, 2010	119,338	$12.30

Awarded	—	—
Vested	—	—
Forfeited	—	—
Nonvested shares at January 2, 2011	119,338	$12.30

For the three months ended January 2, 2011, and December 27, 2009, compensation expense related to the LTIP was $322,000, and $395,000, respectively.

For the six months ended January 2, 2011, and December 27, 2009, compensation expense related to the LTIP was $676,000, and $703,000, respectively.

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
The Company employs approximately 1,570 people, including approximately 1,330 people who provide support for production activities (including assembly, testing and engineering) and approximately 240 people who provide administrative support.
The Company uses a fiscal year ending the Sunday closest to June 30. The six months ended January 2, 2011, contained 27 weeks while the six months ended December 27, 2009, contained 26 weeks.
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

Results of Operations – Three and Six Months Ended January 2, 2011
Backlog
(in thousands)

	Change	January 2, 2011	June 27, 2010
Defense	$45,951	$156,381	$110,430
Natural Resources	(4,527)	31,830	36,357
Industrial	(7,498)	21,133	28,631
Medical	238	18,403	18,165
Commercial Aerospace	802	2,414	1,612
Other	1,935	5,467	3,532
Total backlog	$36,901	$235,628	$198,727
The backlog at January 2, 2011, increased $36.9 million from June 27, 2010.  The $46.0 million increase in defense backlog is primarily attributable to several large contracts related to producing interconnect and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  The $4.5 million decrease in natural resources backlog is primarily attributable to lower bookings from wind power generation, mining, and oil-and-gas customers.  The $7.5 million decrease in industrial backlog is primarily attributable to a decrease in bookings of electronic and electromechanical assemblies used in capital equipment for glass container fabrication systems.
Approximately $44.1 million of the backlog at January 2, 2011, is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $30.4 million at June 27, 2010.
Net Sales
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Defense	$27,831	$29,942	$58,395	$60,799
Natural Resources	22,327	13,860	43,618	23,799
Industrial	19,305	14,775	41,930	25,755
Medical	8,641	6,918	16,005	13,770
Commercial Aerospace	1,021	746	2,206	2,613
Other	2,316	2,759	4,735	5,419
Total net sales	$81,441	$69,000	$166,889	$132,155
For the three months ended January 2, 2011, sales increased $12.4 million, versus the comparable period a year earlier.  Sales to natural resources customers increased $8.5 million primarily attributable to an increase in sales to oil and gas and mining customers. Sales to industrial customers increased $4.5 million primarily due to higher demand for electronic assemblies used in high-performance semiconductor test equipment .
For the six months ended January 2, 2011, sales increased $34.7 million, versus the comparable period a year earlier.  Sales to natural resources customers increased $19.8 million primarily attributable to an increase in sales to oil and gas, wind power generation and mining customers. Sales to industrial customers increased $16.2 million primarily due to higher demand for capital equipment used in glass container fabrications systems and higher demand for electronic assemblies used in high-performance semiconductor test equipment.

Sales to the Company’s 10 largest customers represented 61% of total revenue for the three months ended January 2, 2011, versus 63% for the three months ended December 27, 2009. The Company’s top three customers and their relative contributions to sales for the fiscal quarter ended January 2, 2011, were as follows: Owens-Illinois, Inc., $10.6 million (13.0%); Schlumberger Ltd., $9.0 million (11.0%); and American Superconductor, $6.6 million (8.1%). This compares with Owens-Illinois, Inc., $10.0 million (14.5%); American Superconductor, $7.1 million (10.3%); and Raytheon Company, $6.4 million (9.2%) for the fiscal quarter ended December 27, 2009.

Sales to the Company’s 10 largest customers represented 61% of total revenue for the six months ended January 2, 2011, versus 61% for the six months ended December 27, 2009. The Company’s top three customers and their relative contributions to sales for the six months ended January 2, 2011, were as follows: Owens-Illinois, Inc., $24.0 million (14.4%); Schlumberger Ltd., $16.6 million (10.0%); and American Superconductor, $15.2 million (9.1%). This compares with Owens-Illinois, Inc., $16.9 million (12.8%); Raytheon Company, $11.8 million (8.9%); and American Superconductor, $10.3 million (7.8%) for the six months ended December 27, 2009.
Cost of Sales and Gross Profit
(dollars in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Cost of sales	$65,160	$55,300	$133,177	$106,225
Percent of net sales	80.0%	80.1%	79.8%	80.4%
Gross profit	$16,281	$13,700	$33,712	$25,930
Gross profit margin	20.0%	19.9%	20.2%	19.6%
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
Cost of sales for the three months ended January 2, 2011, increased $9.9 million, compared with the prior fiscal year, driven by a $12.4 million increase in sales. Gross profit for the three months ended January 2, 2011, increased $2.6 million, and gross profit margin increased 10 basis points versus the same period in the prior fiscal year.
Cost of sales for the six months ended January 2, 2011, increased $27.0 million, compared with the prior fiscal year, driven by a $34.7 million increase in sales. Gross profit for the six months ended January 2, 2011, increased $7.8 million, and gross profit margin increased 60 basis points versus the same period in the prior fiscal year. The increase in gross profit margin from 19.6% in the six months ended December 27, 2009, to 20.2% in six months ended January 2, 2011, was primarily driven by the fact that sales grew by 26.3% while indirect manufacturing costs grew only 13.0%.

Selling and Administrative Expense
(dollars in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Selling and administrative expense	$9,031	$8,858	$18,432	$16,948
Percent of net sales	11.1%	12.8%	11.0%	12.8%

Selling and administrative expense increased by $173,000 for the three months ended January 2, 2011, compared with the three months ended December 27, 2009. The increase in expenses is primarily attributable to an increase in professional service fees of $253,000 and an increase in expense related to uncollectible accounts receivable of $123,000, versus the prior year period. These increases were offset by a decrease of $204,000 in amortization expense.

Selling and administrative expense increased by $1.5 million for the six months ended January 2, 2011, compared with the six months ended December 27, 2009. The increase in expenses is primarily attributable to an increase in salaries and fringe benefit expense of $1.2 million, versus the prior year period. Salaries increased $738,000 in the six months ended January 2, 2011, compared with the six months ended December 27, 2009. The Company's employee stock purchase plan and 401(k) match, which were suspended for the entire six months ended December 27, 2009, contributed $184,000 to the increase in compensation expense versus the year-ago period.  Other fringes increased $281,000 in the second quarter ended January 2, 2011, when compared with the year-ago period. In addition, in the six months ended January 2, 2011, amortization expense decreased $326,000, franchise tax expense decreased $192,000, professional services expense increased $395,000 and expense related to uncollectible accounts receivable increased $140,000 versus the year-ago period.
Interest Expense
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Interest expense	$340	$421	$738	$929

Interest expense decreased $81,000 for the three months ended January 2, 2011, versus the same period a year earlier due to lower average debt levels.

Interest expense decreased $191,000 for the six months ended January 2, 2011, versus the same period a year earlier due to lower average debt levels.
Income Tax Expense
(in thousands)

	Three Months Ended		Six Months Ended
	January 2, 2011	December 27, 2009	January 2, 2011	December 27, 2009
Income tax expense	$2,505	$1,569	$5,215	$2,074

The estimated annual effective income tax rate for the three and six months ended January 2, 2011, was 36.0%, compared with 36.8% for the three and six months ended December 27, 2009.  The income tax expense recorded for the six months ended December 27, 2009, was impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1.

Liquidity and Capital Resources
Cash Flow
(in thousands)

	Six Months Ended
	January 2, 2011	December 27, 2009
Net cash provided by operating activities	$9,544	$12,667
Net cash used by investing activities	(1,857)	(3,085)
Net cash used by financing activities	(7,545)	(5,080)
Net increase in cash and cash equivalents	$142	$4,502

The Company’s operations generated $9.5 million of cash in the six months ended January 2, 2011, compared with cash generated of $12.7 million in the six months ended December 27, 2009. The primary driver of the $3.1 million of lower net operating cash flow in the current-year period was a $36.0 million increase in cash disbursements for inventory purchases and other costs of operations in the fiscal 2011 first quarter. The higher inventory purchases and other operation costs were primarily driven by the increase in sales volume for the six months ended January 2, 2011, compared with the six months ended December 27, 2009. In addition, the cash used for payroll-related expenditures increased $7.3 million in the six months ended January 2, 2011, compared with the six months ended December 27, 2009, due to bonus payments made during the six months ended January 2, 2011, and the timing of the payroll disbursements, which resulted in an additional payroll disbursement in the six months ended January 2, 2011, as compared with the six months ended December 27, 2009.  Also, net income tax payments were $3.7 million higher in the six months ended January 2, 2011, versus the same period in fiscal year 2010. These increased disbursements were offset by $42.6 million of increased cash received from trade customers due to the higher sales levels.
The $1.2 million decrease in cash used by the Company’s investing activities in the six months ended January 2, 2011, versus the six months ended December 27, 2009, was primarily driven by a reduction of $846,000 in capital expenditures for equipment and facilities and a reduction of $381,000 in spending for software.
The $2.5 million increase in cash used by financing activities in the six months ended January 2, 2011, versus the six months ended December 27, 2009, is primarily due to the fact that the Company repaid long-term debt of $7.1 million in the six months ended January 2, 2011, compared with payments of $4.1 million in the six months ended December 27, 2009.  This was offset by a reduction in purchases of common stock. The Company purchased no common stock in the six months ended January 2, 2011, compared with purchases of $1.1 million of common stock in the six months ended December 27, 2009.

Capital Structure
The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009, and August 31, 2010. The Company further amended the loan agreement on December 31, 2010, to extend the maturity date to December 31, 2013. The following is a summary of certain provisions of the agreement:

•
The amended agreement provides for a revolving credit facility of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of January 2, 2011, $0 was outstanding under the revolving credit facility.  As of January 2, 2011, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 31, 2013.

•
The amended agreement provides for an extension of the final maturity date of the term loan. Beginning in December 2010, quarterly principal payments of $2.5 million are made, increasing to $2.7 million in September 2011, decreasing to $2.5 million in December 2011, and decreasing again to $2.3 million in December 2013. The term loan will be fully amortized at maturity on December 31, 2013.

•
Interest on the revolving facility and the term loan is calculated at a base rate or LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended January 2, 2011, the average rate was approximately 3.59%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•
The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended January 2, 2011.

Interest Rate Swap:
To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.
Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount of $35.0 million will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At January 2, 2011, the outstanding balance under the associated loan agreement was $30.0 million.
On September 30, 2009, the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.
The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The amended loan agreement executed on December 31, 2010, has not changed the accounting for the interest rate swap agreement as the hedge is expected to remain highly effective until maturity. The financial statement impact of ineffectiveness for the three months ended January 2, 2011, and December 27, 2009, was not material.
Fair Value:
The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.

The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of January 2, 2011.
Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of January 2, 2011.
At January 2, 2011, the Company recorded a liability of $299,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $192,000 (net of deferred income tax effects of $107,000) relating to the fair value of the interest rate swap contract.
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
The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:
(in thousands)

	Fair Value as of January 2, 2011
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swap derivative	$—	$299	$—	$299
	$—	$299	$—	$299
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $17,000 at January 2, 2011, and $77,000 at June 27, 2010.
Maturities of Senior Long-Term Debt:
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year
2011	$5,009
2012	10,458
2013	10,000
2014	4,800
Total	$30,267

Stockholders’Equity and Debt
The following table shows LaBarge’s equity and total debt positions:
(in thousands)

	January 2, 2011	June 27, 2010
Stockholders’ equity	$125,406	$115,640
Debt	30,267	37,327

Management believes the availability of funds going forward from cash generated from operations and available bank credit facilities will be sufficient to support the planned operations and capital expenditures of the Company’s business for the next two fiscal years.

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
Revenue Recognition and Cost of Sales
The Company’s revenue is derived from units and services delivered pursuant to contracts.  The Company has a significant number of contracts for which revenue is accounted for under the percentage of completion method using the units of delivery as the measure of completion.  This method is consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35 (formerly the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”) (“ASC Topic 605-35”).  The percentage of total revenue recognized from contracts under the percentage of completion method is generally 35-55% of total revenue in any given quarter.  These contracts are primarily fixed price contracts that vary widely in terms of size, length of performance period and expected gross profit margins.  Under the units of delivery method, the Company recognizes revenue when title transfers, which is usually upon shipment of the product or completion of the service.
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
In addition, management regularly reviews all inventory for lower of cost or market value issues to determine whether any write-down to the lower of cost or market value is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the quarters ended January 2, 2011, and December 27, 2009, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $402,000, and $296,000, respectively. For the six months ended ended January 2, 2011, and December 27, 2009, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $875,000, and $551,000, respectively.
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
The annual goodwill impairment testing is performed in accordance with FASB ASC Topic 350, “Intangibles – Goodwill and Other .”  Under guidelines established by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) the Company operates as one operating segment.  However, the goodwill impairment analysis is performed at a reporting unit level. A reporting unit is one level below an operating segment as defined by ASC 280.  Goodwill is recorded on three of the Company’s reporting units.  The goodwill was a result of purchase accounting during the acquisition of these reporting units.
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
The Company performed its annual impairment test of goodwill as of June 1, 2010, and concluded that no impairment charges were required.  Total goodwill is $43.4 million. Based on the annual impairment test completed as of June 1, 2010, the Company determined that the fair value of two of the reporting units, which represented $24.3 million of the total goodwill, was substantially in excess of the carrying value of the reporting units.
The remaining reporting unit, which was acquired in December 2008, had goodwill of $19.1 million at June 1, 2010.  The fair value of this reporting unit exceeded the carrying value of this unit by more than 20%.  However, this is a relatively recent acquisition that was purchased prior to the economic slowdown and the disruptive events in the credit markets.  The estimates and assumptions made in the Company’s estimate of the fair value of this reporting unit are inherently subject to significant uncertainties, many of which are beyond the control of the Company and there is no assurance that these results can be achieved.  The primary assumptions for which there is a reasonable possibility of the occurrence of variation that would significantly affect the measurement value include the assumptions regarding discount rate utilized, revenue growth, expected operating profit margins, and working capital requirements.
The following is a summary analysis of the significant assumptions used by the Company to estimate the fair value of this reporting unit using the income approach and how the assumptions were developed:
Discount rate:  The discount rate represents the expected return on capital and is based on the estimated weighted-average cost of capital for the reporting unit.  The discount rate used in determining the fair value of the reporting unit was 16%.  This rate considers the risk inherent in the projections used to estimate the fair value of the reporting unit.  This rate takes into account the uncertainty about the expected revenue growth of the reporting unit and expected operating margins as well as the past performance of the reporting unit.  A change in the discount rate of 1% would indicate that the fair value of the reporting unit remains in excess of the carrying value of the unit.  However, it would indicate that the excess of the fair value of the reporting unit over the carrying value of the reporting unit would be less than 20%.
Revenue growth assumptions:  Projected annual growth assumptions are based on the Company’s and its peers historical operating performance adjusted for current and expected competitive and economic factors surrounding the electronic manufacturing services (“EMS”) industry.  The long term expected growth rate for the EMS industry is 7%. The Company expects sales growth rates for this reporting unit to exceed the long term industry average of 7% during the next five years as the Company recovers from the economic slowdown in fiscal years 2009 and 2010.  The growth rates will then normalize to industry rates. The Company used a terminal growth rate of 3% to calculate the terminal value in the discounted cash flow analysis. The Company expects the growth rates for the reporting unit to exceed the long-term growth rate of the EMS industry because (1) the Company expects that in fiscal year 2011, and fiscal year 2012, existing customers of the reporting unit will recover to their sales rates prior to the economic slowdown, and (2) the Company believes that with access to the Company’s larger sales force and more competitive financial strength the reporting unit will be able to attract new customers and gain additional business from existing customers.
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
The Company also used the market approach to estimate the fair value of the reporting unit.  The Company utilizes the guideline public company method in which valuation pricing multiples are derived from the market share prices of stocks of companies that are engaged in the same or similar lines of business as the reporting unit, and that are actively traded on a free and open market.  The derived multiples are then applied to the reporting unit’s financial metrics producing indications of value, which are correlated to reach a final indication of value. The Company used EBITDA multiples based on the last 12 months and for the next 12 months to EBITDA to estimate fair value using a market approach.  These multiples range from 5.0 to 7.0 times EBITDA. In addition, the Company included a control premium in this analysis. This resulted in a market value that was within 10% of the estimated fair value using the income approach.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
The Company has no sales offices or facilities outside of the United States. Sales for exports were 9.9% of total sales for the fiscal quarter ended January 2, 2011, compared with 12.2% for the fiscal quarter ended December 27, 2009. For the six months ended January 2, 2011, sales for exports were 10.4% of total sales compared with 9.5% for the six months ended December 27, 2009. The majority of the Company’s foreign sales are due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.

Interest Rate Risk
As of January 2, 2011, the Company had $30.3 million in total debt.  Of the total debt, $23.3 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $267,000 is subject to a fixed interest rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $6.7 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $58,000 for one year.

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
Changes In Internal Controls
During the three months ended January 2, 2011, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended June 27, 2010, includes “Risk Factors” under Item 1A of Part I. There have been no material changes from the risk factors described in our Form 10-K. The information should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Item 6.    Exhibits

10.1
Third Amendment to Loan Agreement dated as of December 31, 2010, by and among LaBarge, Inc., LaBarge Electronics, Inc. and LaBarge Acquisition Company, Inc., as borrowers, U.S. Bank National Association and Wells Fargo Bank, National Association, as lenders, and U.S. Bank National Association, as agent for the lenders (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, and incorporated herein by reference).

10.2
Term Loan Promissory Note - LaBarge Acquisition Company, Inc. and U.S. Bank National Association (filed as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, and incorporated herein by reference).

10.3
Term Loan Promissory Note - LaBarge Acquisition Company, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, and incorporated herein by reference).

10.4
Term Loan Promissory Note - LaBarge Electronics, Inc. and U.S. Bank National Association (filed as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, and incorporated herein by reference).

10.5
Term Loan Promissory Note - LaBarge Electronics, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 4, 2011, and incorporated herein by reference).

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

LaBarge, Inc.

Date:	February 4, 2011

By:	/S/DONALD H. NONNENKAMP
Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer