Form 10-Q
period 2011-01-01
LABARGE INC
filed 2011-05-06
CIK 57139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 3, 2011
or
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
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of May 6, 2011: 15,830,397 shares of common stock.

LaBarge, Inc.

FORM 10-Q

For the Quarterly Period Ended April 3, 2011

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(amounts in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net sales	$83,214	$74,735	$250,103	$206,890

Cost of sales	66,290	59,334	199,467	165,559
Gross profit	16,924	15,401	50,636	41,331

Selling and administrative expense	10,616	8,402	29,048	25,350
Operating income	6,308	6,999	21,588	15,981

Interest expense	293	400	1,031	1,329
Other expense (income), net	173	(45)	160	(6)
Earnings before income taxes	5,842	6,644	20,397	14,658

Income tax expense	2,191	2,516	7,406	4,590
Net earnings	$3,651	$4,128	$12,991	$10,068

Basic net earnings per common share	$0.23	$0.26	$0.83	$0.64

Average basic common shares outstanding	15,706	15,710	15,695	15,737

Diluted net earnings per common share	$0.23	$0.26	$0.81	$0.63

Average diluted common shares outstanding	15,970	16,010	15,941	16,036
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per-share amounts)

	April 3, 2011	June 27, 2010

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,219	$2,301
Accounts and other receivables, net	42,746	46,807
Inventories	74,962	64,536
Prepaid expenses	1,577	1,062
Deferred tax assets, net	3,551	3,655
Total current assets	129,055	118,361
Property, plant and equipment, net of accumulated depreciation of $39,791 at April 3, 2011, and $35,704 at June 27, 2010	27,696	28,536
Intangible assets, net	7,744	9,076
Goodwill	43,424	43,424
Other assets	5,147	5,125
Total assets	$213,066	$204,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,461	$12,069
Trade accounts payable	24,928	26,538
Accrued employee compensation	15,777	14,625
Other accrued liabilities	4,343	3,712
Cash advances from customers	7,015	2,921
Total current liabilities	62,524	59,865
Long-term advances from customers for purchase of materials	208	46
Deferred tax liabilities, net	2,981	2,494
Deferred gain on sale of real estate and other liabilities	718	1,219
Long-term debt	17,300	25,258
Stockholders’ equity:
Common stock, $0.01 par value. Authorized 40,000,000 shares; 15,958,839 shares issued at both April 3, 2011, and June 27, 2010, including shares in treasury	160	160
Additional paid-in capital	14,045	14,582
Retained earnings	116,818	103,827
Accumulated other comprehensive loss	(138)	(222)
Less cost of common stock in treasury shares of 132,912 at April 3, 2011, and 234,651 at June 27, 2010	(1,550)	(2,707)
Total stockholders’ equity	129,335	115,640
Total liabilities and stockholders’ equity	$213,066	$204,522
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended
	April 3, 2011	March 28, 2010
Cash flows from operating activities:
Net earnings	$12,991	$10,068
Adjustments to reconcile net cash provided by operating activities:
Loss on disposal of property, plant and equipment	—	69
Depreciation and amortization	6,270	6,739
Amortization of deferred gain on sale of real estate	(360)	(361)
Share-based compensation	1,121	843
Deferred taxes	559	321
Changes in operating assets and liabilities:
Accounts and other receivables, net	4,061	(5,584)
Inventories	(10,426)	(6,246)
Prepaid expenses	(390)	(114)
Trade accounts payable	(2,037)	6,269
Accrued liabilities	1,548	3,830
Cash advances from customers	4,256	(3,639)
Net cash provided by operating activities	17,593	12,195
Cash flows from investing activities:
Additions to property, plant and equipment	(3,380)	(3,600)
Proceeds from disposal of property, equipment and other assets	46	14
Additions to other assets	(359)	(701)
Net cash used by investing activities	(3,693)	(4,287)
Cash flows from financing activities:
Borrowings on revolving credit facility	21,150	850
Payments of revolving credit facility	(21,150)	(850)
Repayments of long-term debt	(9,566)	(6,121)
Transaction costs related to bank financing	(125)	—
Excess tax benefits from stock option exercises	36	387
Remittance of minimum taxes withheld as part of a net share settlement of stock option exercises	(562)	(841)
Issuance of treasury stock	235	140
Purchase of treasury stock	—	(1,575)
Net cash used by financing activities	(9,982)	(8,010)
Net increase (decrease) in cash and cash equivalents	3,918	(102)
Cash and cash equivalents at beginning of period	2,301	4,297
Cash and cash equivalents at end of period	$6,219	$4,195
See accompanying Notes to Consolidated Financial Statements.

LaBarge, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated balance sheet at April 3, 2011, the related consolidated statements of income for the three and nine months ended April 3, 2011 and March 28, 2010, and the related consolidated statements of cash flows for the nine months ended April 3, 2011 and March 28, 2010 have been prepared by LaBarge, Inc. (the “Company”) without audit.  In the opinion of management, adjustments, all of a normal and recurring nature, necessary to present fairly the financial position and the results of operations and cash flows for the aforementioned periods, have been made. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Areas involving significant judgments and estimates include revenue recognition and cost of sales, inventories, and goodwill and intangible assets. Actual results could differ from those estimates.

During the first quarter of fiscal year 2010, the Company recorded a $795,000 reduction to income tax expense from a correction in the apportionment factor for state income tax returns for fiscal years 2006 through 2009 and an increase in other tax expense, included in selling and administrative expense, of $193,000 ($125,000 after tax) for a gross receipts tax that relates to fiscal years 2005 through 2009. The $795,000 reduction to income tax expense is net of the federal income taxes. The Company determined that the amounts that related to prior fiscal years were not material to any of the respective prior fiscal years and, therefore, recognized the adjustments during the first quarter of fiscal year 2010. The net impact of both adjustments to net earnings for the nine months ended March 28, 2010, was an increase of $670,000, or $0.04 per basic and diluted share. The impact on full-year net earnings for fiscal year 2010 was not material.

Business Combination

On April 3, 2011, the Company, Ducommun Incorporated (“Ducommun”) and DLBMS, Inc. (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Subsidiary will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Ducommun (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each outstanding share of the Company's common stock (including each outstanding share of restricted stock and the associated preferred stock purchase rights granted pursuant to the Rights Agreement, dated November 8, 2001 between the Company and Registrar and Transfer Company, as amended), other than shares: (a) held by the Company or its subsidiaries, (b) owned by Ducommun or its subsidiaries and (c) owned by stockholders who have not consented to the Merger and who have properly demanded appraisal for their shares under Delaware law, will be canceled and converted into the right to receive $19.25 in cash, without interest. At the Effective Time, each outstanding option will be canceled and converted into the right to receive in cash, without interest and less applicable withholding taxes, an amount equal to the product of: (a) the excess, if any, of $19.25 over the exercise price per share of common stock for such option multiplied by (b) the total number of shares of common stock then subject to such option immediately prior to the Effective Time.

Pursuant to the Merger Agreement, the Company is subject to a “no shop” restriction on its ability to solicit third party proposals or provide information and engage in discussions with third parties relating to alternative business combination transactions. The “no shop” provision is subject to a “fiduciary-out” provision that allows the Company, prior to obtaining stockholder approval of the Merger, (i) to engage in negotiations or discussions (including making any counterproposal or counter offer to) with any third party that has made after the date of the Merger Agreement a “superior proposal” or a bona fide unsolicited written acquisition proposal that the Company's

Board of Directors believes in good faith (after consultation with a financial advisor of nationally recognized reputation and outside legal counsel) is reasonably likely to lead to a “superior proposal,” (ii) furnish to any third party that has made after the date of the Merger Agreement a “superior proposal” nonpublic information, (iii) terminate or amend any provision of any confidentiality or standstill agreement to which it is a party with respect to a “superior proposal,” and (iv) make an “adverse recommendation change,” but in each case only if the Board of Directors determines in good faith, after consultation with outside legal counsel, that failure to take such action would likely result in a breach of its fiduciary duties under applicable law, taking into account all adjustments to the terms of the Merger Agreement that may be offered by Ducommun in response to any such proposed action by the Company.

The Merger Agreement contains customary termination rights for Ducommun and the Company including if, subject to the terms of the Merger Agreement, the Board of Directors authorizes the Company to enter into an agreement concerning a superior proposal or the Merger has not been consummated by September 30, 2011. The Merger Agreement provides that, upon the termination of the Merger Agreement, under specified circumstances the Company will be required to pay Ducommun a termination fee of $12.4 million. Depending on the specific circumstances under which the Merger Agreement is terminated, the Company will be required to pay such termination fee either simultaneously with the event giving rise to the termination fee or within two business days following the consummation of an alternative business combination transaction. Additionally, in the event the Company's stockholders do not approve the Merger, the Company will be required to reimburse the reasonable out-of-pocket expenses and fees (including all fees and expenses of advisors) incurred in connection with the Merger Agreement and transactions contemplated thereby by Ducommun and its affiliates up to $5 million.

The Merger Agreement contains customary representations, warranties and covenants, and the Merger is subject to customary closing conditions, including approval of the Merger by the Company's stockholders holding two-thirds of the outstanding shares of common stock and expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The parties currently expect to close the transaction in late June 2011.

Ducommun has obtained debt financing commitments for the transaction contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Ducommun to pay the aggregate per share merger consideration and all related fees and expenses.

To provide financing for the transaction, UBS Loan Finance LLC, UBS Securities LLC, Credit Suisse Securities (USA) LLC and Credit Suisse AG (the “Lenders”) have provided a commitment to Ducommun for a senior secured term loan of $190 million and a senior secured revolving credit facility of up to $40 million, subject to the conditions set forth in the commitment letter dated April 3, 2011 (the “Debt Commitment Letter”). In the Debt Commitment Letter, the Lenders have also committed to provide a senior unsecured bridge facility of $200 million to be available if Ducommun does not complete an anticipated offering of high yield senior unsecured notes at the time of the consummation of the Merger. The obligations of the Lenders to provide financing under the Debt Commitment Letter are subject to a number of customary conditions included in the Debt Commitment Letter. Consummation of the Merger is not subject to a financing condition.

The parties to the Merger Agreement are entitled to seek specific performance against each other in order to enforce their respective obligations under the Merger Agreement, subject to the terms and conditions therein.

Regulatory Matter

On February 10, 2011, the Company received a Wells notice from the staff of the United States Securities and Exchange Commission (“SEC”) indicating that the staff intended to recommend the filing of a civil enforcement action against the Company. On March 18, 2011, the Company reached an understanding with the regional staff of the SEC regarding the terms of a settlement that the regional staff has agreed to recommend to the SEC.  The proposed agreement, under which the Company will not admit or deny any wrongdoing, will, if approved by the SEC, fully resolve all claims against the Company relating to the formal investigation that the SEC commenced in

June, 2009, relating to the Company's internal controls regarding its use of estimates of completion costs for certain long-term production contracts.  The SEC staff did not make a claim against any individuals and did not allege fraud on the part of the Company or any of its directors, officers or employees. The SEC did not request that the Company restate its financial statements for the periods in question. The proposed settlement includes the following principal terms: (i) the Company will agree to a cease and desist order from future violations of securities laws and (ii) the Company will pay a monetary penalty of $200,000. The Company recorded the penalty related to the proposed settlement of $200,000 in the Company's financial statements in “other income/expense” in the quarter ended April 3, 2011. In addition, pursuant to the request of the SEC staff the Company deposited $200,000 in an escrow account during the quarter ended April 3, 2011.

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

2.	SALES AND NET SALES
Sales and net sales consist of the following:
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Sales	$83,338	$74,884	$250,480	$207,281
Less sales discounts	124	149	377	391
Net sales	$83,214	$74,735	$250,103	$206,890
Geographic Information
The Company has no sales offices or facilities outside of the United States. Sales for exports were 6.5% of total sales for the fiscal quarter ended April 3, 2011, compared with 11.0% for the fiscal quarter ended March 28, 2010. For the nine months ended April 3, 2011, sales for exports were 9.3% of total sales, compared with 10.1% for the nine months ended March 28, 2010. The majority of the Company’s foreign sales are due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.
Customer Information
Sales to the Company’s 10 largest customers represented 54% of total revenue for the three months ended April 3, 2011, versus 60% for the three months ended March 28, 2010. The Company’s top three customers and their relative contributions to sales for the fiscal quarter ended April 3, 2011, were as follows: Schlumberger Ltd., $9.4 million (11.3%); Owens-Illinois, Inc., $8.4 million (10.0%); and Raytheon Company, $5.9 million (7.0%). This compares with Owens-Illinois, Inc., $12.2 million (16.3%); American Superconductor, $6.4 million (8.5%); and Raytheon Company, $6.0 million (8.0%) for the fiscal quarter ended March 28, 2010.

Sales to the Company’s 10 largest customers represented 58% of total revenue for the nine months ended April 3, 2011, versus 61% for the nine months ended March 28, 2010. The Company’s top three customers and their relative contributions to sales for the nine months ended April 3, 2011, were as follows: Owens-Illinois, Inc., $32.3 million (12.9%); Schlumberger Ltd., $26.1 million (10.4%); and American Superconductor, $19.0 million (7.6%). This compares with Owens-Illinois, Inc., $29.1 million (14.1%); Raytheon Company, $17.8 million (8.6%); and American Superconductor, $16.7 million (8.1%) for the nine months ended March 28, 2010.

3.	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:
(in thousands)

	April 3, 2011	June 27, 2010
Billed shipments	$42,855	$46,890
Less allowance for doubtful accounts	295	285
Trade receivables, net	42,560	46,605
Other current receivables	186	202
Total	$42,746	$46,807
Included in accounts receivable at April 3, 2011, and June 27, 2010, were $857,000 and $407,000, respectively, of receivables due directly from the U.S. Government and $15.7 million and $14.8 million, respectively, due from customers related to contracts with the U.S. Government.
At April 3, 2011, the amounts due from the three largest accounts receivable debtors and the percentage of total accounts receivable represented by those amounts were $6.4 million (14.9%), $3.2 million (7.5%), and $2.8 million (6.4%). This compares with $10.1 million (21.5%), $6.6 million (14.0%), and $3.4 million (7.2%) at June 27, 2010.

4.	INVENTORIES
Inventories consist of the following:
(in thousands)

	April 3, 2011	June 27, 2010
Raw materials	$48,559	$42,602
Work in progress	6,838	4,658
Inventoried costs relating to long-term contracts, net of amounts attributable to revenues recognized to date	15,631	13,399
Finished goods	3,934	3,877
Total	$74,962	$64,536
For the three months ended April 3, 2011, and March 28, 2010, expense for obsolete or slow-moving inventory charged to income before taxes was $388,000 and $300,000, respectively.
For the nine months ended April 3, 2011, and March 28, 2010, expense for obsolete or slow-moving inventory charged to income before taxes was $1.3 million and $851,000, respectively.

The following table shows the cost elements included in the inventoried costs related to long-term contracts:
(in thousands)

	April 3, 2011	June 27, 2010
Production costs of goods currently in process (1)	$14,961	$13,054
Excess of production costs of delivered units over the estimated average cost of all units expected to be produced, including tooling and non-recurring costs	658	642
Unrecovered costs subject to future negotiation	347	—
Reserve for contracts with estimated costs in excess of contract revenues	(335)	(297)
Total inventoried costs	$15,631	$13,399

(1)	Selling and administrative expenses are not included in inventory costs.
Deferred production costs generally tend to be significant on large multi-year contracts for which the Company has not previously produced the product.
The inventoried costs relating to long-term contracts include unrecovered costs of $347,000 and $0 at April 3, 2011, and June 27, 2010, respectively, which are subject to future determination through negotiation or other procedures not complete at April 3, 2011. In the opinion of management, these costs will be recovered by contract modification.
The Company records a loss when the estimated costs of a contract exceed the net realizable value of the contract. The Company has recorded a provision equal to the amount that estimated costs would exceed the net realizable revenue over the contract.

5.    INTANGIBLE ASSETS, NET
Intangible assets, net, consist of the following:
(in thousands)

	April 3, 2011	June 27, 2010
Software	$5,686	$5,446
Less accumulated amortization	4,846	4,432
Net software	840	1,014
Customer lists	13,070	13,070
Less accumulated amortization	6,166	5,236
Net customer lists	6,904	7,834
Employee agreements	1,350	1,350
Less accumulated amortization	1,350	1,122
Net employee agreements	—	228
Total	$7,744	$9,076
Intangible assets are amortized over a period ranging from two to eight years.  Amortization expense was $520,000 for the three months ended April 3, 2011, compared with $669,000 for the three months ended March 28, 2010. For the nine months ended April 3, 2011, amortization expense was $1.7 million, compared with $2.2 million in the nine months ended March 28, 2010.
The Company anticipates that amortization expense will approximate $2.2 million for fiscal year 2011, $2.0 million for fiscal year 2012, $1.8 million for fiscal year 2013, $1.7 million for fiscal year 2014, and $1.6 million for fiscal year 2015.
The Company assesses the assets for impairment in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.”  Impairment is realized when the undiscounted cash flows to be derived from the asset are less than its carrying amount.  If impairment exists, the carrying value of the impaired asset is reduced to its net realizable value.  The impairment charge is recorded in operating results.  There was no impairment charge during the nine months ended April 3, 2011, or during fiscal year 2010.

6.	GOODWILL
Goodwill is summarized as follows:
(in thousands)

	April 3, 2011	June 27, 2010
Goodwill	$43,424	$43,424

Goodwill is recorded at three of the Company’s reporting units. Impairment is tested annually in the fourth quarter of each fiscal year or more frequently if events or circumstances warrant.

7.	OTHER ASSETS
Other assets consist of the following:
(in thousands)

	April 3, 2011	June 27, 2010
Cash value of life insurance	$4,643	$4,723
Deposits and licenses	223	186
Deferred financing costs, net	199	141
Other	82	75
Total	$5,147	$5,125

The cash value of life insurance relates to Company-owned life insurance policies on certain current and retired key employees.

8.	SHORT- AND LONG-TERM OBLIGATIONS
Short-term borrowings, long-term debt and current maturities of long-term debt consist of the following:
(dollars in thousands)

	April 3, 2011	June 27, 2010
Short-term borrowings:
Revolving credit agreement:
Balance at period-end	$—	$—
Interest rate at period-end	3.50%	3.75%
Average amount of short-term borrowings outstanding during period	$168	$35
Average interest rate for period	3.79%	3.79%
Maximum short-term borrowings at any month-end	$550	$—
Senior long-term debt:
Term loan	$27,500	$37,000
Other	261	327
Total senior long-term debt	27,761	37,327
Less current maturities	10,461	12,069
Long-term debt, less current maturities	$17,300	$25,258

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
Senior Lender:
The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009, and August 31, 2010. The Company further amended the loan agreement on December 31, 2010, to extend the maturity date to December 31, 2013. The following is a summary of certain provisions of the agreement:

•
The amended agreement provides for a revolving credit facility of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 3, 2011, $0 was outstanding under the revolving credit facility.  As of April 3, 2011, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 31, 2013.

•
The amended agreement provides for an extension of the final maturity date of the term loan. Beginning in December 2010, quarterly principal payments of $2.5 million are made, increasing to $2.7 million in September 2011, decreasing to $2.5 million in December 2011, and decreasing again to $2.3 million in December 2013. The term loan will be fully amortized at maturity on December 31, 2013.

•
Interest on the revolving facility and the term loan is calculated at a base rate of LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended April 3, 2011, the average rate was approximately 3.34%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•
The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended April 3, 2011.

Interest Rate Swap:
To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement made effective on January 9, 2009.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.
Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount of $35.0 million will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At April 3, 2011, the outstanding balance under the associated loan agreement was $21.4 million.
On September 30, 2009, the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.
The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The amended loan agreement executed on December 31, 2010, has not changed the accounting for the interest rate swap agreement as the hedge is expected to remain highly effective until maturity. The financial statement impact of ineffectiveness for the three and nine months ended April 3, 2011, was not material.
Fair Value:
The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.
The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of April 3, 2011.
Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of April 3, 2011.
At April 3, 2011, the Company recorded a liability of $217,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $138,000 (net of deferred income tax effects of $79,000) relating to the fair value of the interest rate swap contract.
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
The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:
(in thousands)

	Fair Value as of April 3, 2011
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swap derivative	$—	$217	$—	$217
	$—	$217	$—	$217
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $11,000 at April 3, 2011, and $77,000 at June 27, 2010.
Maturities of Senior Long-Term Debt:
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year
2011	$2,503
2012	10,458
2013	10,000
2014	4,800
Total	$27,761

9.	CASH FLOWS

Total cash payments for interest for the three months ended April 3, 2011, and March 28, 2010, amounted to $271,000 and $392,000, respectively. Total cash payments for interest for the nine months ended April 3, 2011, and March 28, 2010, amounted to $1.3 million and $1.3 million, respectively. Net cash payments for federal and state income taxes were $1.6 million and $1.4 million for the three months ended April 3, 2011, and March 28, 2010, respectively. Net cash payments for federal and state income taxes were $7.1 million and $2.9 million for the nine months ended April 3, 2011, and March 28, 2010, respectively.

10.	COMPREHENSIVE INCOME
Comprehensive income consists of the following:
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net income	$3,651	$4,128	$12,991	$10,068
Other comprehensive gain (loss)	54	(16)	84	(112)
Comprehensive income	$3,705	$4,112	$13,075	$9,956
The other comprehensive gains of $54,000 and $84,000 recognized in the three and nine months ended April 3, 2011, respectively, and other comprehensive losses of $16,000 and $112,000 recognized in the three and nine months ended March 28, 2010, respectively, represent the result of the changes in the fair value of the interest rate swap agreement described in Note 8 to Consolidated Financial Statements. The agreement has been designated as a hedge of the variability of cash flows associated with the floating rate debt and has met current effectiveness criteria.

11.	EARNINGS PER COMMON SHARE
Basic and diluted earnings per common share are computed as follows:
(amounts in thousands, except earnings per-share amounts)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Net earnings	$3,651	$4,128	$12,991	$10,068
Basic net earnings per common share	$0.23	$0.26	$0.83	$0.64
Diluted net earnings per common share	$0.23	$0.26	$0.81	$0.63
Basic earnings per share are calculated using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are calculated under the treasury stock method using the weighted-average number of common shares outstanding during the period plus shares issuable upon the assumed exercise of dilutive common share options and nonvested shares.
Basic and diluted shares are computed as follows:
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Average common shares outstanding – basic	15,706	15,710	15,695	15,737
Dilutive options and nonvested shares	264	300	246	299
Adjusted average common shares outstanding – diluted	15,970	16,010	15,941	16,036
All stock options outstanding and nonvested shares at April 3, 2011, and March 28, 2010, were dilutive and included in the computation of diluted earnings per share. These options expire in various periods through 2014. The Company had awarded certain key executives nonvested shares tied to the Company’s fiscal year 2010 financial performance. The compensation expense related to these awards is recognized quarterly. The nonvested shares vest at the end of the fiscal year 2012.

12.	STOCK-BASED ARRANGEMENTS
The Company has established the 1993 Incentive Stock Option Plan, as amended, the 1995 Incentive Stock Option Plan and the 1999 Non-Qualified Stock Option Plan (collectively, the “Plans”). In the aggregate, the Plans provide for the issuance of up to 2.2 million shares to be granted in the form of share-based awards to key employees of the Company. In addition, pursuant to the 2004 Long Term Incentive Plan, as amended (“LTIP”), the Company provides for the issuance of up to 850,000 shares to be granted in the form of share-based awards to certain key employees and nonemployee directors. The Company may satisfy the awards upon exercise with either new or treasury shares. The Company’s share-based compensation awards outstanding at April 3, 2011, include stock options, restricted stock and performance units.
For the three and nine months ended April 3, 2011, total stock-based compensation was $404,000 ($253,000 after tax), and $1.1 million ($720,000 after tax), respectively, and was equivalent to earnings per basic and diluted share of $0.02 and $0.05, respectively. For the three and nine months ended March 28, 2010, total stock-based compensation was $140,000 ($83,000 after tax), and $843,000 ($527,000 after tax), respectively, and was equivalent to earnings per basic and diluted share of $0.01 and $0.03, respectively.
As of April 3, 2011, the total unrecognized compensation expense related to nonvested shares and performance units was $612,000 before income tax, and the period over which it is expected to be recognized is approximately one and a quarter years. At March 28, 2010, the total unrecognized compensation expense related to nonvested shares and performance units was $154,000 before income tax, and the period over which it was recognized was approximately three months.

Stock Options
A summary of the activity in the Company’s Plans during the nine months ended April 3, 2011, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Number of Shares Exercisable	Weighted-Average Exercise Price	Weighted-Average Fair Value Granted Options
Outstanding at June 27, 2010	426,652	$5.61	426,652	$5.61

Exercised	1,000	$8.54	—	—	—
Outstanding at October 3, 2010	425,652	5.60	425,652	5.60

Exercised	14,087	6.91	—	—	—
Outstanding at January 2, 2011	411,565	$5.55	411,565	$5.55

Exercised	—
Outstanding at April 3, 2011	411,565	$5.55	411,565	$5.55

The following table summarizes information about stock options outstanding and exercisable as of April 3, 2011:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (1) (in millions)
$2.50 – 3.00	112,900	0.4	$2.85	$1.7
$3.01 – 5.96	117,013	2.3	3.53	1.6
$5.97 – 8.54	181,652	3.4	8.54	1.6
	411,565	2.3	$5.55	$4.9
(1)    The intrinsic value of a stock option is the amount by which the April 3, 2011, market value of the underlying stock exceeds the exercise price of the option.
There were no stock options exercised during the fiscal quarters ended April 3, 2011, and March 28, 2010. For the nine months ended April 3, 2011, and March 28, 2010, the total intrinsic value of stock options exercised was $104,000 and $1.1 million, respectively. The exercise period for all stock options generally may not exceed 10 years from the date of grant. Stock option grants to individuals generally become exercisable over a service period of one to five years. There were no stock options granted in the three or nine months ended April 3, 2011.
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
A summary of the activity of the Company’s nonvested shares during the three and nine months ended April 3, 2011, is presented below:

	Number of Nonvested Shares	Weighted- Average Grant Price
Nonvested shares at June 27, 2010	119,338	$12.30

Awarded	—	—
Vested	—	—
Forfeited	—	—
Nonvested shares at April 3, 2011	119,338	$12.30

For the three months ended April 3, 2011, and March 28, 2010, compensation expense related to the LTIP was $372,000 and $140,000, respectively.

For the nine months ended April 3, 2011, and March 28, 2010, compensation expense related to the LTIP was $1.0 million, and $843,000, respectively.

13.	SUBSEQENT EVENTS
As discussed in Note 1 of the Consolidated Financial Statements, on April 3, 2011, the Company entered into a definitive agreement under which Ducommun Incorporated (NYSE: DCO), a provider of engineering and manufacturing services to the aerospace and defense industry, will acquire the Company for a purchase price of $19.25 per share in cash.   The transaction is expected to be completed in late June 2011.

The Company is aware of five purported class actions filed subsequent to the announcement of the Merger against the Company, its directors and Ducommun filed by purported stockholders of the Company and relating to the Merger. The complaints allege, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders, and that the Company and Ducommun aided and abetted the Company’s directors in such alleged breaches of their fiduciary duties. Each plaintiff purports to bring his claims on behalf of himself and a class of Company stockholders. The actions seek judicial declarations that the Merger Agreement was entered into in breach of the directors’ fiduciary duties, rescission of the transactions contemplated by the Merger Agreement, and the award of attorneys’ fees and expenses for the plaintiffs. Three lawsuits challenging the proposed transaction have been filed in Missouri state court, all in the Circuit Court of St. Louis County. All seek declaratory, rescissory and other, unspecified, equitable relief against the directors and officers on a theory of breach of fiduciary duty to the stockholders and against the Company and Ducommun on a theory of “aiding and abetting” the individual defendants. The last filed of the Missouri suits also seeks to enjoin the transaction. No money damages are sought, except for attorneys’ fees and costs.

The three Missouri cases are:

1.    John M. Foley, Jr. v. LaBarge, Inc. et al., St. Louis County Circuit Court Cause No. 11SL-CC01383, filed April 5, 2011.

2.    John M. Foley, Jr. v. LaBarge, Inc., et al., St. Louis County Circuit Court Cause No. 11SL-CC01391, filed April 6, 2011.

3.    William W. Wheeler v. LaBarge, Inc., et al., St. Louis County Circuit Court Cause No. 11SL-CC01392, filed April 6, 2011.

Two other similar lawsuits have been filed in the Chancery Court of the State of Delaware by different attorneys than the those who filed above-described matters. Barry P. Borodkin v. Craig E. LaBarge, et al., transaction ID 36985939, Case No. 6368- (filed on April 12, 2011) and Insulators and Asbestos Workers Local No. 14 v. Craig LaBarge, et al. (filed on April 15, 2011) are putative class actions that mirror the claims raised in the Missouri cases, but also seek injunctive relief to prevent the proposed transaction with Ducommun in addition to accounting and attorneys’ fees and costs. The Company believes that the lawsuits are without merit and intends to defend them vigorously.

LaBarge, Inc.
Form 10-Q
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This report contains forward-looking statements that relate to future events or our future financial performance.  We have attempted to identify these statements by terminology including “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “seek,” “goal,” “may,” “will,” “should,” “can,” “continue,” or the negative of these terms or other comparable terminology.  These statements include statements about our market opportunity, our growth strategy, competition, expected activities, and the adequacy of our available cash resources.  These statements may be found throughout the report, including in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that matters subject to forward-looking statements involve known and unknown risks and uncertainties, including those described in our most recent Annual Report on Form 10-K and Part II, Item 1A of this quarterly report on Form 10-Q, as the same may be updated from time to time in our filings with the SEC. These risks and uncertainties may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition.
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
The Company employs approximately 1,570 people, including approximately 1,340 people who provide support for production activities (including assembly, testing and engineering) and approximately 230 people who provide administrative support.
The Company uses a fiscal year ending the Sunday closest to June 30. The nine months ended April 3, 2011, contained 40 weeks while the nine months ended March 28, 2010, contained 39 weeks.
The Company’s customers conduct business in a variety of markets with significant revenues from customers in the defense, medical, aerospace, natural resources, industrial and other commercial markets. As a contract manufacturer, revenues are impacted primarily by the volume of shipments in the particular period. The Company is currently monitoring a situation with one of its customers, American Superconductor, which is discussed in detail in Item 1A. Risk Factors.
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

Results of Operations – Three and Nine Months Ended April 3, 2011
Backlog
(in thousands)

	Change	April 3, 2011	June 27, 2010
Defense	$45,395	$155,825	$110,430
Natural Resources	(4,969)	31,388	36,357
Industrial	(3,247)	25,384	28,631
Medical	3,348	21,513	18,165
Commercial Aerospace	1,093	2,705	1,612
Other	1,240	4,772	3,532
Total backlog	$42,860	$241,587	$198,727
The backlog at April 3, 2011, increased $42.9 million from June 27, 2010.  The $45.4 million increase in defense backlog is primarily attributable to several large contracts related to producing interconnect and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs.  The $5.0 million decrease in natural resources backlog is primarily attributable to lower bookings from the wind power generation industry.  The $3.2 million decrease in industrial backlog is primarily attributable to a decrease in bookings of electronic and electromechanical assemblies used in capital equipment for glass container fabrication systems.
Approximately $47.2 million of the backlog at April 3, 2011, is scheduled to ship beyond the next 12 months, pursuant to the shipment schedules of the contracts that comprise backlog. This compares with $30.4 million at June 27, 2010.
Net Sales
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Defense	$32,940	$28,878	$91,333	$89,677
Natural Resources	19,130	14,507	62,748	38,306
Industrial	18,060	19,650	59,990	45,405
Medical	10,235	8,303	26,239	22,073
Commercial Aerospace	920	892	3,126	3,505
Other	1,929	2,505	6,667	7,924
Total net sales	$83,214	$74,735	$250,103	$206,890
For the three months ended April 3, 2011, sales increased $8.5 million, versus the comparable period a year earlier. Sales to defense customers increased $4.1 million, primarily related to several large contracts related to producing interconnect and electronic assemblies for a variety of defense applications, including military aircraft, missile systems, radar systems and shipboard programs. Sales to natural resources customers increased $4.6 million, primarily attributable to an increase in sales to oil and gas customers. Sales to industrial customers decreased $1.6 million, primarily due to lower demand for electronic and electromechanical assemblies used in capital equipment for glass container fabrication systems.
For the nine months ended April 3, 2011, sales increased $43.2 million, versus the comparable period a year earlier.  Sales to natural resources customers increased $24.4 million, primarily attributable to an increase in sales to oil and gas, wind power generation and mining customers. Sales to industrial customers increased $14.6 million, primarily due to higher demand for capital equipment used in glass container fabrications systems and higher demand for electronic assemblies used in high-performance semiconductor test equipment.
Sales to the Company’s 10 largest customers represented 54% of total revenue for the three months ended April 3, 2011, versus 60% for the three months ended March 28, 2010. The Company’s top three customers and their relative contributions to sales for the fiscal quarter ended April 3, 2011, were as follows: Schlumberger Ltd., $9.4 million (11.3%); Owens-Illinois, Inc., $8.4 million (10.0%); and Raytheon Company, $5.9 million (7.0%). This compares with Owens-Illinois, Inc., $12.2 million (16.3%); American Superconductor, $6.4 million (8.5%); and Raytheon Company, $6.0 million (8.0%) for the fiscal quarter ended March 28, 2010.

Sales to the Company’s 10 largest customers represented 58% of total revenue for the nine months ended April 3, 2011, versus 61% for the nine months ended March 28, 2010. The Company’s top three customers and their relative contributions to sales for the nine months ended April 3, 2011, were as follows: Owens-Illinois, Inc., $32.3 million (12.9%); Schlumberger Ltd., $26.1 million (10.4%); and American Superconductor, $19.0 million (7.6%). This compares with Owens-Illinois, Inc., $29.1 million (14.1%); Raytheon Company, $17.8 million (8.6%); and American Superconductor, $16.7 million (8.1%) for the nine months ended March 28, 2010.

Cost of Sales and Gross Profit
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Cost of sales	$66,290	$59,334	$199,467	$165,559
Percent of net sales	79.7%	79.4%	79.8%	80.0%
Gross profit	$16,924	$15,401	$50,636	$41,331
Gross profit margin	20.3%	20.6%	20.2%	20.0%
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
Cost of sales for the three months ended April 3, 2011, increased $7.0 million, compared with the prior fiscal year, driven by a $8.5 million increase in sales. Gross profit for the three months ended April 3, 2011, increased $1.5 million, and gross profit margin decreased 30 basis points versus the same period in the prior fiscal year.
Cost of sales for the nine months ended April 3, 2011, increased $33.9 million, compared with the prior fiscal year, driven by a $43.2 million increase in sales. Gross profit for the nine months ended April 3, 2011, increased $9.3 million, and gross profit margin increased 20 basis points versus the same period in the prior fiscal year.

Selling and Administrative Expense
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Selling and administrative expense	$10,616	$8,402	$29,048	$25,350
Percent of net sales	12.8%	11.2%	11.6%	12.3%

Selling and administrative expense increased by $2.2 million for the three months ended April 3, 2011, compared with the three months ended March 28, 2010. The increase in expenses is primarily attributable to an increase in professional service fees of $1.6 million, $1.4 million of which are associated with the pending acquisition of the Company by Ducommun as described in Note 1 of the Notes to the Consolidated Financial Statements. In addition, salaries and fringe benefit expense increased $605,000, software amortization decreased $203,000, and bad debt expense increased $208,000 in three months ended April 3, 2011, compared with the three months ended March 28, 2010. In the three months ended March 28, 2010, bad debt expense was favorably impacted by $220,000 due a collection that was reserved for in fiscal year 2009.

Selling and administrative expense increased by $3.7 million for the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010. The increase in expenses is primarily attributable to an increase in salaries and fringe benefit expense of $1.8 million, versus the prior-year period. In addition, professional service fees increased $2.0 million, $1.5 million of which are associated with the pending acquisition of the Company by Ducommun described in Note 1 of the Notes to the Consolidated Financial Statements. In addition, software amortization decreased $530,000, offset by increases of $348,000 in bad debt expense, $212,000 in rent expense, and $182,000 in expenses for utilities in the nine months ended April 3, 2011, compared with the nine months ended ended March 28, 2010.

Interest Expense
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Interest expense	$293	$400	$1,031	$1,329

Interest expense decreased $107,000 for the three months ended April 3, 2011, versus the same period a year earlier due to lower average debt levels.

Interest expense decreased $298,000 for the nine months ended April 3, 2011, versus the same period a year earlier due to lower average debt levels.

Income Tax Expense
(in thousands)

	Three Months Ended		Nine Months Ended
	April 3, 2011	March 28, 2010	April 3, 2011	March 28, 2010
Income tax expense	$2,191	$2,516	$7,406	$4,590

The estimated annual effective income tax rate for the three and nine months ended April 3, 2011, was 36.5%,

compared with 37.5% for the three and nine months ended March 28, 2010.  The income tax expense recorded for the nine months ended March 28, 2010, was impacted favorably by $795,000 for the recording of refunds due to a correction to the apportionment factor for state income tax returns as described in Note 1.

Liquidity and Capital Resources
Cash Flow
(in thousands)

	Nine Months Ended
	April 3, 2011	March 28, 2010
Net cash provided by operating activities	$17,593	$12,195
Net cash used by investing activities	(3,693)	(4,287)
Net cash used by financing activities	(9,982)	(8,010)
Net increase (decrease) in cash and cash equivalents	$3,918	$(102)

The Company’s operations generated $17.6 million of cash in the nine months ended April 3, 2011, compared with $12.2 million of cash generated in the nine months ended March 28, 2010. The primary driver of the $5.4 million increase in net operating cash flow in the current-year period was $57.7 million of increased cash received from trade customers due to the higher sales levels for the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010. Also, cash received from customers to fund long-lead material purchases was $4.6 million higher in the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010. This was partially offset by a $43.8 million increase in cash disbursements for inventory purchases and other costs of operations in the fiscal 2011 third quarter. The higher inventory purchases and other operation costs were primarily driven by the increase in sales volume for the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010. In addition, the cash used for payroll-related expenditures increased $9.1 million in the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010, due to bonus payments made during the nine months ended April 3, 2011, and the timing of the payroll disbursements, which resulted in an additional payroll disbursement in the nine months ended April 3, 2011, compared with the nine months ended March 28, 2010.  Also, net income tax payments were $4.2 million higher in the nine months ended April 3, 2011, versus the same period in fiscal year 2010.
The $594,000 decrease in cash used by the Company’s investing activities in the nine months ended April 3, 2011, versus the nine months ended March 28, 2010, was primarily driven by a reduction of $189,000 in capital expenditures for equipment and facilities and a reduction of $348,000 in spending for software.
The $2.0 million increase in cash used by financing activities in the nine months ended April 3, 2011, versus the nine months ended March 28, 2010, is primarily due to the Company repaying long-term debt of $9.6 million in the nine months ended April 3, 2011, compared with payments of $6.1 million in the nine months ended March 28, 2010.  This was offset by a reduction in purchases of common stock. The Company purchased no common stock in the nine months ended April 3, 2011, compared with purchases of $1.6 million of common stock in the nine months ended March 28, 2010.

Capital Structure
The Company entered into a senior secured loan agreement on December 22, 2008, amended on January 30, 2009, and August 31, 2010. The Company further amended the loan agreement on December 31, 2010, to extend the maturity date to December 31, 2013. The following is a summary of certain provisions of the agreement:

•
The amended agreement provides for a revolving credit facility of up to $30.0 million, which is available for direct borrowings or letters of credit.  The facility is based on a borrowing base formula equal to the sum of 85% of eligible receivables and 35% of eligible inventories. As of April 3, 2011, $0 was outstanding under the revolving credit facility.  As of April 3, 2011, letters of credit issued were $1.2 million, leaving an aggregate of up to $28.8 million available under the revolving credit facility. This credit facility matures on December 31, 2013.

•
The amended agreement provides for an extension of the final maturity date of the term loan. Beginning in December 2010, quarterly principal payments of $2.5 million are made, increasing to $2.7 million in September 2011, decreasing to $2.5 million in December 2011, and decreasing again to $2.3 million in December 2013. The term loan will be fully amortized at maturity on December 31, 2013.

•
Interest on the revolving facility and the term loan is calculated at a base rate of LIBOR plus a stated spread based on certain ratios.  For the fiscal quarter ended April 3, 2011, the average rate was approximately 3.34%.

•	All loans are secured by substantially all the assets of the Company other than real estate.

•
The Company must comply with covenants and certain financial performance criteria consisting of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in relation to debt, minimum net worth and operating cash flow in relation to fixed charges. The Company was in compliance with its borrowing agreement covenants as of and during the fiscal quarter ended April 3, 2011.

Interest Rate Swap:
To mitigate the risk associated with interest rate volatility, the Company entered into an interest rate swap agreement made effective on January 9, 2009.  This pay-fixed, receive-floating rate swap limits the Company’s exposure to interest rate variability and allows for better cash flow control.  The swap is not used for speculative purposes.
Under the original agreement, the Company fixed the interest payments to a base rate of 1.89% plus a stated spread based on certain ratios.  The beginning notional amount of $35.0 million will amortize simultaneously with the term loan schedule in the associated loan agreement and will mature on December 22, 2011. At April 3, 2011, the outstanding balance under the associated loan agreement was $21.4 million.
On September 30, 2009, the Company made an additional payment in conjunction with the first principal payment under the loan agreement dated December 22, 2008.  This additional payment required a restructuring of the interest rate swap agreement.  As a result, the fixed base rate under the revised agreement increased to 1.92%.  This rate will apply until the swap matures on December 22, 2011.
The interest rate swap agreement has been designated as a cash flow hedging instrument, and the Company has formally documented, designated and assessed the effectiveness of the interest rate swap.  The amended loan agreement executed on December 31, 2010, has not changed the accounting for the interest rate swap agreement as the hedge is expected to remain highly effective until maturity. The financial statement impact of ineffectiveness for the three months ended April 3, 2011, and March 28, 2010, was not material.
Fair Value:
The Company considered the carrying amounts of cash and cash equivalents, securities and other current assets and liabilities, including accounts receivable and accounts payable, to approximate fair value because of the short maturity of these financial instruments.
The Company has considered amounts outstanding under the long-term debt agreements and determined that carrying amounts recorded in the financial statements are consistent with the estimated fair value as of April 3, 2011.
Additionally, the interest rate swap agreement, further described above, has been recorded by the Company based on the estimated fair value as of April 3, 2011.
At April 3, 2011, the Company recorded a liability of $217,000 classified within other long-term liabilities in the consolidated balance sheet, and accumulated other comprehensive loss of $138,000 (net of deferred income tax effects of $79,000) relating to the fair value of the interest rate swap contract.
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
The Company’s interest rate swap is valued using a present value calculation based on an implied forward LIBOR curve (adjusted for the Company’s credit risk) and is classified within Level 2 of the valuation hierarchy, as presented below:
(in thousands)

	Fair Value as of April 3, 2011
	Level 1	Level 2	Level 3	Total
Other long-term liabilities:
Interest rate swap derivative	$—	$217	$—	$217
	$—	$217	$—	$217
Other Long-Term Debt:
Other long-term debt includes capital lease agreements with outstanding balances totaling $11,000 at April 3, 2011, and $77,000 at June 27, 2010.
Maturities of Senior Long-Term Debt:
The aggregate maturities of long-term obligations are as follows:
(in thousands)

Fiscal Year
2011	$2,503
2012	10,458
2013	10,000
2014	4,800
Total	$27,761

Stockholders’Equity and Debt
The following table shows LaBarge’s equity and total debt positions:
(in thousands)

	April 3, 2011	June 27, 2010
Stockholders’ equity	$129,335	$115,640
Debt	27,761	37,327

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
In addition, management regularly reviews all inventory for lower of cost or market value issues to determine whether any write-down to the lower of cost or market value is necessary.  Various factors are considered in making this determination, including expected program life, recent sales history, predicted trends and market conditions.  If actual demand or market conditions are less favorable than those projected by management, inventory write-downs may be required.  For the quarters ended April 3, 2011, and March 28, 2010, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $388,000, and $300,000, respectively. For the nine months ended ended April 3, 2011, and March 28, 2010, expense for the write-down of inventory to lower of cost or market value charged to income before income taxes was $1.3 million, and $851,000, respectively.
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
The Company is currently monitoring a situation with one of the customers of this reporting unit, which is discussed in detail in Item 1A. Risk Factors.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Risk
The Company has no sales offices or facilities outside of the United States. Sales for exports were 6.5% of total sales for the fiscal quarter ended April 3, 2011, compared with 11.0% for the fiscal quarter ended March 28, 2010. For the nine months ended April 3, 2011, sales for exports were 9.3% of total sales compared with 10.1% for the nine months ended March 28, 2010. The majority of the Company’s foreign sales are due to a large contract related to wind power generation equipment. This contract is denominated in U.S. dollars and, therefore, the Company does not have foreign currency risk associated with the related accounts receivable.
Interest Rate Risk
As of April 3, 2011, the Company had $27.8 million in total debt.  Of the total debt, $21.4 million has a fixed rate through an interest rate swap agreement, and therefore, is not subject to interest rate risk. Another $261,000 is subject to a fixed interest rate through borrowing agreements and is not subject to interest rate risk. The interest rate on the remaining $6.1 million is subject to fluctuation. If interest rates increased 1%, the additional interest cost to the Company would be approximately $53,000 for one year.

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
Changes In Internal Controls
During the three months ended April 3, 2011, there were no changes in internal control over financial reporting identified in connection with management’s evaluation that have materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.     Risk Factors.

Our Annual Report on Form 10-K for the year ended June 27, 2010, includes “Risk Factors” under Item 1A of Part I. Except as set forth below, there have been no material changes from the risk factors described in our Form 10-K. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs.

As part of its overall strategy, the Company has, from time to time, acquired certain businesses. Such investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return and strategic objective. These procedures often involve certain assumptions and judgment in determining the related acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of April 3, 2011, goodwill accounts for $43.4 million, or 20.4%, of the Company’s total assets. The Company evaluates goodwill amounts for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market or other business conditions may indicate potential impairment of recorded goodwill. If the current economic conditions deteriorate, causing a decline in the Company's stock price or expected cash flows, impairments to one or more businesses could occur in future periods whether or not connected to the annual impairment analysis. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets. Any related losses or required write-downs could have a material adverse effect on the Company's financial results.

In December 2008, the Company acquired the assets of its Appleton operation which included $19.1 million of goodwill and $9.7 million of intangible customer list. As of April 3, 2011, the net book value of the customer list is $6.9 million. As of April 3, 2011, the Company’s backlog for the Appleton operation was $37.2 million, which includes approximately $10.6 million relating to orders at the Appleton facility for electronic systems used in wind power generation equipment with American Superconductor. Based on current estimates, backlog related to American Superconductor is scheduled to ship in the next nine months. As of April 3, 2011, the trade receivables due from this customer were $2.5 million, of which $600,000 was past due. Included in inventory as of April 3, 2011, was $718,000 related to this customer. Year to date through April 3, 2011, the Company has recorded $19.0 million of sales to this customer, which represent approximately 7.6% of total LaBarge sales and 34.8% of the Appleton operation’s sales.

American Superconductor’s largest customer, providing 75% of American Superconductor’s revenue for the nine months ended December 2010, is Sinovel Wind Group Co. Ltd. (“Sinovel”). On April 5, 2011, American Superconductor issued an update regarding its anticipated fourth quarter and fiscal year ended March 31, 2011, results. In the press release, American Superconductor announced that Sinovel had refused to accept contracted shipments of electrical components and spare parts in March 2011, and that Sinovel was past due on $56.0 million of shipments from prior quarters.

American Superconductor has not canceled any orders with the Company, but has indicated that it would delay receipt of current orders by 30 to 60 days. If the orders are not canceled and are merely delayed, this should not have a significant negative impact on the Appleton operation, as it moves out the projected cash flow by 90 days.

Based on discussions with American Superconductor, and given the information that is currently available, the Company believes that it will collect the receivable and, although possibly delayed, shipments will resume in a time frame that would not have a significant impact on the operations of the Appleton facility. The Company will continue to monitor the situation and maintain contact with the customer. If the orders to American Superconductor are canceled, substantially reduced or postponed for a significant period of time, the Company may be required to record an impairment of the goodwill related to the Appleton operation, which could have a material adverse effect on the Company's financial results.

Management's focus on the Merger may divert their attention from ongoing business concerns.
Consummation of the Merger, and satisfaction of various conditions to closing the Merger, will require a significant investment of resources by the Company, including the time and attention of our management. We cannot predict or estimate the impact that our management's attention to these matters will have on the operation of our business.

The announcement of the Merger Agreement may cause disruptions that will harm the Company's operating results and business, customer relationships, and relationships with our employees and suppliers.
The inclination of our customers and suppliers to continue their business relationships with us may be negatively impacted by the announcement of the Merger. In addition, certain of our employees may elect to pursue other employment opportunities as a result of the Merger and the transactions contemplated under the Merger Agreement. Any significant disruption to our customer, supplier or employee relationships could have an adverse effect on our financial condition and results of operations.

The Company must obtain governmental and regulatory approvals to consummate the Merger, which, if delayed, not granted or granted with unacceptable conditions, may jeopardize or delay the consummation of the Merger, result in additional expenditure of time and resources and reduce the anticipated benefits of the acquisition.
The Merger is conditioned on the receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. If the Company does not receive such approvals, or does not receive such approvals on terms that satisfy the conditions set forth in the Merger Agreement, then the Company will not be obligated to consummate the Merger.

The governmental authorities from which the Company must seek these regulatory approvals have broad discretion in their review of the transaction. As a condition to their approval of the merger, the governmental authorities may impose requirements, limitations or costs on the combined company, require divestitures of the combined company or place restrictions on the conduct of the business of the combined company. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the merger and could reduce its anticipated benefits to the Company. The Company cannot make any assurances that it will obtain all of the required regulatory approvals or that Ducommun will obtain them on any particular terms. The Merger Agreement also contains a condition that the staff of the SEC has not rejected or expressly disapproved any of the material terms or conditions of the March 18, 2011, settlement that the regional SEC staff has agreed to recommend to the SEC. See Note 1 to the Consolidated Financial Statements.

The Company will incur significant transaction and Merger-related integration costs in connection with the Merger.
The Company expects to incur a number of costs associated with completing the Merger. The substantial majority of these costs will be non-recurring expenses and will primarily consist of transaction costs related to the Merger. It is possible that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events.

An event, change or other circumstance could occur that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require us to pay a termination fee or reimburse Ducommun for its expenses incurred in connection with the proposed transaction up to $5.0 million.

The market price of the Company's common stock may decline as a result of investor perceptions of the Merger.
In response to the announcement of the Merger, the market price of Company common stock may decline as a result of investor perceptions about the terms or benefits of the transaction.

Item 6.    Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of April 3, 2011, by and among LaBarge, Inc., Ducommun Incorporated and DLBMS, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2011, and incorporated herein by reference).*

4.1
Amendment No. 2 to Rights Agreement, dated as of April 3, 2011, by and between LaBarge, Inc. and Registrar and Transfer Company as Rights Agent (filed as Exhibit 4.1 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.1
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and Craig E. LaBarge (filed as Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.2
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and Donald H. Nonnenkamp (filed as Exhibit 10.2 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.3
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and Randy L. Buschling (filed as Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.4
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and Teresa K. Huber (filed as Exhibit 10.4 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.5
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and William D. Bitner (filed as Exhibit 10.5 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.6
Employment Agreement, dated April 3, 2011, by and between LaBarge, Inc. and John R. Parmley (filed as Exhibit 10.6 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

10.7
Second Amendment to LaBarge, Inc. 2004 Long Term Incentive Plan, dated April 3, 2011 (filed as Exhibit 10.7 to the Registrant's Form 8-K filed with the SEC on April 6, 2011, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaBarge, Inc.

Date:	May 6, 2011

By:	/S/DONALD H. NONNENKAMP
Name:	Donald H. Nonnenkamp
Vice President and Chief Financial Officer
Principal Financial Officer